Form 10-Q
period 2020-03-31
Palmer Square Capital BDC Inc.
filed 2020-05-15
CIK 1794776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-56126

Palmer Square Capital BDC Inc.

Maryland	84-3665200
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 Shawnee Mission Parkway, Suite 315, Mission Woods, KS	66205
(Address of principal executive offices)	(Zip Code)

(816) 994-3200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of May 11, 2020, the registrant had 12,215,196 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Assets and Liabilities

(Unaudited)

	March 31, 2020	December 31, 2019
Assets:
Non-controlled, non-affiliated investments, at fair value (amortized cost of $503,616,208)	$469,618,292	$—
Cash and cash equivalents	165,366	1,500
Receivables:
Receivable for sales of investments	2,235,000	—
Receivable for paydowns of investments	63,099	—
Due from investment adviser	28,691
Dividend receivable	46,320	—
Interest receivable	948,741	—
Prepaid expenses and other assets	402,341	500,246
Total Assets	$473,507,850	$501,746

Liabilities:
Credit facility, net (Note 6)	$83,901,458	$—
Payables:
Payable to affiliate for organizational costs	—	28,635
Payable for investments purchased	204,879,024	—
Management fee payable	474,678	—
Accrued other general and administrative expenses	325,126	595,188
Total Liabilities	$289,580,286	$623,823

Commitments and contingencies (Note 8)

Net Assets:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; 0 issued and outstanding as of March 31, 2020	$—	$—
Common stock, $0.001 par value; 450,000,000 shares authorized; 11,383,139 and 75 as of March 31, 2020 and December 31, 2019, respectively issued and outstanding	11,383	—
Additional paid-in capital	217,445,117	1,500
Total distributable earnings (accumulated deficit)	(33,528,936)	(123,577)
Total Net Assets	$183,927,564	$(122,077)
Total Liabilities and Net Assets	$473,507,850	$501,746
Net Asset Value Per Share of Common Stock	$16.16	$(1,627.69)

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statement of Operations

(Unaudited)

For the Period January 23, 2020 (Commencement of Operations) through
March 31, 2020
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$1,269,605
Dividend income	183,543
Total investment income from non-controlled, non-affiliated investments	1,453,148
Total Investment Income	1,453,148

Expenses:
Initial organization	122,199
Offering costs	100,951
Interest expense	239,866
Management fees	474,678
Professional fees	169,541

Other general and administrative expenses	154,658
Total Expenses	1,261,893
Less: Management fee waiver (Note 3)	(59,335)
Net expenses	1,202,558
Net Investment Income (Loss)	250,590

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses):
Non-controlled, non-affiliated investments	218,390
Total net realized gains (losses)	218,390
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(33,997,916)
Total net change in unrealized gains (losses)	(33,997,916)
Total realized and unrealized gains (losses)	(33,779,526)

Net Increase (Decrease) in Net Assets Resulting from Operations	$(33,528,936)

Per Share of Common Stock Data:
Basic and diluted net investment income per share of common stock	$0.04
Basic and diluted net increase (decrease) in net assets resulting from operations	$(5.10)
Weighted Average Common Stock Outstanding - Basic and Diluted	6,567,893

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statement of Changes in Net Assets

(Unaudited)

For the Period January 23, 2020 (Commencement of Operations) through
March 31, 2020
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$250,590
Net realized gains (losses) on investments and foreign currency transactions	218,390
Net change in unrealized gains (losses) on investments, foreign currency translations, and foreign currency exchange contracts	(33,997,916)
Net Increase (Decrease) in Net Assets Resulting from Operations	(33,528,936)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of shares of common stock	217,455,000
Net Increase in Net Assets Resulting from Capital Share Transactions	217,455,000
Total Increase (Decrease) in Net Assets	183,926,064
Net Assets, Beginning of Period	1,500
Net Assets, End of Period	$183,927,564

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statement of Cash Flows

(Unaudited)

For the Period January 23, 2020 (Commencement of Operations) through
March 31, 2020

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(33,528,936)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gains)/losses on investments	(218,390)
Net change in unrealized (gains)/losses on investments	33,997,916
Net accretion of discount on investments	(24,682)
Purchases of investments	(619,159,655)
Proceeds from sale of investments	115,786,519
Amortization of deferred financing cost	37,151
Increase/(Decrease) in operating assets and liabilities:
(Increase)/decrease in receivable for sales of investments	(2,235,000)
(Increase)/decrease in interest and dividends receivable	(995,061)
(Increase)/decrease in due from investment adviser	(28,691)
(Increase)/decrease in receivable for paydowns of investments	(63,099)
(Increase)/decrease in prepaid expenses and other assets	(402,341)
Increase/(decrease) in payable for investments purchased	204,879,024
Increase/(decrease) in management fees payable	474,678
Increase/(decrease) in payable to broker	32,684
Increase/(decrease) in accrued other general and administrative expenses	292,442
Net cash used in operating activities	(301,155,441)
Cash Flows from Financing Activities:
Borrowings on credit facility	85,177,525
Payments of debt issuance costs	(1,313,218)
Proceeds from issuance of common stock, net of change in subscriptions receivable of $ -	217,455,000

Net cash provided by financing activities	301,319,307
Net increase in cash and cash equivalents	163,866
Cash and cash equivalents, beginning of period	1,500
Cash and cash equivalents and foreign currency, end of period	$165,366

Supplemental and Non-Cash Information:
Interest paid during the period	$62,341

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of March 31, 2020

(Unaudited)

			Acquisition	Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Date	Par	Cost(1)(6)	Value	of Net Assets
Debt Investments
First Lien Senior Secured(2)
Acadia Healthcare Company, Inc.(4)(7)	Healthcare Providers and Services	3.50% (L + 2.50%)	3/18/2020	2/11/2022	1,994,776	$1,785,325	$1,849,656	1.0%
Achilles Acquisition LLC	Insurance	5.00% (L + 4.00%)	1/16/2020	10/13/2025	4,239,375	4,229,213	3,762,445	2.0%
Acrisure, LLC	Insurance	5.21% (L + 3.50%)	1/31/2020	2/12/2027	5,000,000	4,988,002	4,475,000	2.4%
Advanced Disposal Services, Inc.(4)(7)	Commercial Services and Supplies	2.89% (L + 2.25%)	3/31/2020	11/10/2023	2,250,000	2,244,375	2,234,993	1.2%
Albany Molecular Research, Inc.(7)	Healthcare Providers and Services	4.25% (L + 3.25%)	2/20/2020	8/28/2024	3,989,770	3,969,821	3,509,761	1.9%
Alera Group Intermediate Holdings, Inc.	Insurance	5.07% (L + 4.00%)	2/3/2020	8/1/2025	2,992,405	3,007,029	2,633,316	1.4%
Alliant Holdings Intermediate, LLC(7)	Insurance	3.99% (L + 3.00%)	1/27/2020	5/9/2025	4,488,579	4,092,526	4,116,027	2.2%
Alphabet Holding Company, Inc.	Food Products	4.49% (L + 3.50%)	1/24/2020	9/26/2024	1,994,885	1,922,185	1,612,535	0.9%
Altice France S.A.(7)	Diversified Telecommunication Services	4.70% (L + 4.00%)	3/31/2020	8/14/2026	2,000,000	1,900,000	1,915,000	1.0%
Amentum Government Services Holdings LLC(7)	Construction and Engineering	5.76% (L + 4.00%)	3/19/2020	1/22/2027	1,500,000	1,290,000	1,402,500	0.8%
American Rock Salt Company LLC(7)	Metals and Mining	5.10% (L + 3.50%)	2/28/2020	3/21/2025	2,452,025	2,433,664	2,133,262	1.2%
AmWINS Group, Inc.(7)	Insurance	3.75% (L + 2.75%)	2/28/2020	1/25/2024	2,493,545	2,484,194	2,353,283	1.3%
Amynta Agency Borrower Inc.(7)	Insurance	5.49% (L + 4.50%)	2/13/2020	2/28/2025	3,778,282	3,592,921	3,079,300	1.7%
Ancestry.com Operations Inc.(7)	Leisure Products	5.36% (L + 3.75%)	2/14/2020	10/19/2023	997,482	963,156	872,797	0.5%
Ancestry.com Operations Inc.(7)	Leisure Products	5.25% (L + 4.25%)	2/14/2020	8/21/2026	997,487	943,086	802,977	0.4%
APLP Holdings Limited Partnership(4)(7)	Independent Power and Renewable Electricity Producers	4.10% (L + 2.50%)	3/25/2020	4/11/2025	917,344	802,676	894,410	0.5%
Applovin Corporation(7)	Software	4.49% (L + 3.50%)	3/2/2020	3/31/2020	1,994,949	1,994,949	1,825,379	1.0%
AssuredPartners, Inc.(7)	Insurance	4.49% (L + 3.50%)	2/11/2020	2/12/2027	4,987,500	4,975,031	4,401,469	2.4%
Asurion Corporation	Diversified Consumer Services	3.99% (L + 3.00%)	1/27/2020	11/4/2024	1,994,924	1,999,911	1,925,102	1.0%
athenahealth, Inc.(7)	Healthcare Providers and Services	5.28% (L + 4.50%)	2/20/2020	2/11/2026	2,992,443	3,014,740	2,812,897	1.5%
Axalta Coating Systems Dutch Holding B B.V.(4)(7)	Auto Components	3.20% (L + 1.75%)	3/20/2020	5/31/2024	1,495,635	1,271,289	1,428,331	0.8%
Azalea TopCo, Inc.(7)	Healthcare Providers and Services	4.49% (L + 3.50%)	2/26/2020	7/24/2026	2,992,481	2,988,998	2,775,526	1.5%
Barracuda Networks, Inc.(7)	IT Services	4.52% (L + 3.25%)	3/2/2020	2/12/2025	4,050,000	4,006,500	3,746,250	2.0%
Bausch Health Companies Inc.(4)(7)	Pharmaceuticals	3.61% (L + 3.00%)	3/18/2020	6/2/2025	3,209,974	2,892,549	3,072,218	1.7%
Belfor Holdings Inc.(7)	Commercial Services and Supplies	4.99% (L + 4.00%)	3/18/2020	4/6/2026	1,496,231	1,286,759	1,443,863	0.8%
Belron Finance US LLC(7)	Auto Components	3.99% (L + 2.25%)	3/31/2020	11/7/2024	1,496,173	1,428,846	1,421,365	0.8%
Berry Global, Inc.(4)	Containers and Packaging	2.86% (L + 2.00%)	3/24/2020	10/3/2022	1,500,000	1,323,750	1,446,870	0.8%
BJ’s Wholesale Club, Inc.(4)(7)	Food and Staples Retailing	3.05% (L + 2.25%)	3/18/2020	2/2/2024	1,500,000	1,297,500	1,448,438	0.8%
Blackstone CQP Holdco LP(7)	Energy Equipment and Services	4.62% (L + 3.50%)	2/28/2020	9/30/2024	1,994,975	1,950,088	1,592,987	0.9%
Brookfield WEC Holdings Inc.(7)	Commercial Services and Supplies	3.99% (L + 3.00%)	2/25/2020	8/1/2025	3,989,899	3,940,025	3,805,366	2.1%
Buzz Merger Sub Ltd.(7)	Leisure Products	3.74% (L + 2.75%)	1/24/2020	1/29/2027	1,500,000	1,457,648	1,387,500	0.8%
Calpine Corporation(7)	Independent Power and Renewable Electricity Producers	3.24% (L + 2.25%)	3/13/2020	1/15/2024	2,992,147	2,827,579	2,891,910	1.6%
Castle US Holding Corporation(7)	Professional Services	5.20% (L + 3.75%)	1/24/2020	1/27/2027	1,050,000	1,044,750	855,755	0.5%
CHG Healthcare Services, Inc.(7)	Healthcare Providers and Services	4.07% (L + 3.00%)	3/19/2020	6/7/2023	3,491,027	2,964,880	3,147,737	1.7%
Cincinnati Bell Inc.(4)(7)	Media	4.25% (L + 3.25%)	3/19/2020	10/2/2024	1,496,203	1,339,101	1,446,401	0.8%
Citadel Securities LP(7)	Diversified Financial Services	3.74% (L + 2.75%)	3/20/2020	2/27/2026	1,995,000	1,735,650	1,815,450	1.0%
Creative Artists Agency, LLC(7)	Media	4.74% (L + 3.75%)	3/2/2020	11/27/2026	1,995,000	1,995,000	1,759,590	1.0%
CTOS, LLC(5)(7)	Commercial Services and Supplies	5.00% (L + 4.25%)	2/19/2020	4/18/2025	4,239,375	4,230,683	3,656,461	2.0%
DaVita Inc.(4)(7)	Healthcare Providers and Services	2.74% (L + 1.75%)	3/20/2020	8/12/2026	1,995,000	1,735,650	1,910,841	1.0%
DCert Buyer, Inc.(7)	Software	4.99% (L + 4.00%)	1/28/2020	10/16/2026	5,000,000	4,991,754	4,495,850	2.4%

			Acquisition	Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Date	Par	Cost(1)(6)	Value	of Net Assets
Deerfield Dakota Holding, LLC(7)	Diversified Financial Services	4.25% (L + 3.25%)	3/13/2020	2/13/2025	2,443,766	2,401,136	2,413,219	1.3%
Deerfield Dakota Holding, LLC(7)	Diversified Financial Services	5.43% (L + 3.75%)	3/5/2020	2/25/2027	4,000,000	3,960,000	3,440,000	1.9%
Dun & Bradstreet Corporation, The(7)	Professional Services	4.96% (L + 4.00%)	1/24/2020	2/6/2026	3,000,000	3,024,097	2,726,250	1.5%
Dynasty Acquisition Co., Inc.(7)	Aerospace and Defense	4.95% (L + 3.50%)	2/7/2020	4/6/2026	2,594,879	2,594,879	2,105,095	1.1%
Dynasty Acquisition Co., Inc.(7)	Aerospace and Defense	4.95% (L + 3.50%)	2/7/2020	4/6/2026	1,395,096	1,395,096	1,131,772	0.6%
EAB Global, Inc.(7)	Professional Services	5.74% (L + 3.75%)	2/21/2020	11/15/2024	997,455	998,702	815,669	0.4%
EFS Cogen Holdings I LLC(7)	Independent Power and Renewable Electricity Producers	5.20% (L + 3.25%)	2/26/2020	6/28/2023	2,985,313	2,980,337	2,608,417	1.4%
Elanco Animal Health Incorporated(4)(7)	Healthcare Providers and Services	3.55% (L + 1.75%)	3/20/2020	2/4/2027	2,000,000	1,750,000	1,915,000	1.0%
Ellie Mae, Inc.(7)	Software	5.20% (L + 3.75%)	2/27/2020	4/17/2026	2,992,481	2,985,204	2,629,643	1.4%
Exgen Renewables IV, LLC(7)	Independent Power and Renewable Electricity Producers	4.62% (L + 3.00%)	2/26/2020	11/29/2024	3,000,000	2,992,646	2,722,500	1.5%
First Eagle Holdings, Inc.(7)	Diversified Financial Services	3.95% (L + 2.50%)	1/17/2020	2/1/2027	2,992,500	2,988,905	2,551,106	1.4%
Flexera Software LLC(5)(7)	Software	4.50% (L + 3.50%)	2/28/2020	2/26/2025	1,994,911	1,990,005	1,820,356	1.0%
Forest City Enterprises, L.P.(7)	Real Estate Investment Trusts (REITs)	4.49% (L + 3.50%)	3/4/2020	12/8/2025	305,559	305,559	265,836	0.1%
Froneri International Limited(7)	Food Products	3.24% (L + 2.25%)	3/20/2020	1/29/2027	2,000,000	1,690,000	1,920,000	1.0%
Garda World Security Corporation(7)	Diversified Consumer Services	6.39% (L + 4.75%)	3/13/2020	10/23/2026	3,000,000	2,865,631	2,865,000	1.6%
Getty Images, Inc.	Media	5.50% (L + 4.50%)	1/28/2020	2/19/2026	1,973,582	1,971,186	1,603,535	0.9%
GFL Environmental Inc.(4)(7)	Commercial Services and Supplies	3.99% (L + 3.00%)	2/20/2020	5/30/2025	3,358,802	3,209,471	3,273,438	1.8%
Guggenheim Partners Investment Management Holdings, LLC(7)	Diversified Financial Services	3.74% (L + 2.75%)	2/28/2020	7/21/2023	1,495,713	1,486,365	1,329,689	0.7%
HCA Inc.(4)(7)	Healthcare Providers and Services	2.74% (L + 1.75%)	3/20/2020	3/18/2026	1,994,987	1,775,539	1,907,208	1.0%
Helix Gen Funding, LLC(7)	Independent Power and Renewable Electricity Producers	4.75% (L + 3.75%)	1/31/2020	6/3/2024	3,500,000	3,450,166	3,115,000	1.7%
HIG Finance 2 Limited(7)	Insurance	4.50% (L + 3.50%)	2/28/2020	12/20/2024	2,493,622	2,487,388	2,350,239	1.3%
Hostess Brands, LLC(4)(7)	Food Products	4.03% (L + 2.25%)	3/18/2020	8/4/2025	997,494	880,288	945,125	0.5%
HUB International Limited(7)	Insurance	4.55% (L + 2.75%)	2/26/2020	4/25/2025	2,992,386	2,969,943	2,818,827	1.5%
ICH US Intermediate Holdings II, Inc.(7)	Healthcare Providers and Services	6.75% (L + 5.75%)	2/28/2020	12/24/2026	2,962,500	2,925,469	2,769,938	1.5%
Idera, Inc.(5)(7)	Software	5.74% (L + 4.00%)	2/14/2020	6/28/2024	3,491,029	3,482,989	3,072,105	1.7%
Informatica LLC(7)	Software	4.24% (L + 3.25%)	2/14/2020	2/15/2027	3,000,000	2,985,000	2,630,010	1.4%
Inmar, Inc.	Professional Services	5.07% (L + 4.00%)	1/24/2020	5/1/2024	2,992,308	2,955,954	2,319,038	1.3%
Iridium Satellite LLC(4)(7)	Diversified Telecommunication Services	4.75% (L + 3.75%)	3/6/2020	10/18/2026	250,000	248,750	238,750	0.1%
Ivanti Software, Inc.(7)	IT Services	5.25% (L + 4.25%)	2/26/2020	1/22/2024	1,995,145	1,992,655	1,775,680	1.0%
Jane Street Group, LLC(7)	Diversified Financial Services	4.61% (L + 3.00%)	1/31/2020	1/31/2025	3,990,000	3,980,180	3,620,925	2.0%
Kestrel Acquisition, LLC(7)	Independent Power and Renewable Electricity Producers	5.25% (L + 4.25%)	2/25/2020	6/2/2025	1,994,924	1,777,783	1,199,448	0.7%
LCPR Loan Financing LLC(7)	Diversified Telecommunication Services	5.70% (L + 5.00%)	3/13/2020	10/15/2026	1,850,000	1,799,125	1,715,875	0.9%
LifePoint Health, Inc.(7)	Healthcare Providers and Services	5.35% (L + 3.75%)	2/11/2020	11/14/2025	3,000,000	3,007,500	2,801,265	1.5%
Match Group, Inc.(4)(7)	Leisure Products	3.46% (L + 1.75%)	3/20/2020	2/5/2027	2,000,000	1,700,000	1,833,340	1.0%
McAfee, LLC(7)	IT Services	5.35% (L + 3.75%)	2/26/2020	9/30/2024	2,992,405	2,999,886	2,827,823	1.5%
MH Sub I, LLC (Micro Holding Corp.)(7)	IT Services	4.82% (L + 3.75%)	2/21/2020	9/13/2024	2,992,327	2,984,847	2,564,425	1.4%
Minotaur Acquisition, Inc.(7)	Diversified Financial Services	5.99% (L + 5.00%)	1/24/2020	3/27/2026	5,164,568	5,162,711	4,381,258	2.4%
Mohegan Tribal Gaming(5)	Hotels, Restaurants and Leisure	5.38% (L + 4.38%)	1/24/2020	10/13/2023	2,992,061	2,977,147	2,180,465	1.2%
NAB Holdings, LLC(7)	Professional Services	4.45% (L + 3.00%)	2/26/2020	7/1/2024	3,989,822	3,989,822	3,191,858	1.7%
National Mentor Holdings, Inc.(7)	Healthcare Providers and Services	5.61% (L + 4.00%)	2/7/2020	3/9/2026	2,862,756	2,862,756	2,602,717	1.4%
National Mentor Holdings, Inc.(7)	Healthcare Providers and Services	5.46% (L + 4.00%)	2/7/2020	3/9/2026	130,015	130,015	118,205	0.1%
Nexus Buyer LLC(7)	Professional Services	4.61% (L + 3.75%)	3/10/2020	11/9/2026	1,845,375	1,800,612	1,665,451	0.9%
NFP Corp.(7)	Insurance	4.24% (L + 3.25%)	2/4/2020	2/4/2027	3,500,000	3,482,500	3,045,000	1.7%
NorthRiver Midstream Finance LP(7)	Energy Equipment and Services	5.16% (L + 3.25%)	2/28/2020	10/1/2025	2,493,671	2,468,734	1,974,164	1.1%

			Acquisition	Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Date	Par	Cost(1)(6)	Value	of Net Assets
Option Care Health, Inc.(7)	Healthcare Providers and Services	5.49% (L + 4.50%)	3/5/2020	8/6/2026	1,995,000	1,975,050	1,685,775	0.9%
Oregon Clean Energy, LLC(7)	Oil, Gas and Consumable Fuels	4.75% (L + 3.75%)	2/25/2020	3/2/2026	2,144,474	1,999,847	1,940,749	1.1%
Phoenix Guarantor Inc.(7)	Healthcare Providers and Services	4.11% (L + 3.25%)	2/26/2020	3/5/2026	2,992,500	2,992,500	2,730,656	1.5%
Pike Corporation(7)	Construction and Engineering	4.24% (L + 3.25%)	3/2/2020	7/24/2026	3,000,000	2,970,198	2,815,005	1.5%
Playtika Holding Corp.(7)	Hotels, Restaurants and Leisure	7.07% (L + 6.00%)	2/28/2020	12/10/2024	3,950,000	3,956,066	3,726,154	2.0%
PODS, LLC(7)	Building Products	3.75% (L + 2.75%)	2/26/2020	12/6/2024	2,992,330	2,984,912	2,678,135	1.5%
PowerTeam Services, LLC(7)	Construction and Engineering	4.70% (L + 3.25%)	2/27/2020	3/6/2025	3,000,000	2,875,500	2,524,995	1.4%
Prairie ECI Acquiror LP(7)	Oil, Gas and Consumable Fuels	6.20% (L + 4.75%)	2/11/2020	3/11/2026	5,000,000	4,962,500	2,661,250	1.4%
Pre-Paid Legal Services, Inc.(7)	Diversified Consumer Services	4.24% (L + 3.25%)	2/26/2020	3/31/2020	2,000,000	2,000,000	1,715,000	0.9%
Presidio Holdings Inc.(7)	Professional Services	5.28% (L + 3.50%)	2/28/2020	1/22/2027	3,000,000	2,952,977	2,820,000	1.5%
Project Alpha Intermediate Holding, Inc.(7)	Software	5.38% (L + 3.50%)	1/30/2020	4/26/2024	2,992,308	2,984,926	2,723,000	1.5%
Project Boost Purchaser, LLC(7)	Professional Services	4.49% (L + 3.50%)	2/20/2020	5/22/2026	2,992,481	2,999,962	2,523,649	1.4%
Quest Software US Holdings Inc.	Software	6.03% (L + 4.25%)	2/5/2020	5/16/2025	3,000,000	3,000,000	2,322,495	1.3%
QUIKRETE Holdings, Inc.(7)	Building Products	3.49% (L + 2.50%)	2/28/2020	2/1/2027	1,995,000	1,960,346	1,845,375	1.0%
Radiate HoldCo, LLC(7)	Media	3.99% (L + 3.00%)	2/25/2020	2/1/2024	1,994,870	1,987,389	1,865,203	1.0%
Radiology Partners, Inc.(7)	Healthcare Providers and Services	5.99% (L + 4.25%)	2/26/2020	7/9/2025	3,500,000	3,486,764	2,933,000	1.6%
Red Ventures, LLC(7)	Professional Services	3.49% (L + 2.50%)	2/25/2020	11/8/2024	1,496,203	1,491,527	1,261,800	0.7%
Refinitiv US Holdings Inc.(7)	Professional Services	4.24% (L + 3.25%)	2/28/2020	10/1/2025	4,488,636	4,480,220	4,333,397	2.4%
Renaissance Holding Corp.(7)	Diversified Consumer Services	4.24% (L + 3.25%)	3/4/2020	5/30/2025	1,994,924	1,954,471	1,690,698	0.9%
Sabert Corporation(7)	Containers and Packaging	5.50% (L + 4.50%)	2/26/2020	12/10/2026	3,000,000	3,018,655	2,790,000	1.5%
Severin Acquisition, LLC(7)	Diversified Consumer Services	4.74% (L + 3.00%)	2/26/2020	8/1/2025	2,992,424	2,962,500	2,628,351	1.4%
SolarWinds Holdings, Inc.(4)(7)	Software	3.74% (L + 2.75%)	3/18/2020	2/5/2024	1,496,173	1,271,747	1,403,912	0.8%
Sophia, L.P.(7)	Software	4.70% (L + 3.25%)	2/25/2020	9/30/2022	1,500,000	1,580,996	1,518,183	0.8%
Sotera Health Holdings, LLC(7)	Healthcare Equipment and Supplies	5.50% (L + 4.50%)	2/28/2020	11/20/2026	2,000,000	1,995,000	1,766,880	1.0%
Sprint Communications, Inc.(4)(7)	Wireless Telecommunication Services	3.50% (L + 2.50%)	3/12/2020	2/2/2024	1,246,787	1,197,266	1,242,111	0.7%
Sprint Communications, Inc.(4)(7)	Diversified Telecommunication Services	4.00% (L + 3.00%)	3/12/2020	2/2/2024	1,246,843	1,215,889	1,242,168	0.7%
SS&C Technologies Holdings, Inc.(4)(7)	Diversified Financial Services	2.74% (L + 1.75%)	3/20/2020	4/16/2025	583,577	487,287	551,481	0.3%
SS&C Technologies Holdings, Inc.(4)(7)	Diversified Financial Services	2.74% (L + 1.75%)	3/20/2020	4/16/2025	416,423	347,713	393,519	0.2%
SS&C Technologies Holdings, Inc.(4)(7)	Diversified Financial Services	2.74% (L + 1.75%)	3/18/2020	4/16/2025	997,448	827,882	943,526	0.5%
Stars Group Holdings B.V.(4)(5)(7)	Leisure Products	4.95% (L + 3.50%)	2/28/2020	7/10/2025	4,386,765	4,375,988	4,227,745	2.3%
Surgery Center Holdings, Inc.(4)(5)	Healthcare Providers and Services	4.25% (L + 3.25%)	2/4/2020	9/3/2024	2,992,327	2,981,788	2,320,550	1.3%
Tecostar Holdings, Inc.(5)(7)	Healthcare Equipment and Supplies	4.25% (L + 3.25%)	2/25/2020	5/1/2024	2,992,308	2,977,519	2,558,423	1.4%
Tempo Acquisition, LLC(7)	Professional Services	3.74% (L + 2.75%)	2/20/2020	5/1/2024	2,992,308	2,999,789	2,717,015	1.5%
Tex Operations Company LLC(4)(7)	Independent Power and Renewable Electricity Producers	2.74% (L + 1.75%)	3/19/2020	12/31/2025	3,490,413	2,996,769	3,335,526	1.8%
TIBCO Software Inc.(7)	Software	4.74% (L + 3.75%)	2/13/2020	6/30/2026	3,000,000	2,990,627	2,850,000	1.5%
Ultimate Software Group Inc.,(7)	Software	4.74% (L + 3.75%)	2/28/2020	5/4/2026	3,989,975	3,984,987	3,757,220	2.0%
Univision(7)	Media	3.75% (L + 2.75%)	2/28/2020	3/15/2024	1,966,656	1,903,175	1,692,553	0.9%
USI, Inc.	Insurance	3.99% (L + 3.00%)	1/27/2020	5/16/2024	3,989,770	3,984,783	3,680,563	2.0%
USIC Holdings, Inc.(7)	Construction and Engineering	4.25% (L + 3.25%)	2/26/2020	12/8/2023	1,995,016	1,985,155	1,700,751	0.9%
VeriFone Systems, Inc.(7)	Commercial Services and Supplies	5.69% (L + 4.00%)	3/4/2020	8/20/2025	500,000	475,000	327,500	0.2%
Verscend Holding Corp.(7)	Health Care Technology	5.49% (L + 4.50%)	3/6/2020	8/27/2025	3,191,899	3,159,980	3,032,304	1.6%
Vertafore, Inc.	Diversified Financial Services	4.24% (L + 3.25%)	2/20/2020	7/2/2025	3,454,049	3,415,285	3,081,374	1.7%
VFH Parent LLC(4)(7)	Capital Markets	4.01% (L + 3.00%)	3/20/2020	3/2/2026	2,000,000	1,795,000	1,848,750	1.0%
VM Consolidated, Inc.(4)(7)	Transportation Infrastructure	4.24% (L + 3.25%)	2/28/2020	2/28/2025	975,458	968,142	887,667	0.5%
WaterBridge Midstream Operating LLC(7)	Energy Equipment and Services	6.75% (L + 5.75%)	2/20/2020	6/22/2026	1,994,987	1,955,088	1,157,093	0.6%
Wellpath Holdings, Inc.(7)	Healthcare Providers and Services	6.57% (L + 5.50%)	1/24/2020	10/1/2025	3,989,899	3,921,618	3,201,894	1.7%
Whatabrands LLC(7)	Food Products	3.77% (L + 2.75%)	2/25/2020	8/3/2026	4,059,825	4,026,305	3,403,067	1.9%
Wink Holdco, Inc.(7)	Healthcare Providers and Services	4.45% (L + 3.00%)	2/28/2020	12/2/2024	2,992,347	2,939,981	2,555,464	1.4%
Zayo Group Holdings, Inc.(7)	Diversified Telecommunication Services	3.99% (L + 3.00%)	2/20/2020	3/31/2027	3,000,000	2,992,543	2,850,000	1.5%
Zelis Cost Management Buyer, Inc.(5)(7)	Health Care Technology	5.74% (L + 4.75%)	3/2/2020	9/30/2026	3,875,288	3,865,886	3,604,017	2.0%
Total First Lien Senior Secured					346,370,034	$337,824,279	$308,027,425	167.5%

			Acquisition	Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Date	Par	Cost(1)(6)	Value	of Net Assets
Second Lien Senior Secured(2)
Asurion Corporation	Diversified Consumer Services	7.49% (L + 6.50%)	3/31/2020	8/4/2025	1,000,000	940,000	926,875	0.5%
ECi Macola/MAX Holding, LLC	Software	9.45% (L + 8.00%)	1/30/2020	9/29/2025	712,500	707,156	596,719	0.3%
Froneri International Limited	Food Products	6.74% (L + 5.75%)	1/30/2020	1/28/2028	1,000,000	997,684	950,000	0.5%
Informatica LLC	Software	7.13% (L + 0.00%)	2/14/2020	2/14/2025	1,000,000	995,000	900,000	0.5%
Ivanti Software, Inc.	IT Services	10.00% (L + 9.00%)	1/24/2020	1/20/2025	1,091,578	1,070,560	964,682	0.5%
Quest Software US Holdings Inc.	Software	10.03% (L + 8.25%)	2/11/2020	5/18/2026	1,597,000	1,577,124	984,814	0.5%
Renaissance Holding Corp.	Diversified Consumer Services	8.60% (L + 7.00%)	1/30/2020	5/29/2026	1,567,652	1,544,137	1,250,203	0.7%
TIBCO Software Inc.	Software	8.66% (L + 7.25%)	2/14/2020	3/3/2028	1,250,000	1,245,000	1,193,750	0.6%
Total Second Lien Senior Secured					9,218,730	9,076,661	7,767,043	4.1%

Collateralized Securities and Structured Products - Debt(2)
Apidos 2013-15A Class ERR(4)	Structured Note	7.52% (L + 5.70%)	2/12/2020	4/20/2031	2,500,000	2,416,596	1,531,676	0.8%
Apidos 2016-24A Class ER(4)	Structured Note	9.67% (L + 7.85%)	1/24/2020	10/20/2030	1,600,000	1,501,633	822,169	0.4%
Barings CLO 2013-IA Class FR(4)	Structured Note	8.57% (L + 6.75%)	1/24/2020	1/20/2028	2,000,000	1,899,751	1,234,892	0.7%
Magnetite 2014-14RA Class F(4)	Structured Note	9.75% (L + 7.93%)	1/24/2020	10/18/2031	1,500,000	1,444,591	782,390	0.4%
Total Collateralized Securities and Structured Products - Debt					7,600,000	7,262,571	4,371,127	2.3%
Total Debt Investments					363,188,764	$354,163,511	$320,165,595	173.9%

	Number of		Fair	Percentage
	Shares	Cost	Value	of Net Assets
Short Term Investments
Fidelity Investments Money Market Government Portfolio - Institutional Class	149,452,697	$149,452,697	$149,452,697	81.3%
Total Short Term Investments	149,452,697	149,452,697	149,452,697	81.3%

Total Investments		$503,616,208	$469,618,292	255.2%
Liabilities in Excess of Other Assets			(285,690,728)	(155.2)%
Net Assets			$183,927,564	100.0%

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(2)	Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(3)	As of March 31, 2020, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
(4)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2020, 10.3% of the Company’s total assets were in non-qualifying investments.
(5)	Investments or a portion of investments are unsettled as of March 31, 2020.
(6)	As of March 31, 2020, the tax cost of the Company’s investments approximates their amortized cost.
(7)

Security or portion thereof held within Palmer Square BDC Funding I, LLC (“PS BDC Funding”) and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Bank of America, N.A. (“BofA N.A.”) (see Note 6 to the consolidated financial statements).

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Organization

Organization

Palmer Square Capital BDC Inc. (the “Company”) is a financial services company that primarily lends to and invests in corporate debt securities of privately held companies, including small to large private U.S. companies. The Company was organized as a Maryland corporation on August 26, 2019 and is structured as an externally managed, non-diversified closed-end management investment company. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and, beginning with its taxable year ending December 31, 2020, the Company intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1985, as amended (the “Code”). The Company commenced operations on January 23, 2020. PS BDC Funding was formed on January 21, 2020 and entered into a senior, secured revolving credit facility with BofA N.A.

The Company’s investment objective is to maximize total return, comprised of current income and capital appreciation. The Company’s current investment focus is guided by two strategies that facilitate its investment opportunities and core competencies: (1) investing in corporate debt securities and, to a lesser extent, (2) investing in collateralized loan obligation (“CLO”) structured credit that typically owns corporate debt securities, including the equity and junior debt tranches of CLOs. To a limited extent, the Company may enter into derivatives transactions, which may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of the Company’s portfolio positions from changes in currency exchange rates and market interest rates or to earn income and enhance the Company’s total returns. The Company may receive or purchase warrants or rights to acquire equity or other securities in connection with making a debt investment in a company. During the period January 23, 2020 (Commencement of Operations) through March 31, 2020, the Company did not invest in any derivative contracts.

The Company is externally managed by Palmer Square BDC Advisor LLC (the “Investment Advisor”), an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, pursuant to an investment advisory agreement between the Company and the Investment Advisor (the “Advisory Agreement”). The Investment Advisor, in its capacity as administrator (the “Administrator”), provides the administrative services necessary for the Company to operate pursuant to an administration agreement between the Company and the Administrator (the “Administration Agreement”). The Company’s fiscal year ends on December 31.

Palmer Square Capital BDC Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 2. Significant Accounting Policies

The following is a summary of significant accounting policies consistently followed by the Company in the preparation of its financial statements. The Company is an investment company and applies specific accounting and financial reporting requirements under Financial Accounting Standards Board (“FASB”) Accounting Standards Topic 946, Financial Services-Investment Companies. The Company’s functional currency is U.S. dollars (“USD”) and these financial statements have been prepared in that currency. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation S-X. This requires the Company to make certain estimates and assumptions that may affect the amounts reported in the financial statements and accompanying notes. These financial statements reflect normal and recurring adjustments that in the opinion of the Company are necessary for the fair statement of the results for the periods presented. Actual results may differ from the estimates and assumptions included in the financial statements. The financial information reflects all normal recurring adjustments necessary for fair presentation of the information for the period presented. The results for the period from January 23, 2020 (commencement of operations) to March 31, 2020 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Indemnifications

In the normal course of business the Company enters into contracts that contain a variety of representations which provide general indemnifications. The Company’s maximum exposure under these arrangements cannot be known; however, the Company expects any risk of loss to be remote.

Cash

Cash is comprised of cash on deposit with major financial institutions. The Company places its cash with high credit quality institutions to minimize credit risk exposure.

Debt Issuance Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs. These expenses are deferred and amortized over the life of the related debt instrument. Debt issuance costs are presented on the consolidated statement of assets and liabilities as a direct deduction from the debt liability. In circumstances in which there is not an associated debt liability amount recorded in the financial statements when the debt issuance costs are incurred, such debt issuance costs will be reported on the consolidated statement of assets and liabilities as an asset until the debt liability is recorded. As of March 31, 2020, the balance of deferred financing costs was $1.3 million, included in Credit Facility (as defined below), net of $83.9 million on the consolidated statement of assets and liabilities.

Income Taxes

The Company intends to elect to be treated as a RIC under Subchapter M of the Code, for the taxable year ending December 31, 2020. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends.

To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one year period ending October 31 in such calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income.

Palmer Square Capital BDC Inc.

Notes to Consolidated Financial Statements (Unaudited)

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes amortization of premiums or accretion of discounts. Discounts and premiums to par value on securities purchased are accreted and amortized, respectively, into interest income over the contractual life of the respective security using the effective interest method. The amortized cost of investments represents the original cost adjusted for the amortization of premiums or accretion of discounts, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees, paydown gains/losses and unamortized discounts are recorded as interest income in the current period.

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities and money market funds is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.

Other Income

From time to time, the Company may receive fees for services provided to portfolio companies. These fees are generally only available to the Company as a result of closing investments, are normally paid at the closing of the investments, are generally non-recurring and are recognized as revenue when earned upon closing of the investment. The services that the Investment Advisor provides vary by investment, but can include closing, work, diligence or other similar fees and fees for providing managerial assistance to the Company’s portfolio companies. In addition, the Company may generate revenue in the form of commitment, origination, structuring or diligence fees, monitoring fees and possibly consulting and performance- based fees.

Organizational Costs

Organizational costs to establish the Company are charged to expense as incurred. These expenses consist primarily of legal fees and other costs of organizing the Company.

Offering Costs

Offering costs in connection with the offering of common stock of the Company are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the commencement of operations, January 23, 2020. These expenses consist primarily of legal fees and other costs incurred with Company’s share offerings, the preparation of the Company’s registration statement, and registration fees.

Palmer Square Capital BDC Inc.

Notes to Consolidated Financial Statements (Unaudited)

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

New Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company expects that the adoption of this guidance will not have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3. Agreements and Related Party Transactions

Administration Agreement

The Company has entered into the Administration Agreement with the Administrator. Pursuant to the Administration Agreement, the Administrator furnishes office facilities and equipment and provides clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees the performance of, required administrative services, which include being responsible for the financial and other records that the Company is required to maintain and preparing reports to stockholders and reports and other materials filed with the SEC. In addition, the Administrator assists the Company in determining and publishing the Company’s net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports and other materials to stockholders, and generally overseeing the payment of expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, the Administrator also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the offer to provide such assistance.

Under the Administration Agreement, the Company reimburses the Administrator based upon its allocable portion of the Administrator’s overhead (including rent) in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the cost of its officers (including the Company’s Chief Financial Officer and Chief Compliance Officer), and any of their respective staff who provide services to the Company, operations staff who provide services to the Company, and internal audit staff, if any, to the extent internal audit performs a role in the Company’s Sarbanes-Oxley internal control assessment. In addition, if requested to provide managerial assistance to portfolio companies, the Administrator is reimbursed based on the services provided. The Administration Agreement has an initial term of two years and may be renewed with the approval of the Company’s board of directors (the “Board”). The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that the Administrator outsources any of its functions, the Company pays the fees associated with such functions on a direct basis without any incremental profit to the Administrator.

In addition, the Administrator has, pursuant to a sub-administration agreement, engaged U.S. Bancorp Fund Services, LLC to act on behalf of the Company’s Administrator in the performance of certain other administrative services. The Company pays fees to U.S. Bancorp Fund Services, LLC pursuant to the sub-administration agreement. The Company has also engaged U.S. Bank, National Association or its affiliates (“US Bank”) directly to serve as custodian, transfer agent, distribution paying agent and registrar.

Palmer Square Capital BDC Inc.

Notes to Consolidated Financial Statements (Unaudited)

Investment Advisory Agreement

The Investment Advisor serves as the investment adviser of the Company and is registered as an investment adviser with the SEC. The Investment Advisor’s primary business is to provide a variety of investment management services, including an investment program for the Company. The Investment Advisor is responsible for all business activities and oversight of the investment decisions made for the Company.

In return for providing management services to the Company, the Company pays the Investment Advisor a base management fee, calculated and paid quarterly in arrears at an annual rate of 2.00% of the average value of the weighted average (based on the number of shares outstanding each day in the quarter) of the Company’s total net assets at the end of the two most recently completed calendar quarters. For the Company’s first quarter, the base management fee is calculated based on the weighted average of total net assets as of such quarter-end. The base management fee for any partial quarter will be pro-rated based on the number of days actually elapsed in that quarter relative to the total number of days in such quarter.

The Investment Advisor, however, has agreed to waive its right to receive management fees in excess of 1.75% of the total net assets during any period prior to the listing of the Company’s common stock on a national securities exchange (a “Listing”). If a Listing does not occur, such fee waiver will remain in place through liquidation of the Company. The Investment Advisor will not be permitted to recoup any waived amounts at any time and the waiver may only be modified or terminated prior to a Listing with the approval of the Board.

Additionally, pursuant to the Advisory Agreement, the Investment Advisor is not entitled to an incentive fee prior to a Listing. Following a Listing, the Investment Advisor will be entitled to an incentive fee (the “Income Incentive Fee”) based on the Company’s pre-incentive fee net investment income for the then most recently completed calendar quarter, as adjusted downward (but not upward) if over the most recently completed and three preceding calendar quarters aggregate net realized losses on the Company’s investments exceed the Company’s aggregate net investment income over the same period, excluding the most recently completed quarter, as described in more detail below. In this regard, if the Company’s net realized losses over the most recently completed and three preceding calendar quarters are greater than the Company’s net investment income over the same period, excluding the most recently completed quarter, then the pre-incentive fee net income used in the calculation of the Income Incentive Fee would be subject to a downward adjustment. The amount of the adjustment would be equal to the amount by which such net realized losses exceed such net investment income. On the other hand, if the Company’s net investment income over the most recently completed and three preceding calendar quarters is equal to or greater than the Company’s net realized losses over the same period, excluding the most recently completed quarter, then no adjustment to pre-incentive fee net investment income would be made. The Income Incentive Fee will be calculated and payable quarterly in arrears commencing with the first calendar quarter following a Listing. The Company will pay the Investment Advisor an Income Incentive Fee with respect to its “adjusted net investment income” in each calendar quarter as follows:

●	no Income Incentive Fee in any calendar quarter in which the Company’s “adjusted net investment income” does not exceed an amount equal to a “hurdle rate” of 1.5% per quarter (6% annualized) of the Company’s total net assets at the end of that quarter (the “Hurdle Amount”);

●	100% of the Company’s “adjusted net investment income” with respect to that portion of such “adjusted net investment income,” if any, that exceeds the Hurdle Amount but is less than or equal to an amount (the “Catch-Up Amount”) determined on a quarterly basis by multiplying 1.6875% by the Company’s total net asset value for the immediately preceding calendar quarter. The Catch-Up Amount is intended to provide the Investment Advisor with an incentive fee of 12.5% on all of the Company’s “adjusted net investment income” when the Company’s “adjusted net investment income” reaches the Catch-Up Amount in any calendar quarter; and

Palmer Square Capital BDC Inc.

Notes to Consolidated Financial Statements (Unaudited)

●	for any calendar quarter in which the Company’s “adjusted net investment income” exceeds the Catch-Up Amount, the Income Incentive Fee shall equal 12.5% of the amount of the Company’s “adjusted net investment income” for the calendar quarter.

“Adjusted net investment income” means the Company’s “pre-incentive fee net investment income” during the then most recently completed calendar quarter minus the difference, if positive, between (i) the Company’s “net realized losses” over the then most recently completed and three preceding calendar quarters (or if shorter, the number of calendar quarters that have occurred since the Listing) and (ii) the Company’s “net investment income” over the three preceding calendar quarters (or if shorter, the number of calendar quarters that have occurred since the Listing). No adjustment (downward or upward) will be made to “pre-incentive fee net investment income” if the difference between clause (i) minus clause (ii) is zero or negative.

“Pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense and dividends paid on any outstanding preferred stock, but excluding the Income Incentive Fee). “Pre-incentive fee net investment income” includes, in the case of investments with a deferred interest feature such as market discount, original issue discount (“OID”), debt instruments with payment-in-kind (“PIK”) interest, preferred stock with PIK dividends and zero-coupon securities, accrued income that the Company has not yet received in cash.

“Net realized losses” in respect of a particular period means the difference, if positive, between (i) the aggregate realized capital losses on the Company’s investments in such period and (ii) the aggregate realized capital gains on the Company’s investments in such period. “Net investment income” in respect of the particular period means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the particular period, minus operating expenses for the particular (including the base management fee, the Income Incentive Fee, any expenses payable under the Administration Agreement, and any interest expense and dividends paid on any outstanding preferred stock). “Net investment income” includes, in the case of investments with a deferred interest feature such as market discount, OID, debt instruments with PIK interest, preferred stock with PIK dividends and zero-coupon securities, accrued income that the Company has not yet received in cash.

The Income Incentive Fee amount, or the calculations pertaining thereto, as appropriate, will be pro-rated for any period less than a full calendar quarter.

Palmer Square Capital BDC Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of March 31, 2020:

	March 31, 2020
	Amortized	Fair
	Cost	Value
First-lien senior secured debt	$337,824,279	$308,027,425
Second-lien senior secured debt	9,076,661	7,767,043
Collateralized loan obligations	7,262,571	4,371,127
Short-term investments	149,452,697	149,452,697
Total Investments	$503,616,208	$469,618,292

As of March 31, 2020, approximately 14.1% of the investment portfolio at amortized cost and 15.2% of the investment portfolio measured at fair value, respectively, were invested in portfolio companies with foreign domiciles or non-controlled investment companies. With respect to the Company’s total assets, 10.3% of the Company’s total assets were in non-qualifying assets as defined by Section 55(a) of the 1940 Act as of March 31, 2020.

The industry composition of investments based on fair value, as a percentage of total investments at fair value, as of March 31, 2020 was as follows:

March 31, 2020

Cash and cash equivalents	31.6%
Healthcare Providers and Services	9.3%
Insurance	7.8%
Software	7.4%
Professional Services	5.4%
Diversified Financial Services	5.2%
Independent Power and Renewable Electricity Producers	3.6%
Commercial Services and Supplies	3.1%
Diversified Consumer Services	2.8%
IT Services	2.5%
Leisure Products	1.9%
Food Products	1.9%
Construction and Engineering	1.8%
Media	1.8%
Diversified Telecommunication Services	1.7%
Health Care Technology	1.4%
Hotels, Restaurants and Leisure	1.3%
Energy Equipment and Services	1.0%
Oil, Gas and Consumable Fuels	1.0%
Building Products	1.0%
Structured Note	0.9%
Healthcare Equipment and Supplies	0.9%
Containers and Packaging	0.9%
Aerospace and Defense	0.7%
Pharmaceuticals	0.7%
Auto Components	0.6%
Metals and Mining	0.5%
Capital Markets	0.4%
Food and Staples Retailing	0.3%
Wireless Telecommunication Services	0.3%
Transportation Infrastructure	0.2%
Real Estate Investment Trusts (REITs)	0.1%

Total	100.0%

Palmer Square Capital BDC Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 5. Fair Value of Investments

Fair value is defined as the price that the Company would receive upon selling an investment or paying to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment. Accounting guidance emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs.

Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on the best information available in the circumstances. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the investment as of the measurement date. The three levels are defined as follows:

Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 — Valuations based on inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable at the measurement date. This category includes quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in non-active markets including actionable bids from third parties for privately held assets or liabilities, and observable inputs other than quoted prices such as yield curves and forward currency rates that are entered directly into valuation models to determine the value of derivatives or other assets or liabilities.

Level 3 — Valuations based on inputs that are unobservable and where there is little, if any, market activity at the measurement date.

Investments in private investment companies measured based upon net asset value as a practical expedient to determine fair value are not required to be categorized in the fair value hierarchy.

The inputs for the determination of fair value may require significant management judgment or estimation and are based upon management’s assessment of the assumptions that market participants would use in pricing the assets or liabilities. These investments include debt and equity investments in private companies or assets valued using the market or income approach and may involve pricing models whose inputs require significant judgment or estimation because of the absence of any meaningful current market data for identical or similar investments. The inputs in these valuations may include, but are not limited to, capitalization and discount rates, beta and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) multiples. The information may also include pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence.

Pricing inputs and weightings applied to determine fair value require subjective determination. Accordingly, valuations do not necessarily represent the amounts that may eventually be realized from sales or other dispositions of investments.

Palmer Square Capital BDC Inc.

Notes to Consolidated Financial Statements (Unaudited)

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following table presents the fair value hierarchy of investments as of March 31, 2020:

	Fair Value Hierarchy as of March 31, 2020
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$-	$308,027,425	$-	$308,027,425
Second-lien senior secured debt	-	7,767,043	-	7,767,043
Collateralized Loan Obligation	-	4,371,127	-	4,371,127
Short Term Investments	149,452,697	-	-	149,452,697
Total Investments	$149,452,697	$320,165,595	$-	$469,618,292

For the period from January 23, 2020 (Commencement of Operations) to March 31, 2020, the Company did not recognize any transfers to or from Level 3.

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 150% after such borrowing. As of March 31, 2020, the Company’s asset coverage ratio was 316%.

On February 18, 2020, the Company, through a special purpose wholly-owned subsidiary, PS BDC Funding (together with the Company, the “Borrowers”) entered into a Credit Agreement (the “Credit Agreement”) with certain financial institutions as lenders (“Lenders”), BofA N.A. as the Administrative Agent and BofA Securities, Inc. (“BofA Securities”), as Lead Arranger and Sole Book Manager, pursuant to which the Lenders agreed to provide the Company with a revolving line of credit (the “Credit Facility”).

Under the Credit Facility, which matures on February 18, 2023, the Lenders have agreed to extend credit to PS BDC Funding in an aggregate amount up to the Commitment (as defined in the Credit Agreement) amount. The Commitment amount for the Credit Facility was $200.0 million as of the closing date of the Credit Agreement and increased to $400.0 million at the one month anniversary of the closing date. The Borrowers’ ability to draw under the Credit Facility is scheduled to terminate on February 11, 2023. All amounts outstanding under the Credit Facility are required to be repaid by February 18, 2023.

Debt obligations consisted of the following as of March 31, 2020:

	March 31, 2020
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Credit Facility	$400,000,000	$85,000,000	$315,000,000	$83,901,458
Total debt	$400,000,000	$85,000,000	$315,000,000	$83,901,458

(1)	The amount available reflects any limitations related to the Credit Facility’s borrowing base.
(2)	The carrying value of the Credit Facility is presented net of deferred financing costs of $1.276 million.

Average debt outstanding during the period January 23, 2020 (Commencement of Operations) through March 31, 2020, was $13,043,478.

Palmer Square Capital BDC Inc.

Notes to Consolidated Financial Statements (Unaudited)

The loans under the Credit Facility may be base rate loans or eurocurrency rate loans. The base rate loans will bear interest at the base rate plus 1.30%, and the eurocurrency rate loans will bear interest at LIBOR plus 1.30%. The “base rate” will be equal to the highest of (a) the federal funds rate plus 1/2 of 1%, (b) the prime rate and (c) LIBOR. Interest pursuant to base rate loans is payable quarterly in arrears, and interest pursuant to eurocurrency loans is payable either quarterly or monthly, as specified by the Borrowers in a loan notice pertaining thereto. The Credit Agreement requires the payment of a commitment fee of 0.50% for unused Commitments during the first five months following the closing of the Credit Facility, and, thereafter, 1.80% for any unused Commitments above 70% of the total Commitments. Such fee is payable quarterly in arrears. The advance rate for PS BDC Funding’s Eligible Collateral Assets ranges from 40% for Second Lien Bank Loans to 70% for First Lien Bank Loans that are B Assets to 100% for Cash (excluding Excluded Amounts) (as each such term is defined in the Credit Agreement).

For the period January 23, 2020 (Commencement of Operations) through March 31, 2020, the components of interest expense were as follows:

For the Period January 23, 2020 (Commencement of Operations) through
March 31, 2020

Interest expense	$202,715
Amortization of debt issuance costs	37,151
Total interest expense	$239,866
Average interest rate	2.15%

PS BDC Funding has pledged all of its assets to BofA N.A., in its capacity as Administrative Agent, to secure its obligations under the Credit Facility. Both the Company and PS BDC Funding have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowing under the Credit Facility is subject to the leverage restrictions contained in the 1940 Act. The obligations under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, including in the event of a change of control of PS BDC Funding or if the Investment Advisor ceases to serve as investment adviser to the Company.

Note 7. Share Transactions

Offering Proceeds

During the period January 23, 2020 (Commencement of Operations) through March 31, 2020, the Company issued and sold 11,383,139 shares at an aggregate purchase price of $217.5 million.

Palmer Square Capital BDC Inc.

Notes to Consolidated Financial Statements (Unaudited)

Distribution Reinvestment Plan

The Company has adopted a dividend reinvestment plan that will provide for reinvestment of its dividends and other distributions on behalf of the Company’s stockholders, unless a stockholder elects to receive cash. As a result, if the Company’s Board authorizes, and the Company declares, a cash dividend or other distribution, then stockholders who do not “opt out” of the Company’s dividend reinvestment plan will have their cash dividends and distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving cash dividends and distributions.

Prior to a Listing, the Board will use newly-issued shares of the Company’s common stock to implement the dividend reinvestment plan. The number of shares of common stock to be issued to a participant prior to a Listing would be equal to the quotient determined by dividing the cash value of the dividend payable to such stockholder by the net asset value per share as of the date such dividend was declared.

After a Listing, the Board intends to primarily use newly-issued shares to implement the dividend reinvestment plan, whether or not the shares are trading at a price per share at, below or above net asset value. However, the Board reserves the right to purchase shares in the open market in connection with the implementation of the dividend reinvestment plan. The number of newly issued shares to be issued to a participant would be determined by dividing the total dollar amount of the dividend payable to such stockholder by the market price per share of the Company’s common stock at the close of regular trading on a national securities exchange on the dividend payment date. Shares purchased in open market transactions by US Bank, the plan administrator and the Company’s transfer agent, registrar and dividend disbursing agent, will be allocated to a participant based upon the average purchase price, excluding any brokerage charges or other charges, of all shares of the Company’s common stock purchased with respect to the dividend.

A registered stockholder may elect to receive an entire distribution in cash by notifying US Bank in writing so that such notice is received by the plan administrator no later than the record date for distributions to stockholders. The plan administrator will set up an account for shares acquired through the plan for each stockholder who has not elected to receive dividends or other distributions in cash and hold such shares in non-certificated form.

There will be no brokerage charges or other charges to stockholders who participate in the plan. The plan administrator’s fees will be paid by the Company.

Stockholders who receive dividends and other distributions in the form of stock are generally subject to the same U.S. federal, state and local tax consequences as are stockholders who elect to receive their distributions in cash. However, since a participating stockholder’s cash dividends will be reinvested, such stockholder will not receive cash with which to pay any applicable taxes on reinvested dividends. A stockholder’s basis for determining gain or loss upon the sale of stock received in a dividend or other distribution from the Company will generally be equal to the total dollar amount of the distribution payable to the stockholder. Any stock received in a dividend or other distribution will have a new holding period for tax purposes commencing on the day following the day on which the shares are credited to the U.S. stockholder’s account.

Palmer Square Capital BDC Inc.

Notes to Consolidated Financial Statements (Unaudited)

Participants may terminate their accounts under the plan by so notifying the plan administrator by submitting a letter of instruction terminating the participant’s account under the plan to US Bank. The plan may be terminated by the Company upon notice in writing mailed to each participant at least 30 days prior to any record date for the payment of any dividend by the Company.

If participants withdraw from the plan or the plan is terminated, the plan administrator will cause the shares held for the participant under the plan to be delivered to the participant. If an investor holds common stock with a brokerage firm that does not participate in the plan, such investor will not be able to participate in the plan and any dividend reinvestment may be affected on different terms than those described above.

Note 8. Commitments and Contingencies

The Company did not have any unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of March 31, 2020. Such commitments are generally up to the Company’s discretion to approve or are subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statement of assets and liabilities and are not reflected in the Company’s consolidated statement of assets and liabilities.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2020, management is not aware of any pending or threatened litigation.

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of March 31, 2020, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of common stock for the period January 23, 2020 (Commencement of Operations) through March 31, 2020:

For the Period January 23, 2020 (Commencement of Operations) through
March 31, 2020

Net increase (decrease) in net assets resulting from operations	$(33,528,936)
Weighted average shares of common stock outstanding - basic and diluted	6,567,893
Earnings (loss) per share of common stock - basic and diluted	$(5.10)

Palmer Square Capital BDC Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 10. Financial Highlights

The following per share of common stock data has been derived from information provided in the unaudited financial statements. The following is a schedule of financial highlights for the period January 23, 2020 (Commencement of Operations) through March 31, 2020:

For the Period January 23, 2020 (Commencement of Operations) through
March 31, 2020
Per Share of Common Stock Operating Performance
Net Asset Value, Beginning of Period	$20.00

Results of Operations:
Net Investment Income(1)	0.04
Net Realized and Unrealized Gain (Loss) on Investments(1)(4)	(3.88)
Net Increase (Decrease) in Net Assets Resulting from Operations	(3.84)
Net Asset Value, End of Period	$16.16

Shares Outstanding, End of Period	11,383,139

Ratio/Supplemental Data
Net assets, end of period	$183,927,564
Weighted-average shares outstanding	6,567,893
Total Return(3)	(19.20%)
Portfolio turnover	3%
Ratio of operating expenses to average net assets without waiver (2)	5.30%
Ratio of operating expenses to average net assets with waiver (2)	5.05%
Ratio of net investment income (loss) to average net assets without waiver (2)	0.80%
Ratio of net investment income (loss) to average net assets with waiver (2)	1.05%

(1)	The per share of common stock data was derived by using weighted average shares outstanding.

(2)	The ratios reflect an annualized amount.

(3)	Total return is calculated as the change in net asset value per share during the period, plus distributions per share (if any), divided by the beginning net asset value per share. Total return is not annualized.

(4)	Realized and unrealized gains and losses per share in this caption are balancing amounts necessary to reconcile the change in net asset value per share for the period, and may not reconcile with the aggregate gains and losses in the Consolidated Statement of Operations due to share transactions during the period.

Note 11. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the financial statements included herein. There have been no subsequent events that require recognition or disclosure in these financial statements except for the following:

On April 22, 2020, the Company issued and sold 832,057 shares of its common stock at an aggregate purchase price of $14.5 million. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Except as otherwise specified, references to “we,” “us,” “our,” or the “Company” refer to Palmer Square Capital BDC Inc.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. Undue reliance should not be placed on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

●	our future operating results;

●	our business prospects and the prospects of our portfolio companies;

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including changes from the impact of the novel coronavirus (SARS-CoV-2) and related respiratory disease (“COVID-19”) pandemic;

●	the ability of Palmer Square BDC Advisor LLC (our “Investment Advisor”) to locate suitable investments for us and to monitor and administer our investments;

●	the ability of the Investment Advisor and its affiliates to attract and retain highly talented professionals;

●	risk associated with possible disruptions in our operations or the economy generally;

●	the timing of cash flows, if any, from the operations of the companies in which we invest;

●	the ability of the companies in which we invest to achieve their objectives, including as a result of the current COVID-19 pandemic;

●	our ability to continue to effectively manage our business due to the disruptions caused by the current COVID-19 pandemic;

●	the dependence of our future success on the general economy and its effect on the industries in which we invest;

●	our ability to qualify and maintain our qualification as a business development company (“BDC”) and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);

●	the use of borrowed money to finance a portion of our investments;

●	the adequacy, availability and pricing of our financing sources and working capital;

●	actual or potential conflicts of interest with the Investment Advisor and its affiliates;

●	our contractual arrangements and relationships with third parties;

●	the current economic downturn, interest rate volatility, loss of key personnel, and the illiquid nature of our investments; and

●	the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” and elsewhere in this quarterly report on Form 10-Q.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this quarterly report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this quarterly report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report on Form 10-Q. Moreover, we assume no duty and do not undertake to update the forward-looking statements.

Overview

We are a financial services company that primarily lends to and invests in corporate debt securities of privately held companies, including small to large private U.S. companies. We were organized as a Maryland corporation on August 26, 2019 and are structured as an externally managed, non-diversified closed-end management investment company. We have elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”) and, beginning with our taxable year ending December 31, 2020, we intend to elect to be treated as a RIC under Subchapter M of the Code, and we expect to qualify as a RIC annually thereafter.

We are externally managed by the Investment Advisor, an investment adviser that is registered with the Securities and Exchange Commission (“SEC”) under the Investment Advisers Act of 1940 (the “Advisers Act”), pursuant to an investment advisory agreement between us and the Investment Advisor (the “Advisory Agreement”). Subject to the supervision of our Board of Directors (the “Board”), a majority of which is made up of directors that are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (“Independent Directors”), our Investment Advisor manages our day-to-day operations and provides us with investment advisory and management services and certain administrative services. The Investment Advisor, in its capacity as Administrator, provides the administrative services necessary for us to operate pursuant to an administration agreement between us and the Administrator (the “Administration Agreement”). The Administrator has entered into a sub-administration agreement to delegate certain administrative functions to U.S. Bancorp Fund Services, LLC. Our Investment Advisor is a majority-owned subsidiary of Palmer Square Capital Management LLC (“Palmer Square”), which is a privately-held firm specializing in global alternative (non-traditional) investments with a total return orientation.

Our investment objective is to maximize total return, comprised of current income and capital appreciation. The Company’s current investment focus is guided by two strategies that facilitate our investment opportunities and core competencies: (1) investing in corporate debt securities and, to a lesser extent, (2) investing in collateralized loan obligation (“CLO”) structured credit that typically owns corporate debt securities, including the equity and junior debt tranches of CLOs. To a limited extent, we may enter into derivatives transactions, which may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates or to earn income and enhance our total returns. We may also receive or purchase warrants or rights to acquire equity or other securities in connection with making a debt investment in a company. We may also invest in other strategies and opportunities from time to time that we view as attractive. We will continue to evaluate other investment strategies in the ordinary course of business with no specific top-down allocation to any single investment strategy.

Revenues

We generate revenue primarily in the form of interest and fee income on debt investments we hold and capital gains, if any, on investments. Our debt investments generally bear interest at a floating rate usually determined on the basis of a benchmark such as LIBOR. Interest on debt securities is generally payable quarterly or semi-annually. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments is expected to fluctuate significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. We may also generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees.

Expenses

Our primary operating expenses include the payment of fees to the Investment Advisor under the Advisory Agreement, our allocable portion of overhead and rental expenses under the Administration Agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, including:

●	our initial organization costs incurred prior to the commencement of our operations;

●	operating costs incurred prior to the commencement of our operations;

●	the cost of calculating our net asset value, including the cost of any third-party valuation services;

●	the cost of effecting sales and repurchases of shares of our common stock and other securities;

●	fees payable to third parties relating to making investments, including our Investment Advisor’s or its affiliates’ travel expenses, research costs and out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments;

●	interest expense and other costs associated with our indebtedness;

●	transfer agent and custodial fees;

●	out-of-pocket fees and expenses associated with marketing efforts;

●	federal and state registration fees and any stock exchange listing fees;

●	U.S. federal, state and local taxes;

●	Independent Directors’ fees and expenses;

●	brokerage commissions and markups;

●	fidelity bond, directors’ and officers’ liability insurance and other insurance premiums;

●	direct costs, such as printing, mailing, long distance telephone and staff;

●	fees and expenses associated with independent audits and outside legal costs;

●	costs associated with our reporting and compliance obligations under the 1940 Act and other applicable U.S. federal and state securities laws; and

●	other expenses incurred by the Administrator or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion (subject to the review and approval of our Board) of overhead, including rental expenses.

Portfolio and Investment Activity

As of March 31, 2020, our weighted average total yield to maturity of debt and income producing securities at fair value was 7.39%, and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 5.54%.

As of March 31, 2020, we had 146 debt and private investments in 131 portfolio companies with an aggregate fair value of approximately $320.2 million.

Our investment activity for the period January 23, 2020 (Commencement of Operations) through March 31, 2020 is presented below (information presented herein is at amortized cost unless otherwise indicated).

For the Period January 23, 2020 (Commencement of Operations) through
March 31, 2020

New investments:
Gross investments	$358,449,331
Less: sold investments	(4,285,819)
Total new investments	354,163,512

Principal amount of investments funded:
First-lien senior secured debt investments	$342,116,878
Second-lien senior secured debt investments	9,075,578
Collateralized Loan Obligation	7,256,875
Total principal amount of investments funded	358,449,331

Principal amount of investments sold:
First-lien senior secured debt investments	4,285,819
Second-lien senior secured debt investments	-
Total principal amount of investments sold or repaid	4,285,819

Number of new investment commitments	146
Average new investment commitment amount	$2,425,777
Weighted average maturity for new investment commitments	5.36 years
Percentage of new debt investment commitments at floating rates	99.72%
Percentage of new debt investment commitments at fixed rates	0.28%
Weighted average interest rate of new investment commitments	4.88%
Weighted average spread over LIBOR of new floating rate investment commitments	3.64%
Weighted average interest rate on investment sold or paid down	3.55%

As of March 31, 2020, our investments consisted of the following:

	March 31, 2020
	Amortized	Fair
Investments:	Cost	Value
First-lien senior secured debt	$337,824,279	$308,027,425
Second-lien senior secured debt	9,076,661	7,767,043
Collateralized loan obligations	7,262,571	4,371,127
Short-term investments	149,452,697	149,452,697
Total Investments	$503,616,208	$469,618,292

The table below describes investments by industry composition based on fair value as of March 31, 2020:

March 31, 2020

Cash and cash equivalents	31.6%
Healthcare Providers and Services	9.3%
Insurance	7.8%
Software	7.4%
Professional Services	5.4%
Diversified Financial Services	5.2%
Independent Power and Renewable Electricity Producers	3.6%
Commercial Services and Supplies	3.1%
Diversified Consumer Services	2.8%
IT Services	2.5%
Leisure Products	1.9%
Food Products	1.9%
Construction and Engineering	1.8%
Media	1.8%
Diversified Telecommunication Services	1.7%
Health Care Technology	1.4%
Hotels, Restaurants and Leisure	1.3%
Energy Equipment and Services	1.0%
Oil, Gas and Consumable Fuels	1.0%
Building Products	1.0%
Structured Note	0.9%
Healthcare Equipment and Supplies	0.9%
Containers and Packaging	0.9%
Aerospace and Defense	0.7%
Pharmaceuticals	0.7%
Auto Components	0.6%
Metals and Mining	0.5%
Capital Markets	0.4%
Food and Staples Retailing	0.3%
Wireless Telecommunication Services	0.3%
Transportation Infrastructure	0.2%
Real Estate Investment Trusts (REITs)	0.1%
Total	100.0%

The table below shows the weighted average yields and interest rate of our debt investments at fair value as of March 31, 2020:

March 31, 2020
Weighted average total yield of debt and income producing securities	7.39%
Weighted average interest rate of debt and income producing securities	4.88%
Weighted average spread over LIBOR of all floating rate investments	3.64%

Results of Operations

The following table represents the operating results for the period January 23, 2020 (Commencement of Operations) through March 31, 2020:

For the Period January 23, 2020 (Commencement of Operations) through
March 31, 2020
Total investment income	$1,453,148
Less: Net expenses	1,202,558
Net investment income	250,590
Net realized gains (losses) on investments	218,390
Net change in unrealized gains (losses) on investments	(33,997,916)
Net increase (decrease) in net assets resulting from operations	$(33,528,936)

Investment Income

Investment income for the period January 23, 2020 (Commencement of Operations) through March 31, 2020, was as follows:

For the Period January 23, 2020 (Commencement of Operations) through
March 31, 2020
Dividend income	$183,543
Interest from investments	1,269,605
Other income	-
Total investment income	$1,453,148

Comparative financial statements are not presented as the Company commenced operations on January 23, 2020.  For the period ended March 31, 2020, total investment income was driven by our deployment of capital.  The size of our investment portfolio at fair value increased from $0.00 as of January 23, 2020 to $320.2 million as of March 31, 2020.  All investments were income producing, and there were no loans on non-accrual status as of March 31, 2020.

Expenses

Operating expenses for the period January 23, 2020 (Commencement of Operations) through March 31, 2020, was as follows:

For the Period January 23, 2020 (Commencement of Operations) through
March 31, 2020
Management fees	$474,678
Initial organization	122,199
Other operating expenses	425,150
Interest and debt financing expenses	239,866
Management fee waiver	(59,335)
Net expenses	$1,202,558

For the period from January 23, 2020 (Commencement of Operations) through March 31, 2020, net expenses consisted primarily of management fees (net of waiver) of $415 thousand, interest and financing expenses of $240 thousand, organizational expenses of $122 thousand and other operating expenses (including administration, professional and legal fees) of $425 thousand.

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the period January 23, 2020 (Commencement of Operations) through March 31, 2020, net unrealized gains (losses) on our investment portfolio were comprised of the following:

For the Period January 23, 2020 (Commencement of Operations) through
March 31, 2020
Unrealized gains on investments	3,306,754
Unrealized (losses) on investments	(37,304,670)
Net change in unrealized gains (losses) on investments	$(33,997,916)

The change in unrealized appreciation for the period from January 23, 2020 (Commencement of Operations) through March 31, 2020 totaled $3.3 million, which primarily related to our investments in Tex Operations Company LLC and Froneri International Limited. The change in unrealized depreciation for the period from January 23, 2020 (Commencement of Operations) through March 31, 2020 totaled $37.3 million, which was attributable to a reduction in fair value of the following portfolio companies:

Portfolio Company	Unrealized Depreciation for the Period January 23, 2020 (Commencement of Operations) through March 31, 2020
Prairie ECI Acquiror LP	$(2,301,250)
Apidos 2013-15A Class ERR	(884,921)
WaterBridge Midstream Operating LLC	(797,995)
NAB Holdings, LLC	(797,964)
Mohegan Tribal Gaming	(796,683)
Minotaur Acquisition, Inc.	(781,453)
Wellpath Holdings, Inc.	(719,724)
Apidos 2016-24A Class ER	(679,464)
Quest Software US Holdings Inc.	(677,505)
Barings CLO 2013-IA Class FR	(664,859)
Magnetite 2014-14RA Class F	(662,201)
Surgery Center Holdings, Inc.	(661,238)
Inmar, Inc.	(636,915)
Whatabrands LLC	(623,238)
Quest Software US Holdings Inc.	(592,310)
Kestrel Acquisition, LLC	(578,335)
CTOS, LLC	(574,222)
AssuredPartners, Inc.	(573,563)
Radiology Partners, Inc.	(553,764)
Deerfield Dakota Holding, LLC	(520,000)
Amynta Agency Borrower Inc.	(513,622)
Acrisure, LLC	(513,002)
Others	(21,200,442)
Total Unrealized Depreciation	$(37,304,670)

Financial Condition, Liquidity and Capital Resources

We anticipate cash to be generated from the private offering of our common stock and other future offerings of securities (including an initial public offering), and cash flows from operations, including interest earned from the temporary investment of cash in cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less. Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. If we are unable to obtain leverage or raise equity capital on terms that are acceptable to us, our ability to grow our portfolio could be substantially impacted. Furthermore, while any indebtedness and senior securities remain outstanding, we may be required to prohibit any distribution to our stockholders or the repurchase of shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. In connection with borrowings, our lenders, including under the Credit Facility, may require us to pledge assets, investor commitments to fund capital calls and/or the proceeds of those capital calls. In addition, such lenders may ask us to comply with positive or negative covenants that could have an effect on our operations.

During the period January 23, 2020 (Commencement of Operations) through March 31, 2020, we experienced a net increase in cash and cash equivalents of $165,366. During the period, net cash used in operating activities was $301.2 million, primarily as a result of fundings of portfolio investments (excluding investments in short-term money market funds) of $469.7 million, partially offset by proceeds received from sale of investments of $115.8 million. We invested in short-term money market funds during the period, and as of the end of the period we held $149,452,697 in face value of short-term money market funds. During the same period, net cash provided by financing activities was $301.3 million, primarily consisting of $85.2 million of net borrowing under the Credit Facility and proceeds from the issuance of common stock of $217.5 million

As of March 31, 2020, we had cash and cash equivalents of approximately $165,366. As of March 31, 2020, we had approximately $85.0 million principal outstanding under the Credit Facility.

As of March 31, 2020, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	March 31, 2020
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Stock	$217,445,117	$-	100%

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. As of March 31, 2020, our asset coverage ratio was 316%.

Capital Contributions

During the period January 23, 2020 (Commencement of Operations) through March 31, 2020, the Company issued and sold 11,383,139 shares at an aggregate purchase price of $217.5 million.

Financing Arrangements

On February 18, 2020, the Company, through a special purpose wholly-owned subsidiary, Palmer Square BDC Funding I LLC (“PS BDC Funding” and together with the Company, the “Borrowers”) entered into a Credit Agreement (the “Credit Agreement”) with certain financial institutions as lenders (“Lenders”), Bank of America, N.A. as the administrative agent (“BofA N.A.”) and BofA Securities, Inc. (“BofA Securities”), as Lead Arranger and Sole Book Manager, pursuant to which the Lenders agreed to provide the Company with a revolving line of credit (the “Credit Facility”).

Under the Credit Facility, which matures on February 18, 2023, the Lenders have agreed to extend credit to PS BDC Funding in an aggregate amount up to the Commitment (as defined in the Credit Agreement) amount. The Commitment amount for the Credit Facility was $200.0 million as of the closing date of the Credit Agreement and increased to $400.0 million at the one month anniversary of the closing date. The Borrowers’ ability to draw under the Credit Facility is scheduled to terminate on February 11, 2023. All amounts outstanding under the Credit Facility are required to be repaid by February 18, 2023.

The loans under the Credit Facility may be base rate loans or eurocurrency rate loans. The base rate loans will bear interest at the base rate plus 1.30%, and the eurocurrency rate loans will bear interest at the London Interbank Offered Rate (“LIBOR”) plus 1.30%. The “base rate” will be equal to the highest of (a) the federal funds rate plus 1/2 of 1%, (b) the prime rate and (c) LIBOR. Interest pursuant to base rate loans is payable quarterly in arrears, and interest pursuant to eurocurrency loans is payable either quarterly or monthly, as specified by the Borrowers in a loan notice pertaining thereto. The Credit Agreement requires the payment of a commitment fee of 0.50% for unused Commitments during the first five months following the closing of the Credit Facility, and, thereafter, 1.80% for any unused Commitments above 70% of the total Commitments. Such fee is payable quarterly in arrears. The advance rate for PS BDC Funding’s Eligible Collateral Assets ranges from 40% for Second Lien Bank Loans to 70% for First Lien Bank Loans that are B Assets to 100% for Cash (excluding Excluded Amounts) (as each such term is defined in the Credit Agreement).

PS BDC Funding has pledged all of its assets to BofA N.A., in its capacity as Administrative Agent, to secure its obligations under the Credit Facility. Both the Company and PS BDC Funding have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowing under the Credit Facility is subject to the leverage restrictions contained in the 1940 Act. The obligations under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, including in the event of a change of control of PS BDC Funding or if the Investment Advisor ceases to serve as investment adviser to the Company.

As of March 31, 2020, we had approximately $85.0 million principal outstanding and $315.0 million of available Commitments under the Credit Facility and PS BDC Funding was in compliance with the applicable covenants in the Credit Facility on such date.

Distribution Policy

To the extent that we have income available, we intend to distribute quarterly dividends to our stockholders. Our quarterly dividends, if any, will be determined by our Board. Any dividends to our stockholders will be declared out of assets legally available for distribution.

Beginning with our taxable year ending December 31, 2020 we intend to elect to be treated as a RIC under the Code, and we expect to qualify as a RIC annually thereafter. To obtain and maintain RIC tax treatment, among other things, we must distribute dividends to our stockholders in respect of each taxable year of an amount at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses (“investment company taxable income”), determined without regard to any deduction for dividends paid. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute dividends to our stockholders in respect of each calendar year of an amount at least equal to the sum of: (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for such calendar year; (2) 98.2% of our capital gains in excess of capital losses (“capital gain net income”), adjusted for certain ordinary losses, generally for the one-year period ending on October 31 of such calendar year; and (3) any net ordinary income and capital gain net income for preceding years that were not distributed during such years and on which we previously paid no U.S. federal income tax. Under certain applicable provisions of the Code and U.S. Treasury regulations, distributions payable in cash or in shares of stock at the election of the stockholders are treated as taxable dividends. The Internal Revenue Service has published guidance indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 10% of the total distribution, for distributions declared on or before December 31, 2020, and after that, to no more than 20% of the total distribution. Under this guidance if too many stockholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). If we decide to make any distributions consistent with this guidance that are payable in part in its stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, shares of our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the value of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, the Company may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock.

We currently intend to distribute net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually out of the assets legally available for such distributions. However, we may decide in the future to retain such capital gains for investment, incur a corporate-level tax on such capital gains, and elect to treat such capital gains as deemed distributions to our stockholders. If this happens, our stockholders will be treated for U.S. federal income tax purposes as if they had received an actual distribution of the capital gains that we retain and reinvested the net after tax proceeds in us. In this situation, our stockholders would be eligible to claim a tax credit equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. We may not be able to achieve operating results that will permit us to pay any cash distributions, and if we issue senior securities, we will be prohibited from making distributions if doing so would cause us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if such distributions are limited by the terms of any of our borrowings.

We have adopted a dividend reinvestment plan that will provide for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our Board authorizes, and we declare, a cash dividend or other distribution, then stockholders who do not “opt out” of the Company’s dividend reinvestment plan will have their cash dividends and distributions automatically reinvested in additional shares of our common stock, rather than receiving cash dividends and distributions.

Prior to a Listing, the Board will use newly-issued shares of the Company’s common stock to implement the dividend reinvestment plan. The number of shares of common stock to be issued to a participant prior to a Listing would be equal to the quotient determined by dividing the cash value of the dividend payable to such stockholder by the net asset value per share as of the date such dividend was declared.

After a Listing, the Board intends to primarily use newly-issued shares to implement the dividend reinvestment plan, whether or not the shares are trading at a price per share at, below or above net asset value. However, the Board reserves the right to purchase shares in the open market in connection with the implementation of the dividend reinvestment plan. The number of newly issued shares to be issued to a participant would be determined by dividing the total dollar amount of the dividend payable to such stockholder by the market price per share of our common stock at the close of regular trading on a national securities exchange on the dividend payment date. Shares purchased in open market transactions by U.S. Bank, National Association or its affiliates (“US Bank”), the plan administrator and our transfer agent, registrar and dividend disbursing agent, will be allocated to a participant based upon the average purchase price, excluding any brokerage charges or other charges, of all shares of the our common stock purchased with respect to the dividend.

A registered stockholder may elect to receive an entire distribution in cash by notifying US Bank in writing so that such notice is received by the plan administrator no later than the record date for distributions to stockholders. The plan administrator will set up an account for shares acquired through the plan for each stockholder who has not elected to receive dividends or other distributions in cash and hold such shares in non-certificated form.

Critical Accounting Policies

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Critical accounting policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. The preparation of these financial statements will require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, we have described our critical accounting policies in the notes to our financial statements.

Valuation of Portfolio Investments

Under procedures established by our Board, we value investments for which market quotations are readily available at such market quotations. Assets listed on an exchange will be valued at their last sales prices as reported to the consolidated quotation service at 4:00 P.M. eastern time on the date of determination. If no such sales of such securities occurred, such securities will be valued at the mean between the last available bid and ask prices as reported by an independent, third party pricing service on the date of determination. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value, subject at all times to the oversight and approval of our Board. Such determination of fair values may involve subjective judgments and estimates, although we will also engage independent valuation providers to review the valuation of each portfolio investment that constitutes a material portion of our portfolio and that does not have a readily available market quotation at least once annually. With respect to unquoted securities, our Investment Advisor, together with our independent valuation advisors, and subject at all times to the oversight and approval of our Board, will value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. With respect to Level 3 assets, we intend to retain one or more independent providers of financial advisory services to assist the Investment Advisor and the Board by performing certain limited third-party valuation services. We may appoint additional or different third-party valuation firms in the future.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs with respect to a fair-valued portfolio company or comparable company, our Board will use the pricing indicated by the external event to corroborate and/or assist us in our valuation. Because we expect that there will not be a readily available market for many of the investments in our portfolio, we expect to value many of our portfolio investments at fair value as determined in good faith by our Board using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had readily available market quotations existed for such investments, and the differences could be material.

With respect to investments for which market quotations are not readily available, our Investment Advisor will undertake a multi-step valuation process each quarter, as described below:

●	Securities for which no such market prices are available or reliable will be preliminarily valued at such value as the Investment Advisor may reasonably determine, which may include third party valuations;

●	The audit committee of our Board (the “Audit Committee”) will then review these preliminary valuations;

●	At least once annually, the valuation for each portfolio investment that constitutes a material portion of our portfolio and that does not have a readily available market quotation will be reviewed by an independent valuation firm; and

●	Our Board will then discuss valuations and determine the fair value of each investment in our portfolio in good faith, based on the input of our Investment Advisor, the respective independent valuation firms and the Audit Committee.

All values assigned to securities and other assets by the Board will be binding on all stockholders.

Contractual Obligations

We have certain contracts under which we have material future commitments. We have entered into the Advisory Agreement with the Investment Advisor in accordance with the 1940 Act. Payments for investment advisory services under the Advisory Agreement are equal to (a) a base management fee calculated at an annual rate of 2.0% of the average value of the weighted average of our total net assets at the end of the two most recently completed quarters and (b) an incentive fee based on our performance. The Investment Advisor has agreed to waive its right to receive management fees in excess of 1.75% of the total net assets during any period prior to a Listing. We have entered into an Administration Agreement with the Administrator to serve as our administrator. Pursuant to the Administration Agreement, the Administrator furnishes us with office facilities and equipment, provides us with clerical, bookkeeping and recordkeeping services at such facilities, and provides us with other services necessary for us to operate or has engaged a third-party firm to perform some or all of these functions.

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at March 31, 2020 is as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility, Net	$83,901,458	$-	$83,901,458	$-	$-
Total contractual obligations	$83,901,458	$-	$83,901,458	$-	$-

 Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any off-balance sheet financings or liabilities.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. Realized gains and losses from securities transactions and unrealized appreciation and depreciation of securities are determined using the identified cost basis method for financial reporting.

Related Party Transactions

We have entered into the Advisory Agreement with the Investment Advisor and the Administration Agreement with the Investment Advisor (in such capacity, the Administrator). Mr. Christopher D. Long and Jeffrey D. Fox, each an interested member of our Board, have an indirect pecuniary interest in the Investment Advisor. The Investment Advisor is a registered investment adviser under the Advisers Act that is wholly owned by Palmer Square. See “Note 3. Agreements and Related Party Transactions – Administration Agreement” and “– Investment Advisory Agreement” in the notes to the accompanying consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Assuming that the consolidated statement of assets and liabilities as of March 31, 2020 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rate.

	Increase (Decrease) in	Increase (Decrease) in	Net Increase (Decrease) in
Change in Interest Rates	Interest Income	Interest Expense	Net Investment Income
Down 25 basis points	$(905,472)	$(212,500)	$(692,972)
Up 100 basis points	3,621,888	850,000	2,771,888
Up 200 basis points	7,243,775	1,700,000	5,543,775
Up 300 basis points	10,865,663	2,550,000	8,315,663

The data in the table is based on the Company’s current statement of assets and liabilities. As of March 31, 2020, the Company had $202.6 million in net purchases that had not yet settled. After settlement of these purchases, the change in interest expense will be larger as a result of the increase in the amount borrowed under the credit facility. The table does not include any change in interest income from the Company's money market investments.

In addition, any investments we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved.

We regularly measure exposure to interest rate and currency exchange rate fluctuations on an ongoing basis and may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments such as futures, options, swaps and forward contracts and credit hedging contracts, such as credit default swaps, in each case, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures include internal controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, is recorded, processed, summarized, and reported within the required time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.

Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act, were effective as of March 31, 2020 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies.

Item 1A. Risk Factors.

Investing in our common stock involves a number of significant risks. In addition to other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. Risk Factors of Amendment No. 2 to our Registration Statement on Form 10 which was filed with the SEC on January 23, 2020. The risks described in our registration statement on Form 10 are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the period from January 23, 2020 (Commencement of Operations) to March 31, 2020 to the risk factors discussed in Item 1A. Risk Factors of Amendment No. 2 to our Registration Statement on Form 10.

Potential Material and Adverse Effect of Events Outside of Our Control, such as the COVID-19 Pandemic

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies. For example, in December 2019, COVID-19, a novel strain of coronavirus, surfaced in China and has since spread to other countries, including the United States. This pandemic has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby, including the United States. With respect to U.S. credit markets, this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following (among other things): (i) restrictions on travel and the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories, resulting in significant disruption to the business of many companies, including supply chains and demand, as well as layoffs of employees; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments or waivers of their credit agreements to avoid default, increased defaults by borrowers and/or increased difficulty in obtaining refinancing; (iv) volatility in credit markets including greater volatility in pricing and spreads; and (v) rapidly evolving proposals and actions by state and federal governments to address the problems being experienced by markets, businesses and the economy in general, which may not adequately address the problems being facing such persons. The pandemic is having, and any future continuation of the pandemic could have, an adverse impact on the markets and the economy in general.

Although it is impossible to predict the precise nature and consequences of these events, or of any political or policy decisions and regulatory changes occasioned by emerging events or uncertainty on applicable laws or regulations that impact the Company, and our portfolio companies and investments, it is clear that these types of events are impacting and will, for at least some time, continue to impact the Company and our portfolio companies and investments and in many instances the impact will be adverse and profound. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of the coronavirus and the actions taken by authorities and other entities to contain the coronavirus or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

Volatility in Capital Markets and Economic Uncertainty

The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the period January 23, 2020 (Commencement of Operations) through March 31, 2020, the Company issued and sold 11,383,139 shares of its common stock at an aggregate purchase price of $217.5 million. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4 (a)(2) and Rule 506(b) of Regulation D thereof. The Company relied, in part, upon representations from the investors in the subscription agreements that each investor was an accredited investor as defined in Regulation D under the Securities Act. We did not engage in general solicitation or advertising, and did not offer securities to the public, in connection with such issuances and sales.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

Exhibit Index

3.1	Form of Articles of Amendment and Restatement (Incorporated by reference to Exhibit 3.1 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56126) filed on January 16, 2020)

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form 10 (File No. 000-56126) filed on November 27, 2019)

10.1*	Investment Advisory Agreement, dated as of January 14, 2020, by and between the Company and Palmer Square BDC Advisor LLC

10.2	Form of Administration Agreement (Incorporated by reference to Exhibit 10.2 to Registrant’s Registration Statement on Form 10 (File No. 000-56126) filed on November 27, 2019)

10.3	Form of Advisory Agreement Waiver Letter (Incorporated by reference to Exhibit 10.3 to Registrant’s Registration Statement on Form 10 (File No. 000-56126) filed on November 27, 2019)

10.4	Form of Indemnification Agreement for Directors and Officers (Incorporated by reference to Exhibit 10.5 to Registrant’s Registration Statement on Form 10 (File No. 000-56126) filed on November 27, 2019)

10.5	Form of Trademark Licensing Agreement (Incorporated by reference to Exhibit 10.6 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56126) filed on January 16, 2020)

10.6	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.7 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56126) filed on January 16, 2020)

10.7	Credit Agreement, dated February 18, 2020, by and among Palmer Square BDC Funding I LLC, as the borrower, Bank of America, N.A., as administrative agent and as lender, and BofA Securities, Inc., as sole lead arranger and sole book manager (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K (File No. 814-01334) filed on February 20, 2020)

10.8	Sale and Contribution Agreement, dated February 18, 2020, by and between Palmer Square Capital BDC Inc., as the seller, and Palmer Square BDC Funding I LLC, as the purchaser (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K (File No. 814-01334) filed on February 20, 2020)

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Palmer Square Capital BDC Inc.

Date: May 14, 2020	/s/ Christopher D. Long
Name: Christopher D. Long
Title: Chief Executive Officer and President (Principal Executive Officer)

Date: May 14, 2020	/s/ Jeffrey D. Fox
Name: Jeffrey D. Fox
Title: Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)