Form 10-Q
period 2020-06-30
Palmer Square Capital BDC Inc.
filed 2020-08-14
CIK 1794776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 11, 2020, the registrant had 12,318,372 shares of common stock, $0.001 par value per share, outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION	1
Item 1.	Consolidated Financial Statements (Unaudited)	1
	Consolidated Statements of Assets and Liabilities as of June 30, 2020 and December 31, 2019 (Unaudited)	1
	Consolidated Statements of Operations for the Three Months Ended June 30, 2020 and Period January 23, 2020 (Commencement of Operations) through June 30, 2020 (Unaudited)	2
	Consolidated Statements of Changes in Net Assets for the Three Months Ended June 30, 2020 and Period January 23, 2020 (Commencement of Operations) through June 30, 2020 (Unaudited)	3
	Consolidated Statements of Cash Flows for the Period January 23, 2020 (Commencement of Operations) through June 30, 2020 (Unaudited)	4
	Consolidated Schedules of Investments as of June 30, 2020 (Unaudited)	5
	Notes to Consolidated Financial Statements (Unaudited)	12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	37

PART II.	OTHER INFORMATION	38
Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Mine Safety Disclosures	39
Item 5.	Other Information	39
Item 6.	Exhibits	40

Signatures		41

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Assets and Liabilities

(Unaudited)

	June 30, 2020	December 31, 2019
Assets:
Non-controlled, non-affiliated investments, at fair value (amortized cost of $624,999,701)	$618,926,221	$-
Cash and cash equivalents	716,145	1,500
Receivables:
Receivable for sales of investments	2,055,350	-
Receivable for paydowns of investments	128,445	-
Due from investment adviser	132,383	-
Dividend receivable	3,175	-
Interest receivable	1,436,346	-
Prepaid expenses and other assets	269,203	500,246
Total Assets	$623,667,268	$501,746

Liabilities:
Credit facility, net (Note 6)	$334,080,307	$-
Payables:
Payable to affiliate for organizational costs	-	28,635
Payable for investments purchased	56,208,732	-
Management fee payable	1,059,066	-
Accrued other general and administrative expenses	648,658	595,188
Total Liabilities	$391,996,763	$623,823

Commitments and contingencies (Note 8)

Net Assets:
Common Shares, $0.001 par value; 450,000,000 shares authorized; 12,313,059 and 75 as of June 30, 2020 and December 31, 2019, respectively issued and outstanding	12,313	-
Additional paid-in capital	233,744,732	1,500
Total distributable earnings (accumulated deficit)	(2,086,540)	(123,577)
Total Net Assets	$231,670,505	$(122,077)
Total Liabilities and Net Assets	$623,667,268	$501,746
Net Asset Value Per Common Share	$18.82	$(1,627.69)

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended	For the Period January 23, 2020 (Commencement of Operations) through
	June 30, 2020	June 30, 2020
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$6,357,007	$7,626,612
Dividend income	36,936	220,479
Other income	15,129	15,129
Total investment income from non-controlled, non-affiliated investments	6,409,072	7,862,220
Total Investment Income	6,409,072	7,862,220

Expenses :
Interest expense	1,274,587	1,514,453
Management fees	1,059,044	1,533,722
Professional fees	223,599	393,140
Offering costs	133,139	234,090
Initial organization	-	122,199
Other general and administrative expenses	228,686	383,344
Total Expenses	2,919,055	4,180,948
Less: Management fee waiver (Note 3)	(132,380)	(191,715)
Net expenses	2,786,675	3,989,233
Net Investment Income (Loss)	3,622,397	3,872,987

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses):
Non-controlled, non-affiliated investments	384,174	602,564
Total net realized gains (losses)	384,174	602,564
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	27,924,433	(6,073,483)
Total net change in unrealized gains (losses)	27,924,433	(6,073,483)
Total realized and unrealized gains (losses)	28,308,607	(5,470,919)

Net Increase (Decrease) in Net Assets Resulting from Operations	$31,931,004	$(1,597,932)

Per Common Share Data:
Basic and diluted net investment income per common share	$0.30	$0.40
Basic and diluted net increase in net assets resulting from operations	$2.65	$(0.16)
Weighted Average Common Shares Outstanding - Basic and Diluted	12,057,805	9,690,281

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the Three Months Ended	For the Period January 23, 2020 (Commencement of Operations) through
	June 30, 2020	June 30, 2020
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$3,622,397	$3,872,987
Net realized gains (losses) on investments and foreign currency transactions	384,174	602,564
Net change in unrealized gains (losses) on investments, foreign currency translations, and foreign currency exchange contracts	27,924,433	(6,073,483)
Net Increase (Decrease) in Net Assets Resulting from Operations	31,931,004	(1,597,932)

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(488,608)	(488,608)
Net Decrease in Net Assets Resulting from Stockholder Distributions	(488,608)	(488,608)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	16,015,000	233,470,000
Reinvestment of distributions	285,545	285,545
Repurchase of common shares	-	-
Net Increase in Net Assets Resulting from Capital Share Transactions	16,300,545	233,755,545
Total Increase (Decrease) in Net Assets	47,742,941	231,669,005
Net Assets, Beginning of Period	183,927,564	1,500
Net Assets, End of Period	$231,670,505	$231,670,505

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statement of Cash Flows

(Unaudited)

For the Period January 23, 2020 (Commencement of Operations) through
June 30, 2020

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(1,597,932)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gains)/losses on investments	(602,564)
Net change in unrealized (gains)/losses on investments	6,073,483
Net accretion of discount on investments	(527,341)
Purchases of short-term investments	(441,420,525)
Purchases of portfolio investments	(625,983,582)
Proceeds from sale of short-term investments	407,110,337
Proceeds from sale of portfolio investments	36,423,971
Amortization of deferred financing cost	147,324
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in receivable for sales of investments	(2,055,350)
(Increase)/decrease in interest and dividends receivable	(1,439,521)
(Increase)/decrease in due from investment adviser	(132,383)
(Increase)/decrease in receivable for paydowns of investments	(128,445)
(Increase)/decrease in prepaid expenses and other assets	(269,203)
Increase/(decrease) in payable for investments purchased	56,208,732
Increase/(decrease) in management fees payable	1,059,066
Increase/(decrease) in accrued other general and administrative expenses	648,658
Net cash used in operating activities	(566,485,275)
Cash Flows from Financing Activities:
Borrowings on credit facility	335,246,200
Payments of debt issuance costs	(1,313,217)
Distributions paid in cash	(203,063)
Proceeds from issuance of common shares, net of change in subscriptions receivable of $ -	233,470,000
Net cash provided by financing activities	567,199,920
Net increase in cash and cash equivalents	714,645
Cash and cash equivalents, beginning of period	1,500
Cash and cash equivalents and foreign currency, end of period	$716,145

Supplemental and Non-Cash Information:
Interest paid during the period	$1,268,253
Distributions declared during the period	$488,608
Reinvestment of distributions during the period	$285,545

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of June 30, 2020

(Unaudited)

			Acquisition	Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Date	Par	Cost(1)(6)	Value	of Net Assets
Debt Investments
First Lien Senior Secured(2)
Acadia Healthcare Company, Inc. (4)(7)	Healthcare Providers and Services	2.68% (L + 2.50%)	4/24/2020	2/11/2022	4,483,005	$4,254,840	$4,404,553	1.9%
Achilles Acquisition LLC (7)	Insurance	4.19% (L + 4.00%)	1/16/2020	10/3/2025	4,228,629	4,219,181	4,045,381	1.7%
Acrisure, LLC (7)	Insurance	3.68% (L + 3.50%)	1/31/2020	2/12/2027	4,987,500	4,976,400	4,730,644	2.0%
Advanced Disposal Services, Inc. (4)(7)	Commercial Services and Supplies	3.00% (L + 2.25%)	4/27/2020	11/10/2023	4,942,236	4,921,560	4,897,608	2.1%
AI Convoy (Luxembourg) S.a.r.l. (5)(7)	Aerospace and Defense	4.65% (L + 3.50%)	4/20/2020	1/29/2027	4,389,000	4,240,747	4,207,954	1.8%
Albany Molecular Research, Inc. (7)	Healthcare Providers and Services	4.25% (L + 3.25%)	2/20/2020	8/28/2024	3,979,540	3,960,543	3,863,138	1.7%
Alera Group Intermediate Holdings, Inc. (7)	Insurance	5.07% (L + 4.00%)	4/21/2020	8/1/2025	4,979,734	4,928,371	4,792,994	2.1%
AlixPartners, LLP (7)	Diversified Financial Services	3.50% (L + 2.50%)	4/28/2020	4/30/2024	4,488,402	4,383,924	4,351,416	1.9%
Alliant Holdings Intermediate, LLC (7)	Insurance	2.93% (L + 2.75%)	4/21/2020	5/9/2025	4,975,885	4,674,520	4,738,137	2.0%
Alphabet Holding Company, Inc. (7)	Food Products	3.68% (L + 3.50%)	4/21/2020	9/26/2024	2,987,206	2,840,676	2,820,101	1.2%
Alterra Mountain Company (7)	Hotels, Restaurants and Leisure	2.93% (L + 2.75%)	4/21/2020	6/28/2024	2,992,327	2,819,923	2,832,432	1.2%
Alterra Mountain Company (7)	Hotels, Restaurants and Leisure	5.50% (L + 4.50%)	5/13/2020	8/31/2026	513,713	503,520	506,007	0.2%
Altice France S.A. (7)	Media	4.18% (L + 4.00%)	4/22/2020	8/14/2026	3,992,405	3,821,866	3,854,807	1.7%
Amentum Government Services Holdings LLC (7)	Construction and Engineering	4.18% (L + 4.00%)	4/21/2020	2/26/2027	4,500,000	4,217,488	4,430,610	1.9%
American Builders & Contractors Supply Co., Inc. (5)(7)	Building Products	2.18% (L + 2.00%)	4/15/2020	1/15/2027	1,994,975	1,945,991	1,908,692	0.8%
American Rock Salt Company LLC (7)	Metals and Mining	4.50% (L + 3.50%)	5/7/2020	3/21/2025	2,791,653	2,764,838	2,739,309	1.2%
AmWINS Group, Inc. (7)	Insurance	3.75% (L + 2.75%)	4/28/2020	2/28/2024	4,481,913	4,419,518	4,364,980	1.9%
Amynta Agency Borrower Inc. (7)	Insurance	4.68% (L + 4.50%)	2/18/2020	2/28/2025	3,768,670	3,588,335	3,307,008	1.4%
Ancestry.com Operations Inc. (7)	Leisure Products	4.43% (L + 4.25%)	4/22/2020	8/21/2026	1,992,438	1,832,622	1,898,733	0.8%
Ancestry.com Operations Inc. (7)	Leisure Products	4.75% (L + 3.75%)	4/22/2020	10/19/2023	1,992,378	1,881,652	1,912,683	0.8%
APLP Holdings Limited Partnership (4)(7)	Independent Power and Renewable Electricity Producers	3.50% (L + 2.50%)	4/16/2020	4/13/2023	1,499,753	1,384,925	1,461,629	0.6%
Applovin Corporation (7)	Software	3.68% (L + 3.50%)	4/21/2020	8/15/2025	4,982,304	4,907,782	4,860,860	2.1%
Aristocrat International PTY Ltd (4)(7)	Hotels, Restaurants and Leisure	4.75% (L + 3.75%)	5/14/2020	10/31/2024	2,500,000	2,450,915	2,485,937	1.1%
Ascend Learning, LLC (7)	Diversified Consumer Services	4.00% (L + 3.00%)	4/27/2020	7/29/2024	3,939,872	3,755,251	3,779,421	1.6%
AssuredPartners, Inc. (7)	Insurance	3.68% (L + 3.50%)	2/11/2020	2/12/2027	4,975,000	4,962,771	4,772,891	2.1%
AssuredPartners, Inc. (7)	Insurance	5.50% (L + 4.50%)	5/29/2020	2/12/2027	997,500	977,658	983,784	0.4%
Asurion, LLC (5)(7)	Diversified Consumer Services	3.18% (L + 3.00%)	4/21/2020	8/4/2022	1,993,624	1,956,025	1,946,276	0.8%
Asurion Corporation (7)	Diversified Consumer Services	3.18% (L + 3.00%)	1/27/2020	11/30/2024	1,989,848	1,994,814	1,926,839	0.8%
athenahealth, Inc. (7)	Healthcare Providers and Services	4.82% (L + 4.50%)	4/21/2020	2/11/2026	3,982,361	3,945,571	3,872,846	1.7%
Avaya Inc. (4)(7)	Diversified Telecommunication Services	4.43% (L + 4.25%)	4/20/2020	12/15/2024	2,000,000	1,805,532	1,853,000	0.8%
Axalta Coating Systems Dutch Holding B B.V. (4)(7)	Chemicals	2.06% (L + 1.75%)	4/3/2020	6/30/2024	494,188	422,524	475,117	0.2%
Azalea TopCo, Inc. (5)(7)	Healthcare Providers and Services	4.26% (L + 3.50%)	4/21/2020	7/23/2026	3,982,450	3,934,233	3,862,976	1.7%
Barracuda Networks, Inc. (7)	IT Services	4.25% (L + 3.25%)	3/10/2020	1/10/2025	4,039,695	3,998,168	3,952,841	1.7%
Bausch Health Companies Inc. (4)(7)	Pharmaceuticals	3.19% (L + 3.00%)	4/21/2020	6/30/2025	3,715,092	3,580,591	3,621,305	1.6%
Bausch Health Companies Inc. (4)	Pharmaceuticals	3.19% (L + 3.00%)	4/21/2020	6/30/2025	427,211	367,882	416,426	0.2%
Belfor Holdings Inc. (7)	Commercial Services and Supplies	4.18% (L + 4.00%)	4/15/2020	3/31/2026	1,991,203	1,846,789	1,968,802	0.8%
Belron Finance US LLC (5)(7)	Auto Components	2.97% (L + 2.50%)	3/31/2020	10/25/2024	1,492,347	1,427,849	1,449,442	0.6%
Berry Global, Inc. (4)(7)	Containers and Packaging	2.18% (L + 2.00%)	4/20/2020	6/15/2026	2,000,000	1,970,515	1,955,110	0.8%
Berry Global, Inc. (4)	Containers and Packaging	2.18% (L + 2.00%)	4/20/2020	6/15/2026	1,000,000	884,478	977,555	0.4%

			Acquisition	Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Date	Par	Cost(1)(6)	Value	of Net Assets
BJ’s Wholesale Club, Inc. (4)(5)(7)	Food and Staples Retailing	2.43% (L + 2.25%)	3/18/2020	1/26/2024	1,496,241	1,294,248	1,451,219	0.6%
Blackstone CQP Holdco LP (7)	Energy Equipment and Services	3.81% (L + 3.50%)	2/28/2020	6/7/2024	1,989,950	1,947,429	1,912,014	0.8%
Boxer Parent Company, Inc. (7)	Software	4.43% (L + 4.25%)	4/27/2020	9/1/2025	3,411,561	2,987,766	3,240,795	1.4%
Brookfield Property REIT Inc. (7)	Real Estate Investment Trusts (REITs)	2.68% (L + 2.50%)	4/21/2020	5/4/2025	3,062,275	2,471,753	2,596,549	1.1%
Brookfield WEC Holdings Inc. (7)	Commercial Services and Supplies	3.75% (L + 3.00%)	4/27/2020	8/1/2025	4,478,532	4,406,559	4,338,578	1.9%
Builders FirstSource, Inc. (4)(7)	Building Products	4.00% (L + 3.00%)	4/16/2020	2/29/2024	3,000,000	2,884,956	2,903,130	1.3%
Buzz Merger Sub Ltd. (5)(7)	Leisure Products	2.92% (L + 2.75%)	4/21/2020	1/22/2027	3,491,250	3,398,706	3,390,877	1.5%
Caesars Resort Collection, LLC (4)(5)(7)	Hotels, Restaurants and Leisure	4.85% (L + 4.50%)	6/19/2020	7/31/2025	3,000,000	2,910,000	2,828,910	1.2%
Calpine Corporation (7)	Independent Power and Renewable Electricity Producers	2.43% (L + 2.25%)	3/13/2020	1/15/2024	2,984,293	2,830,076	2,888,542	1.2%
Camelot U.S. Acquisition 1 Co. (4)(7)	Professional Services	3.18% (L + 3.00%)	4/21/2020	10/28/2026	3,989,975	3,915,929	3,874,645	1.7%
Change Healthcare Holdings, Inc. (4)(7)	Healthcare Providers and Services	3.50% (L + 2.50%)	4/27/2020	3/1/2024	2,500,000	2,376,509	2,409,888	1.0%
CHG Healthcare Services, Inc. (7)	Healthcare Providers and Services	4.07% (L + 3.00%)	4/27/2020	6/7/2023	2,983,340	2,606,536	2,884,263	1.2%
Cincinnati Bell Inc. (4)(5)(7)	Media	4.25% (L + 3.25%)	4/16/2020	10/2/2024	3,986,060	3,818,146	3,949,029	1.7%
Citadel Securities LP (7)	Diversified Financial Services	2.93% (L + 2.75%)	4/27/2020	2/6/2026	4,074,762	3,752,568	3,976,275	1.7%
Creative Artists Agency, LLC (7)	Media	3.93% (L + 3.75%)	3/2/2020	11/20/2026	1,990,000	1,990,000	1,889,754	0.8%
Crestwood Holdings LLC	Oil, Gas and Consumable Fuels	7.70% (L + 7.50%)	6/5/2020	2/28/2023	497,120	328,705	336,540	0.1%
CTOS, LLC (7)	Commercial Services and Supplies	4.44% (L + 4.25%)	3/2/2020	4/18/2025	4,228,750	4,220,553	4,165,319	1.8%
Datto, Inc. (7)	Software	4.43% (L + 4.25%)	5/8/2020	4/2/2026	3,989,924	3,834,746	3,887,683	1.7%
DaVita Inc. (4)(7)	Healthcare Providers and Services	1.93% (L + 1.75%)	4/2/2020	8/12/2026	992,506	867,516	963,212	0.4%
DCert Buyer, Inc. (5)(7)	Software	4.18% (L + 4.00%)	2/28/2020	8/7/2026	4,987,500	4,979,296	4,839,945	2.1%
Deerfield Dakota Holding, LLC (7)	Diversified Financial Services	4.75% (L + 3.75%)	4/22/2020	2/25/2027	5,000,000	4,921,794	4,872,925	2.1%
Delek US Holdings, Inc. (4)(7)	Oil, Gas and Consumable Fuels	6.50% (L + 5.50%)	5/18/2020	3/31/2025	2,394,000	2,228,870	2,301,233	1.0%
Dun & Bradstreet Corporation, The (7)	Professional Services	4.18% (L + 4.00%)	4/21/2020	3/31/2026	4,987,500	4,915,928	4,872,164	2.1%
Dynasty Acquisition Co., Inc. (7)	Aerospace and Defense	3.81% (L + 3.50%)	4/3/2020	4/6/2026	1,939,643	1,939,643	1,670,518	0.7%
Dynasty Acquisition Co., Inc. (7)	Aerospace and Defense	4.95% (L + 3.50%)	4/3/2020	4/6/2026	1,042,819	1,042,819	898,128	0.4%
EAB Global, Inc. (7)	Professional Services	4.89% (L + 3.75%)	5/1/2020	9/27/2024	2,989,809	2,898,032	2,844,116	1.2%
EFS Cogen Holdings I LLC (7)	Independent Power and Renewable Electricity Producers	4.25% (L + 3.25%)	4/28/2020	6/22/2023	3,429,988	3,412,324	3,341,392	1.4%
Elanco Animal Health Incorporated (4)(5)(7)	Healthcare Providers and Services	3.55% (L + 1.75%)	3/20/2020	2/26/2027	2,000,000	1,750,000	1,912,500	0.8%
Ellie Mae, Inc. (5)(7)	Software	4.06% (L + 3.75%)	4/21/2020	4/30/2026	3,982,450	3,941,349	3,875,919	1.7%
Endo Luxembourg Finance Company I S.a.r.l. (4)(7)	Pharmaceuticals	5.00% (L + 4.25%)	5/20/2020	4/29/2024	2,493,573	2,317,060	2,366,164	1.0%
Ensemble RCM, LLC (5)(7)	Healthcare Providers and Services	4.44% (L + 3.75%)	4/22/2020	7/24/2026	3,826,362	3,715,477	3,744,095	1.6%
Epicor Software Corporation (7)	Software	3.43% (L + 3.25%)	4/27/2020	6/1/2022	3,489,508	3,398,708	3,429,628	1.5%
Everi Payments Inc. (4)	Professional Services	11.50% (L + 10.50%)	4/14/2020	5/9/2024	350,000	343,236	353,500	0.2%
Everi Payments Inc. (4)(7)	Professional Services	3.82% (L + 2.75%)	4/9/2020	5/1/2024	1,000,000	864,580	924,795	0.4%
Evertec Group LLC (4)(7)	Professional Services	3.68% (L + 3.50%)	4/23/2020	12/31/2024	2,443,264	2,344,241	2,381,156	1.0%
Exact Merger Sub LLC (5)(7)	Software	5.25% (L + 4.25%)	6/18/2020	9/27/2024	2,133,889	2,102,200	2,100,109	0.9%
Exgen Renewables IV, LLC (7)	Independent Power and Renewable Electricity Producers	4.00% (L + 3.00%)	4/21/2020	11/15/2024	4,864,178	4,791,006	4,730,413	2.0%
First Eagle Holdings, Inc. (7)	Diversified Financial Services	2.81% (L + 2.50%)	1/17/2020	2/2/2027	2,985,000	2,981,610	2,887,047	1.2%
Flexera Software LLC (7)	Software	4.50% (L + 3.50%)	4/21/2020	2/26/2025	4,535,216	4,455,134	4,434,239	1.9%
Froneri International Limited (7)	Food Products	2.43% (L + 2.25%)	3/20/2020	2/28/2027	2,000,000	1,695,656	1,886,260	0.8%

			Acquisition	Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Date	Par	Cost(1)(6)	Value	of Net Assets
Garda World Security Corporation (7)	Diversified Consumer Services	4.93% (L + 4.75%)	4/21/2020	10/23/2026	4,000,000	3,840,721	3,938,000	1.7%
Gardner Denver, Inc. (4)(5)(7)	Machinery	3.06% (L + 2.75%)	6/24/2020	3/1/2027	1,275,000	1,255,875	1,242,328	0.5%
Getty Images, Inc. (7)	Media	4.69% (L + 4.50%)	1/28/2020	2/13/2026	1,968,531	1,966,314	1,761,836	0.8%
GFL Environmental Inc. (4)(7)	Commercial Services and Supplies	4.00% (L + 3.00%)	4/27/2020	5/9/2025	4,108,802	3,948,305	4,006,081	1.7%
Global Medical Response, Inc. (5)(7)	Healthcare Providers and Services	4.25% (L + 3.25%)	6/12/2020	4/28/2022	1,496,164	1,451,849	1,444,179	0.6%
Golden Nugget, Inc. (7)	Hotels, Restaurants and Leisure	3.25% (L + 2.50%)	4/8/2020	10/4/2023	747,902	639,950	600,191	0.3%
Guggenheim Partners Investment Management Holdings, LLC (7)	Diversified Financial Services	3.50% (L + 2.75%)	2/28/2020	7/21/2023	1,491,426	1,482,277	1,461,224	0.6%
Guidehouse LLP (7)	Professional Services	4.68% (L + 4.50%)	4/15/2020	3/14/2025	2,161,871	2,085,523	2,102,419	0.9%
Hamilton Projects Acquiror LLC (5)(7)	Electric Utilities	5.75% (L + 4.75%)	6/12/2020	6/11/2027	2,480,000	2,415,388	2,434,529	1.1%
Harbor Freight Tools USA, Inc. (7)	Specialty Retail	3.25% (L + 2.50%)	4/27/2020	8/18/2023	2,493,601	2,354,114	2,407,372	1.0%
H.B. Fuller Co (4)(5)(7)	Chemicals	2.19% (L + 2.00%)	4/15/2020	10/21/2024	1,935,043	1,876,992	1,875,241	0.8%
HCA Inc. (4)(7)	Healthcare Providers and Services	1.93% (L + 1.75%)	4/2/2020	3/18/2026	992,488	884,507	973,258	0.4%
Helix Gen Funding, LLC (7)	Independent Power and Renewable Electricity Producers	4.75% (L + 3.75%)	3/4/2020	3/8/2024	3,444,601	3,398,359	3,328,622	1.4%
Hostess Brands, LLC (4)(7)	Food Products	3.01% (L + 2.25%)	4/20/2020	8/1/2025	1,445,489	1,322,279	1,399,234	0.6%
HUB International Limited (5)(7)	Insurance	4.02% (L + 3.00%)	2/26/2020	4/18/2025	2,984,772	2,963,245	2,847,353	1.2%
HUB International Limited (5)(7)	Insurance	5.00% (L + 4.00%)	4/27/2020	4/25/2025	1,994,987	1,927,657	1,971,048	0.9%
HIG Finance 2 Limited (7)	Insurance	4.50% (L + 3.50%)	4/22/2020	12/13/2024	3,983,409	3,926,457	3,893,164	1.7%
ICH US Intermediate Holdings II, Inc. (5)(7)	Healthcare Providers and Services	6.75% (L + 5.75%)	4/21/2020	10/30/2026	4,899,684	4,767,290	4,679,198	2.0%
Idera, Inc. (7)	Software	5.08% (L + 4.00%)	4/23/2020	6/28/2024	4,479,488	4,435,972	4,337,645	1.9%
Infoblox Inc. (7)	IT Services	4.68% (L + 4.50%)	4/15/2020	11/7/2023	3,241,688	3,106,437	3,199,805	1.4%
Informatica LLC (5)(7)	Software	3.43% (L + 3.25%)	4/21/2020	2/15/2027	3,990,000	3,945,412	3,832,395	1.7%
Inmar, Inc. (7)	Professional Services	5.07% (L + 4.00%)	1/24/2020	5/1/2024	2,984,615	2,950,417	2,727,192	1.2%
Iridium Satellite LLC (4)(7)	Diversified Telecommunication Services	4.75% (L + 3.75%)	4/27/2020	10/18/2026	3,740,625	3,708,717	3,676,099	1.6%
Ivanti Software, Inc. (5)(7)	IT Services	5.25% (L + 4.25%)	2/26/2020	1/22/2024	1,990,291	1,988,016	1,908,191	0.8%
Jane Street Group, LLC (7)	Diversified Financial Services	3.18% (L + 3.00%)	4/22/2020	1/31/2025	4,977,494	4,944,591	4,862,389	2.1%
Kestrel Acquisition, LLC (7)	Independent Power and Renewable Electricity Producers	5.25% (L + 4.25%)	2/25/2020	5/2/2025	1,989,848	1,782,026	1,714,582	0.7%
LCPR Loan Financing LLC (7)	Diversified Telecommunication Services	5.18% (L + 5.00%)	4/27/2020	10/22/2026	4,000,000	3,937,628	3,980,000	1.7%
LifePoint Health, Inc. (5)(7)	Healthcare Providers and Services	3.93% (L + 3.75%)	4/16/2020	11/14/2025	3,500,000	3,482,958	3,291,628	1.4%
Lightstone Holdco LLC	Independent Power and Renewable Electricity Producers	4.75% (L + 3.75%)	4/24/2020	1/30/2024	1,609,237	1,247,315	1,377,313	0.6%
Lightstone Holdco LLC	Independent Power and Renewable Electricity Producers	4.75% (L + 3.75%)	4/24/2020	1/30/2024	90,763	70,351	77,683	0.0%
Limetree Bay Terminals, LLC (5)(7)	Oil, Gas and Consumable Fuels	5.00% (L + 4.00%)	5/14/2020	2/15/2024	1,296,650	1,094,048	1,145,104	0.5%
Lions Gate Capital Holdings LLC (4)(7)	Media	2.43% (L + 2.25%)	4/15/2020	3/19/2025	1,993,524	1,869,712	1,893,858	0.8%
Match Group, Inc. (4)(7)	Leisure Products	2.18% (L + 1.75%)	4/15/2020	2/5/2027	2,000,000	1,824,854	1,905,000	0.8%
Mauser Packaging Solutions Holding Company (7)	Containers and Packaging	4.56% (L + 3.25%)	4/13/2020	4/3/2024	1,496,144	1,357,059	1,354,010	0.6%
McAfee, LLC (5)(7)	IT Services	3.93% (L + 3.75%)	4/21/2020	9/30/2024	3,982,272	3,965,297	3,889,903	1.7%
Meredith Corporation (4)(5)(7)	Media	4.56% (L + 4.25%)	6/25/2020	1/31/2025	3,500,000	3,360,000	3,351,250	1.4%
MH Sub I, LLC (Micro Holding Corp.) (7)	IT Services	4.57% (L + 3.50%)	4/3/2020	9/13/2024	1,987,219	1,982,334	1,922,406	0.8%
Michaels Stores, Inc. (4)(5)(7)	Specialty Retail	3.50% (L + 2.50%)	6/3/2020	1/30/2023	1,000,000	910,000	919,165	0.4%
Minotaur Acquisition, Inc. (7)	Diversified Financial Services	5.18% (L + 5.00%)	2/13/2020	3/27/2026	5,151,527	5,149,796	4,786,618	2.1%
Mohegan Tribal Gaming	Hotels, Restaurants and Leisure	5.38% (L + 4.38%)	1/24/2020	9/30/2023	2,984,122	2,970,228	2,482,044	1.1%
MPH Acquisition Holdings LLC (7)	Healthcare Providers and Services	3.75% (L + 2.75%)	4/21/2020	5/25/2023	3,000,000	2,823,637	2,860,830	1.2%

			Acquisition	Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Date	Par	Cost(1)(6)	Value	of Net Assets
NAB Holdings, LLC (7)	Professional Services	4.00% (L + 3.00%)	2/26/2020	7/1/2024	3,979,644	3,979,644	3,850,305	1.7%
National Mentor Holdings, Inc. (7)	Healthcare Providers and Services	4.43% (L + 4.25%)	4/27/2020	2/5/2026	3,809,668	3,774,537	3,690,616	1.6%
National Mentor Holdings, Inc. (7)	Healthcare Providers and Services	4.43% (L + 4.25%)	4/27/2020	2/5/2026	173,458	171,860	168,038	0.1%
Nexus Buyer LLC (7)	Professional Services	3.93% (L + 3.75%)	5/1/2020	10/30/2026	4,069,135	3,968,468	3,997,925	1.7%
NFP Corp. (7)	Insurance	3.43% (L + 3.25%)	2/4/2020	2/4/2027	3,491,250	3,474,165	3,264,319	1.4%
Nielsen Finance LLC (4)(5)(7)	Media	4.75% (L + 3.75%)	5/7/2020	6/6/2025	1,500,000	1,483,235	1,489,688	0.6%
NorthRiver Midstream Finance LP (7)	Energy Equipment and Services	4.68% (L + 3.25%)	2/28/2020	10/31/2025	2,487,342	2,463,320	2,360,263	1.0%
Option Care Health, Inc. (5)(7)	Healthcare Providers and Services	4.68% (L + 4.50%)	5/11/2020	5/29/2026	4,615,216	4,412,674	4,495,982	1.9%
Oregon Clean Energy, LLC (5)(7)	Independent Power and Renewable Electricity Producers	4.75% (L + 3.75%)	3/19/2020	3/2/2026	2,117,692	1,978,728	2,071,813	0.9%
Pathway Vet Alliance LLC (7)	Healthcare Providers and Services	4.35% (L + 4.00%)	6/23/2020	3/31/2027	1,387,254	1,352,573	1,350,839	0.6%
Pathway Vet Alliance LLC (7)	Healthcare Providers and Services	4.35% (L + 4.00%)	6/23/2020	3/31/2027	112,746	69,526	66,567	0.0%
PCI Gaming Authority (5)(7)	Hotels, Restaurants and Leisure	2.68% (L + 2.50%)	4/27/2020	5/15/2026	2,756,538	2,606,212	2,633,790	1.1%
Petco Animal Supplies, Inc. (5)	Specialty Retail	4.25% (L + 3.25%)	6/17/2020	1/26/2023	1,500,000	1,192,500	1,231,043	0.5%
Phoenix Guarantor Inc. (5)(7)	Healthcare Providers and Services	3.43% (L + 3.25%)	4/24/2020	3/5/2026	4,982,481	4,864,700	4,813,077	2.1%
Pike Corporation (7)	Construction and Engineering	4.25% (L + 3.25%)	4/22/2020	7/24/2026	3,926,305	3,873,834	3,825,006	1.7%
Playtika Holding Corp. (7)	Hotels, Restaurants and Leisure	7.07% (L + 6.00%)	4/22/2020	12/31/2024	4,887,342	4,886,264	4,894,990	2.1%
PODS, LLC (7)	Building Products	3.75% (L + 2.75%)	4/3/2020	12/6/2024	1,956,928	1,952,316	1,882,937	0.8%
PowerTeam Services, LLC (7)	Construction and Engineering	4.25% (L + 3.25%)	4/16/2020	3/6/2025	3,500,000	3,345,968	3,356,710	1.4%
Prairie ECI Acquiror LP (5)(7)	Oil, Gas and Consumable Fuels	6.20% (L + 4.75%)	2/11/2020	3/11/2026	5,000,000	4,963,423	4,558,850	2.0%
Pre-Paid Legal Services, Inc. (5)(7)	Diversified Consumer Services	3.43% (L + 3.25%)	4/8/2020	5/1/2025	1,638,513	1,587,641	1,582,533	0.7%
Presidio Holdings Inc. (7)	Professional Services	4.27% (L + 3.50%)	4/21/2020	1/31/2027	2,400,000	2,361,743	2,323,500	1.0%
Prime Security Services Borrower, LLC (4)(7)	Diversified Consumer Services	4.25% (L + 3.25%)	4/20/2020	9/14/2026	1,994,975	1,945,779	1,923,285	0.8%
Project Alpha Intermediate Holding, Inc. (7)	Software	5.38% (L + 3.50%)	4/22/2020	4/19/2024	3,982,045	3,944,137	3,849,303	1.7%
Project Boost Purchaser, LLC (7)	Professional Services	3.68% (L + 3.50%)	2/20/2020	5/22/2026	2,984,962	2,992,245	2,855,311	1.2%
ProQuest LLC (7)	Internet and Direct Marketing Retail	3.68% (L + 3.50%)	4/22/2020	10/16/2026	3,491,228	3,429,822	3,394,678	1.5%
Quest Software US Holdings Inc. (7)	Software	5.01% (L + 4.25%)	2/5/2020	5/16/2025	2,992,405	2,992,405	2,884,678	1.2%
QUIKRETE Holdings, Inc. (5)(7)	Building Products	2.67% (L + 2.50%)	4/15/2020	11/3/2023	2,488,747	2,437,394	2,402,425	1.0%
Rackspace Hosting, Inc. (5)(7)	Technology Hardware, Storage and Peripherals	4.00% (L + 3.00%)	4/21/2020	11/3/2023	2,992,288	2,864,599	2,864,547	1.2%
Radiate HoldCo, LLC (5)(7)	Media	3.75% (L + 3.00%)	4/15/2020	12/11/2023	2,987,168	2,952,277	2,860,781	1.2%
Radiology Partners, Inc. (7)	Healthcare Providers and Services	5.29% (L + 4.25%)	3/10/2020	7/9/2025	3,500,000	3,487,433	3,270,015	1.4%
Red Ventures, LLC (7)	Professional Services	2.68% (L + 2.50%)	4/22/2020	11/8/2024	3,487,329	3,392,894	3,311,881	1.4%
Refinitiv US Holdings Inc. (7)	Professional Services	3.43% (L + 3.25%)	4/28/2020	10/31/2025	5,973,475	5,937,443	5,843,552	2.5%
Renaissance Holding Corp. (5)(7)	Diversified Consumer Services	4.01% (L + 3.25%)	3/4/2020	7/31/2025	1,989,848	1,950,767	1,924,481	0.8%
Reynolds Group Holdings Inc. (5)(7)	Industrial Conglomerates	2.92% (L + 2.75%)	4/17/2020	2/3/2023	2,592,859	2,528,038	2,483,778	1.1%
RP Crown Parent, LLC (7)	Software	3.75% (L + 2.75%)	4/17/2020	10/12/2023	2,992,248	2,934,783	2,917,442	1.3%
Sabert Corporation (7)	Containers and Packaging	5.50% (L + 4.50%)	4/21/2020	11/26/2026	3,992,500	3,986,087	3,902,669	1.7%
Samsonite International S.A. (4)(7)	Textiles, Apparel and Luxury Goods	5.50% (L + 4.50%)	5/1/2020	4/25/2025	1,800,000	1,747,718	1,752,750	0.8%
Scientific Games International, Inc. (4)(7)	Leisure Products	3.06% (L + 2.75%)	4/15/2020	8/14/2024	1,994,898	1,740,585	1,773,464	0.8%
SCIH Salt Holdings Inc. (7)	Metals and Mining	5.50% (L + 4.50%)	4/22/2020	3/3/2027	2,500,000	2,430,163	2,445,825	1.1%
Select Medical Corporation (4)(7)	Healthcare Providers and Services	2.68% (L + 2.50%)	4/20/2020	3/6/2025	3,500,000	3,343,311	3,343,970	1.4%
Severin Acquisition, LLC (7)	Diversified Consumer Services	3.43% (L + 3.25%)	4/27/2020	8/31/2025	3,982,317	3,908,654	3,832,980	1.7%
SolarWinds Holdings, Inc. (4)(7)	Software	2.93% (L + 2.75%)	4/28/2020	2/28/2024	2,988,511	2,748,356	2,908,329	1.3%
Sophia, L.P. (7)	Software	3.56% (L + 3.25%)	4/13/2020	9/30/2022	3,000,000	2,967,256	2,936,250	1.3%
Sotera Health Holdings, LLC (7)	Healthcare Equipment and Supplies	5.50% (L + 4.50%)	4/22/2020	11/20/2026	2,493,750	2,472,897	2,442,578	1.1%
SS&C Technologies Holdings, Inc. (4)(7)	Diversified Financial Services	1.93% (L + 1.75%)	4/27/2020	2/28/2025	852,412	828,617	819,249	0.4%
SS&C Technologies Holdings, Inc. (4)(7)	Diversified Financial Services	1.93% (L + 1.75%)	4/9/2020	4/16/2025	745,529	623,351	714,101	0.3%
SS&C Technologies Holdings, Inc. (4)(7)	Diversified Financial Services	1.93% (L + 1.75%)	4/27/2020	2/28/2025	598,879	582,161	575,579	0.2%

			Acquisition	Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Date	Par	Cost(1)(6)	Value	of Net Assets
Stars Group Holdings B.V. (4)(7)	Leisure Products	3.81% (L + 3.50%)	4/21/2020	7/31/2025	3,352,209	3,330,604	3,340,242	1.4%
Surf Holdings, LLC (7)	Software	3.83% (L + 3.50%)	4/16/2020	1/15/2027	2,000,000	1,887,485	1,926,070	0.8%
Surgery Center Holdings, Inc. (4)(7)	Healthcare Providers and Services	4.25% (L + 3.25%)	2/4/2020	6/20/2024	2,984,655	2,974,722	2,641,419	1.1%
Surgery Center Holdings, Inc. (4)(5)	Healthcare Providers and Services	9.00% (L + 8.00%)	4/17/2020	8/16/2024	1,995,000	1,956,401	2,011,209	0.9%
Syncsort Incorporated (7)	Software	7.00% (L + 6.00%)	4/13/2020	8/16/2024	1,496,241	1,380,570	1,460,705	0.6%
Talen Energy Supply, LLC (7)	Independent Power and Renewable Electricity Producers	3.93% (L + 3.75%)	4/14/2020	6/26/2026	3,866,834	3,620,727	3,789,497	1.6%
Tecostar Holdings, Inc. (5)(7)	Healthcare Equipment and Supplies	4.68% (L + 3.50%)	2/25/2020	5/1/2024	2,984,615	2,970,759	2,839,115	1.2%
Tempo Acquisition, LLC (7)	Professional Services	2.93% (L + 2.75%)	2/20/2020	4/19/2024	2,984,615	2,988,194	2,844,712	1.2%
Tex Operations Company LLC (4)(7)	Independent Power and Renewable Electricity Producers	1.94% (L + 1.75%)	4/2/2020	12/15/2025	1,984,946	1,726,193	1,920,614	0.8%
The Edelman Financial Center, LLC (5)(7)	Diversified Financial Services	3.18% (L + 3.00%)	4/14/2020	6/26/2025	1,994,937	1,879,459	1,911,708	0.8%
TIBCO Software Inc. (7)	Software	3.93% (L + 3.75%)	3/5/2020	6/30/2026	3,000,000	2,991,094	2,842,500	1.2%
T-Mobile USA, Inc. (4)(7)	Diversified Telecommunication Services	3.18% (L + 3.00%)	4/28/2020	4/1/2027	3,500,000	3,448,394	3,498,408	1.5%
Transdigm, Inc. (4)(7)	Aerospace and Defense	2.43% (L + 2.25%)	4/27/2020	12/31/2025	1,994,987	1,812,697	1,813,922	0.8%
Tronox Finance LLC (4)(7)	Chemicals	3.06% (L + 2.75%)	4/17/2020	9/14/2024	2,000,000	1,960,713	1,925,140	0.8%
UGI Energy Services, LLC (5)(7)	Oil, Gas and Consumable Fuels	3.93% (L + 3.75%)	4/27/2020	8/7/2026	997,481	920,176	968,804	0.4%
Ultimate Software Group Inc., The (7)	Software	3.93% (L + 3.75%)	4/21/2020	4/8/2026	4,478,694	4,454,401	4,350,693	1.9%
Ultimate Software Group, The (5)(7)	Software	4.75% (L + 4.00%)	6/18/2020	5/31/2026	1,000,000	985,000	989,925	0.4%
Univision Communications Inc. (5)(7)	Media	4.75% (L + 3.75%)	6/15/2020	3/13/2026	3,750,000	3,656,250	3,513,750	1.5%
Univision Communications Inc. (5)(7)	Media	3.75% (L + 2.75%)	4/27/2020	3/15/2024	436,461	385,177	405,363	0.2%
U.S. Renal Care, Inc. (5)(7)	Healthcare Providers and Services	5.18% (L + 5.00%)	4/24/2020	6/26/2026	3,989,950	3,781,923	3,849,743	1.7%
USI, Inc. (7)	Insurance	3.31% (L + 3.00%)	2/11/2020	5/16/2024	3,979,540	3,974,673	3,788,522	1.6%
USI, Inc. (7)	Insurance	4.31% (L + 4.00%)	4/23/2020	12/2/2026	997,494	958,413	971,624	0.4%
USIC Holdings, Inc. (7)	Construction and Engineering	4.25% (L + 3.25%)	2/26/2020	12/8/2023	1,990,033	1,980,887	1,902,969	0.8%
Venator Materials LLC (4)(7)	Chemicals	3.18% (L + 3.00%)	4/17/2020	6/28/2024	1,994,872	1,801,676	1,880,167	0.8%
VeriFone Systems, Inc. (7)	Commercial Services and Supplies	4.38% (L + 4.00%)	3/4/2020	8/20/2025	498,734	474,674	420,184	0.2%
Verscend Holding Corp. (7)	Health Care Technology	4.68% (L + 4.50%)	3/6/2020	8/27/2025	3,183,782	3,153,028	3,087,871	1.3%
Vertafore, Inc. (7)	Diversified Financial Services	3.43% (L + 3.25%)	4/21/2020	6/4/2025	3,944,039	3,875,460	3,736,779	1.6%
Vertiv Group Corporation (4)(7)	Electrical Equipment	3.18% (L + 3.00%)	4/17/2020	3/31/2027	2,992,500	2,904,450	2,857,838	1.2%
VFH Parent LLC (4)(7)	Capital Markets	3.19% (L + 3.00%)	4/21/2020	6/1/2026	2,700,405	2,505,355	2,637,405	1.1%
VM Consolidated, Inc. (4)(7)	Transportation Infrastructure	3.56% (L + 3.25%)	2/28/2020	2/28/2025	972,913	965,722	931,565	0.4%
VS Buyer, LLC (7)	Software	3.43% (L + 3.25%)	4/21/2020	3/31/2027	3,990,000	3,891,052	3,865,313	1.7%
WaterBridge Midstream Operating LLC (7)	Energy Equipment and Services	6.75% (L + 5.75%)	2/20/2020	6/22/2026	1,989,975	1,950,679	1,646,704	0.7%
WebMD Health Corp. (7)	Interactive Media and Services	4.75% (L + 3.75%)	6/11/2020	9/13/2024	1,500,000	1,455,153	1,451,250	0.6%
Whatabrands LLC (7)	Hotels, Restaurants and Leisure	2.93% (L + 2.75%)	3/2/2020	8/3/2026	4,049,650	4,017,470	3,902,223	1.7%
Wellpath Holdings, Inc. (7)	Healthcare Providers and Services	6.26% (L + 5.50%)	2/21/2020	10/1/2025	3,979,798	3,914,363	3,687,959	1.6%
Wink Holdco, Inc. (7)	Healthcare Providers and Services	4.00% (L + 3.00%)	2/28/2020	11/1/2024	2,984,694	2,934,662	2,870,917	1.2%
Xplornet Communications Inc (7)	Wireless Telecommunication Services	4.93% (L + 4.75%)	5/29/2020	5/31/2027	3,500,000	3,325,901	3,356,500	1.4%
Zayo Group Holdings, Inc. (7)	Diversified Telecommunication Services	3.18% (L + 3.00%)	2/20/2020	3/31/2027	2,992,500	2,985,463	2,850,207	1.2%
Zelis Cost Management Buyer, Inc. (7)	Health Care Technology	4.93% (L + 4.75%)	3/10/2020	10/30/2026	3,865,575	3,856,472	3,804,480	1.6%
Total First Lien Senior Secured					585,462,586	$567,035,354	$562,280,807	241.3%

			Acquisition	Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Date	Par	Cost(1)(6)	Value	of Net Assets
Second Lien Senior Secured(2)
Alphabet Holding Company, Inc. (5)	Food Products	7.93% (L + 7.75%)	6/23/2020	9/26/2025	800,000	731,471	722,664	0.3%
Alphabet Holding Company, Inc. (7)	Food Products	7.93% (L + 7.75%)	5/14/2020	9/26/2025	250,000	209,170	225,832	0.1%
Asurion Corporation	Diversified Consumer Services	6.68% (L + 6.50%)	3/31/2020	7/14/2025	1,000,000	940,756	997,500	0.4%
ECi Macola/MAX Holding, LLC	Software	9.45% (L + 8.00%)	1/30/2020	9/19/2025	712,500	707,260	589,594	0.3%
Froneri International Limited	Food Products	5.93% (L + 5.75%)	1/30/2020	1/28/2028	1,000,000	997,779	967,500	0.4%
Informatica LLC (7)	Software	7.13%	2/14/2020	2/14/2025	1,000,000	995,192	1,004,375	0.4%
Ivanti Software, Inc. (5)	IT Services	10.00% (L + 9.00%)	6/3/2020	1/20/2025	1,235,578	1,201,076	1,105,843	0.5%
McAfee, LLC	IT Services	9.50% (L + 8.50%)	4/8/2020	10/31/2025	400,000	376,664	400,400	0.2%
PowerTeam Services, LLC	Construction and Engineering	8.25% (L + 7.25%)	5/12/2020	3/6/2026	410,000	348,964	352,600	0.2%
Quest Software US Holdings Inc.	Software	9.01% (L + 8.25%)	2/21/2020	5/18/2026	1,597,000	1,577,761	1,435,304	0.6%
Renaissance Holding Corp.	Diversified Consumer Services	7.76% (L + 7.00%)	1/30/2020	5/25/2026	1,567,652	1,544,409	1,448,511	0.6%
TIBCO Software Inc. (5)	Software	7.43% (L + 7.25%)	5/27/2020	2/28/2028	1,500,000	1,488,800	1,454,070	0.6%
Ultimate Software Group, The (5)	Software	7.10% (L + 6.75%)	6/18/2020	5/31/2027	250,000	247,500	254,844	0.1%
Total Second Lien Senior Secured					11,722,730	11,366,802	10,959,037	4.7%
Corporate Bonds
Abercrombie & Fitch Management Co. (4)	Specialty Retail	8.75%	6/18/2020	7/15/2025	1,000,000	1,000,000	990,000	0.4%
Ford Motor Credit Co LLC (4)	Automobiles	3.66%	4/9/2020	9/8/2024	750,000	669,982	706,575	0.3%
PowerTeam Services, LLC	Construction and Engineering	9.03%	5/11/2020	12/4/2025	550,000	528,435	561,000	0.2%
Total Corporate Bonds					2,300,000	2,198,417	2,257,575	0.9%

Collateralized Securities and Structured Products - Debt(2)
Apidos 2013-15A Class ERR	Structured Note	6.84% (L + 5.70%)	2/12/2020	4/20/2031	2,500,000	2,418,477	2,094,528	0.9%
Apidos 2016-24A Class ER	Structured Note	8.99% (L + 7.86%)	1/24/2020	10/20/2030	1,600,000	1,503,956	984,652	0.4%
Barings CLO 2013-IA Class FR	Structured Note	7.89% (L + 6.75%)	1/24/2020	1/20/2028	2,000,000	1,902,952	1,512,938	0.7%
Magnetite 2014-14RA Class F	Structured Note	9.07% (L + 7.93%)	1/24/2020	10/18/2031	1,500,000	1,445,787	1,215,523	0.5%
MAGNE 2015-16A DR (4)	Structured Note	3.29% (L + 2.15%)	4/2/2020	1/18/2028	1,000,000	820,596	921,292	0.4%
NBCLO 2016-1A CR (4)	Structured Note	6.42% (L + 5.43%)	4/6/2020	12/21/2029	500,000	375,522	456,874	0.2%
RSRVA 2016-3A DR (4)	Structured Note	4.59% (L + 3.45%)	4/2/2020	10/18/2028	1,000,000	818,889	962,899	0.4%
TFLAT 2018-1A D (4)	Structured Note	4.54% (L + 3.70%)	4/2/2020	1/29/2032	1,000,000	802,761	969,908	0.4%
Total Collateralized Securities and Structured Products - Debt					11,100,000	10,088,940	9,118,614	3.9%
Total Debt Investments					610,585,316	$590,689,513	$584,616,033	250.8%

	Number of		Fair	Percentage
	Shares	Cost	Value	of Net Assets
Short Term Investments
Fidelity Investments Money Market Government Portfolio - Institutional Class (7)	34,310,188	34,310,188	34,310,188	14.8%
Total Short Term Investments	34,310,188	$34,310,188	$34,310,188	14.8%

Total Investments		$624,999,701	$618,926,221	265.6%
Liabilities in Excess of Other Assets			(387,255,716)	(165.6)%
Net Assets			$231,670,505	100.0%

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(2)	Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(3)	As of June 30, 2020, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
(4)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2020, 19.9% of the Company’s total assets were in non-qualifying investments.
(5)	Investments or a portion of investments are unsettled as of June 30, 2020.
(6)	As of June 30, 2020, the tax cost of the Company’s investments approximates their amortized cost.
(7)	Security or portion thereof held within Palmer Square BDC Funding I, LLC (“PS BDC Funding”) and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Bank of America, N.A. (“BofA N.A.”) (see Note 6 to the consolidated financial statements).

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

The Company’s investment objective is to maximize total return, comprised of current income and capital appreciation. The Company’s current investment focus is guided by two strategies that facilitate its investment opportunities and core competencies: (1) investing in corporate debt securities and, to a lesser extent, (2) investing in collateralized loan obligation (“CLO”) structured credit that typically owns corporate debt securities, including the equity and junior debt tranches of CLOs. To a limited extent, the Company may enter into derivatives transactions, which may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of the Company’s portfolio positions from changes in currency exchange rates and market interest rates or to earn income and enhance the Company’s total returns. The Company may receive or purchase warrants or rights to acquire equity or other securities in connection with making a debt investment in a company. During the period January 23, 2020 (Commencement of Operations) through June 30, 2020, the Company did not invest in any derivative contracts.

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

Palmer Square Capital BDC Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 2. Significant Accounting Policies

The following is a summary of significant accounting policies consistently followed by the Company in the preparation of its financial statements. The Company is an investment company and applies specific accounting and financial reporting requirements under Financial Accounting Standards Board (“FASB”) Accounting Standards Topic 946, Financial Services-Investment Companies. The Company’s functional currency is U.S. dollars (“USD”) and these financial statements have been prepared in that currency. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation S-X. This requires the Company to make certain estimates and assumptions that may affect the amounts reported in the financial statements and accompanying notes. These financial statements reflect normal and recurring adjustments that in the opinion of the Company are necessary for the fair statement of the results for the periods presented. Actual results may differ from the estimates and assumptions included in the financial statements. The results for the period from January 23, 2020 (commencement of operations) to June 30, 2020 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Indemnifications

In the normal course of business, the Company enters into contracts that contain a variety of representations which provide general indemnifications. The Company’s maximum exposure under these arrangements cannot be known; however, the Company expects any risk of loss to be remote.

Cash

Cash is comprised of cash on deposit with major financial institutions. Cash equivalents consist of highly liquid investments, such as money market funds, with original maturities of three months or less. The Company places its cash with high credit quality institutions to minimize credit risk exposure.

Debt Issuance Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs. These expenses are deferred and amortized over the life of the related debt instrument. Debt issuance costs are presented on the consolidated statement of assets and liabilities as a direct deduction from the debt liability. In circumstances in which there is not an associated debt liability amount recorded in the financial statements when the debt issuance costs are incurred, such debt issuance costs will be reported on the consolidated statement of assets and liabilities as an asset until the debt liability is recorded. As of June 30, 2020, the balance of deferred financing costs was $1.2 million, included in Credit Facility (as defined below), net of $334.1 million on the consolidated statement of assets and liabilities.

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

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of June 30, 2020:

	June 30, 2020
	Amortized	Fair
	Cost	Value
First-lien senior secured debt	$567,035,354	$562,280,807
Second-lien senior secured debt	11,366,802	10,959,037
Corporate bonds	2,198,417	2,257,575
Collateralized securities and structured products - Debt	10,088,940	9,118,614
Short-term investments	34,310,188	34,310,188
Total Investments	$624,999,701	$618,926,221

Palmer Square Capital BDC Inc.

Notes to Consolidated Financial Statements (Unaudited)

As of June 30, 2020, approximately 19.9% of the investment portfolio at amortized cost and 21.2% of the investment portfolio measured at fair value, respectively, were invested in portfolio companies with foreign domiciles or non-controlled investment companies. With respect to the Company’s total assets, 19.9% of the Company’s total assets were in non-qualifying assets as defined by Section 55(a) of the 1940 Act as of June 30, 2020.

The industry composition of investments based on fair value, as a percentage of total investments at fair value, as of June 30, 2020 was as follows:

June 30, 2020

Healthcare Providers and Services	12.5%
Software	12.0%
Insurance	7.8%
Professional Services	7.3%
Diversified Financial Services	5.6%
Cash and cash equivalents	5.5%
Independent Power and Renewable Electricity Producers	4.3%
Media	4.0%
Diversified Consumer Services	3.8%
Hotels, Restaurants and Leisure	3.7%
Commercial Services and Supplies	3.2%
IT Services	2.6%
Diversified Telecommunication Services	2.6%
Construction and Engineering	2.3%
Leisure Products	2.3%
Oil, Gas and Consumable Fuels	1.5%
Structured Note	1.5%
Building Products	1.5%
Aerospace and Defense	1.4%
Containers and Packaging	1.3%
Food Products	1.3%
Health Care Technology	1.1%
Pharmaceuticals	1.0%
Chemicals	1.0%
Energy Equipment and Services	1.0%
Specialty Retail	0.9%
Healthcare Equipment and Supplies	0.9%
Metals and Mining	0.8%
Internet and Direct Marketing Retail	0.5%
Wireless Telecommunication Services	0.5%
Technology Hardware, Storage and Peripherals	0.5%
Electrical Equipment	0.5%
Capital Markets	0.4%
Real Estate Investment Trusts (REITs)	0.4%
Industrial Conglomerates	0.4%
Electric Utilities	0.4%
Textiles, Apparel and Luxury Goods	0.3%
Auto Components	0.2%
Food and Staples Retailing	0.2%
Interactive Media and Services	0.2%
Machinery	0.2%
Transportation Infrastructure	0.2%
Automobiles	0.1%

Total	100.0%

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

Investments in private investment companies measured based upon net asset value as a practical expedient to determine fair value are not required to be categorized in the fair value hierarchy. As of June 30, 2020, there were no investments accounted for using the practical expedient.

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

The following table presents the fair value hierarchy of investments as of June 30, 2020:

	Fair Value Hierarchy as of June 30, 2020
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$-	$562,280,807	$-	$562,280,807
Second-lien senior secured debt	-	10,959,037	-	10,959,037
Corporate Bonds	-	2,257,575	-	2,257,575
Collateralized loan obligation	-	9,118,614	-	9,118,614
Short Term Investments	34,310,188	-	-	34,310,188
Total Investments	$34,310,188	$584,616,033	$-	$618,926,221

For the period from January 23, 2020 (Commencement of Operations) to June 30, 2020, the Company did not recognize any transfers to or from Level 3.

Debt Not Carried at Fair Value

The fair value of the Credit Facility, which would be categorized as Level 3 within the fair value hierarchy as of June 30, 2020, approximates its carrying value because the Credit Facility has variable interest based on selected short term rates.

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 150% after such borrowing. As of June 30, 2020, the Company’s asset coverage ratio was 169%.

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

Under the Credit Facility, which matures on February 18, 2023, the Lenders have agreed to extend credit to PS BDC Funding in an aggregate amount up to the Commitment (as defined in the Credit Agreement) amount. The Commitment amount for the Credit Facility was $200.0 million as of the closing date of the Credit Agreement and increased to $400.0 million at the one month anniversary of the closing date. The Borrowers’ ability to draw under the Credit Facility is scheduled to terminate on February 11, 2023. All amounts outstanding under the Credit Facility are required to be repaid by February 18, 2023. As the Company raises additional capital, we may enter into additional credit agreements to expand our borrowing capacity.

Debt obligations consisted of the following as of June 30, 2020:

	June 30, 2020
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Credit Facility	$400,000,000	$335,000,000	$65,000,000	$334,080,307
Total debt	$400,000,000	$335,000,000	$65,000,000	$334,080,307

(1)	The amount available reflects any limitations related to the Credit Facility’s borrowing base.

(2)	The carrying value of the Credit Facility is presented net of deferred financing costs of $1.166 million.

Average debt outstanding during the period January 23, 2020 (Commencement of Operations) through June 30, 2020, was $104.3 million.

Palmer Square Capital BDC Inc.

Notes to Consolidated Financial Statements (Unaudited)

The loans under the Credit Facility may be base rate loans or eurocurrency rate loans. The base rate loans will bear interest at the base rate plus 1.30%, and the eurocurrency rate loans will bear interest at 1 month or 3 month LIBOR plus 1.30%. The “base rate” will be equal to the highest of (a) the federal funds rate plus ½ of 1%, (b) the prime rate and (c) 1 month or 3 month LIBOR. Interest pursuant to base rate loans is payable quarterly in arrears, and interest pursuant to eurocurrency loans is payable either quarterly or monthly, as specified by the Borrowers in a loan notice pertaining thereto. The Credit Agreement requires the payment of a commitment fee of 0.50% for unused Commitments during the first five months following the closing of the Credit Facility, and, thereafter, 1.80% for any unused Commitments above 70% of the total Commitments. Such fee is payable quarterly in arrears. The advance rate for PS BDC Funding’s Eligible Collateral Assets ranges from 40% for Second Lien Bank Loans to 70% for First Lien Bank Loans that are B Assets to 100% for Cash (excluding Excluded Amounts) (as each such term is defined in the Credit Agreement).

For the three months ended June 30, 2020 and the period January 23, 2020 (Commencement of Operations) through June 30, 2020, the components of interest expense were as follows:

	For the Three Months Ended	For the Period January 23, 2020 (Commencement of Operations) through
	June 30, 2020	June 30, 2020

Interest expense	$1,164,414	$1,367,129
Amortization of debt issuance costs	110,173	147,324
Total interest expense	$1,274,587	$1,514,453
Average interest rate	1.64%	1.66%

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

Note 7. Share Transactions

Offering Proceeds

During the three months ended June 30, 2020 and the period January 23, 2020 (Commencement of Operations) through June 30, 2020, the Company issued and sold 929,920 shares at an aggregate purchase price of $16.3 million and 12,313,059 shares at an aggregate purchase price of $233.8 million, respectively.

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

Note 8. Commitments and Contingencies

The Company did not have any unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of June 30, 2020. Such commitments are generally up to the Company’s discretion to approve or are subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statement of assets and liabilities and are not reflected in the Company’s consolidated statement of assets and liabilities.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2020, management is not aware of any pending or threatened litigation.

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of June 30, 2020, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of common stock for the three months ended June 30, 2020 and the period January 23, 2020 (Commencement of Operations) through June 30, 2020:

	For the Three Months Ended	For the Period January 23, 2020 (Commencement of Operations) through
	June 30, 2020	June 30, 2020

Net increase (decrease) in net assets resulting from operations	$31,931,004	$(1,597,932)
Weighted average shares of common stock outstanding - basic and diluted	12,057,805	9,690,281
Earnings (loss) per share of common stock - basic and diluted	$2.65	$(0.16)

Palmer Square Capital BDC Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 10. Financial Highlights

The following per share of common stock data has been derived from information provided in the unaudited financial statements. The following is a schedule of financial highlights for the period January 23, 2020 (Commencement of Operations) through June 30, 2020:

For the Period January 23, 2020 (Commencement of Operations) through
June 30, 2020
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$20.00

Results of Operations:
Net Investment Income(1)	0.40
Net Realized and Unrealized Gain (Loss) on Investments(1)(4)	(1.54)
Net Increase (Decrease) in Net Assets Resulting from Operations	(1.14)

Distributions to Common Stockholders:
Distributions from Net Investment Income	(0.04)
Net Decrease in Net Assets Resulting from Distributions	(0.04)

Net Asset Value, End of Period	$18.82

Shares Outstanding, End of Period	12,313,059

Ratio/Supplemental Data
Net assets, end of period	$231,670,505
Weighted-average shares outstanding	9,690,281
Total Return(3)	(5.70)%
Portfolio turnover(5)	12%
Ratio of operating expenses to average net assets without waiver(2)	5.44%
Ratio of operating expenses to average net assets with waiver(2)	5.19%
Ratio of net investment income (loss) to average net assets without waiver(2)	4.79%
Ratio of net investment income (loss) to average net assets with waiver(2)	5.04%

(1)	The per common share data was derived by using weighted average shares outstanding.
(2)	The ratios reflect an annualized amount.
(3)	Total return is calculated as the change in net asset value per share during the period, plus distributions per share (if any), divided by the beginning net asset value per share. Total return is not annualized.

(4)	Realized and unrealized gains and losses per share in this caption are balancing amounts necessary to reconcile the change in net asset value per share for the period, and may not reconcile with the aggregate gains and losses in the Consolidated Statement of Operations due to share transactions during the period.
(5)	Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the periods reported.

Note 11. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the financial statements included herein. There have been no subsequent events that require recognition or disclosure in these financial statements except for the following:

On July 1, 2020, the Company issued and sold 5,313 shares of its common stock at an aggregate purchase price of $100,000. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

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

Portfolio and Investment Activity

As of June 30, 2020, our weighted average total yield to maturity of debt and income producing securities at fair value was 5.28%, and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 5.09%.

As of June 30, 2020, we had 230 debt and private investments in 199 portfolio companies with an aggregate fair value of approximately $584.6 million.

Our investment activity for the three months ended June 30, 2020 and the period January 23, 2020 (Commencement of Operations) through June 30, 2020 is presented below (information presented herein is at amortized cost unless otherwise indicated).

	For the Three Months Ended	For the Period January 23, 2020 (Commencement of Operations) through
	June 30, 2020	June 30, 2020

New investments:
Gross investments	$267,534,194	$625,983,525
Less: sold investments	(31,034,616)	(35,326,132)
Total new investments	236,499,578	590,657,393

Principal amount of investments funded:
First-lien senior secured debt investments	$255,850,366	$597,139,324
Second-lien senior secured debt investments	5,130,350	14,205,928
Corporate Bonds	3,753,478	4,581,398
Collateralized Loan Obligation	2,800,000	10,056,875
Total principal amount of investments funded	267,534,194	625,983,525

Principal amount of investments sold:
First-lien senior secured debt investments	29,480,022	32,944,702
Second-lien senior secured debt investments	(467)	(1,551)
Corporate Bonds	1,555,061	2,382,981
Total principal amount of investments sold or repaid	31,034,616	35,326,132

Number of new investment commitments	87	237
Average new investment commitment amount	$2,095,848	$2,621,533
Weighted average maturity for new investment commitments	4.82 years	5.33 years
Percentage of new debt investment commitments at floating rates	98.70%	99.47%
Percentage of new debt investment commitments at fixed rates	1.30%	0.53%
Weighted average interest rate of new investment commitments	4.21%	4.26%
Weighted average spread over LIBOR of new floating rate investment commitments	3.62%	3.64%
Weighted average interest rate on investment sold or paid down	3.50%	3.52%

As of June 30, 2020, our investments consisted of the following:

	June 30, 2020
	Amortized	Fair
Investments:	Cost	Value
First-lien senior secured debt	$567,035,354	$562,280,807
Second-lien senior secured debt	11,366,802	10,959,037
Corporate bonds	2,198,417	2,257,575
Collateralized loan obligations	10,088,940	9,118,614
Short-term investments	34,310,188	34,310,188
Total Investments	$624,999,701	$618,926,221

The table below describes investments by industry composition based on fair value as of June 30, 2020:

June 30, 2020

Healthcare Providers and Services	12.5%
Software	12.0%
Insurance	7.8%
Professional Services	7.3%
Diversified Financial Services	5.6%
Cash and cash equivalents	5.5%
Independent Power and Renewable Electricity Producers	4.3%
Media	4.0%
Diversified Consumer Services	3.8%
Hotels, Restaurants and Leisure	3.7%
Commercial Services and Supplies	3.2%
IT Services	2.6%
Diversified Telecommunication Services	2.6%
Construction and Engineering	2.3%
Leisure Products	2.3%
Oil, Gas and Consumable Fuels	1.5%
Structured Note	1.5%
Building Products	1.5%
Aerospace and Defense	1.4%
Containers and Packaging	1.3%
Food Products	1.3%
Health Care Technology	1.1%
Pharmaceuticals	1.0%
Chemicals	1.0%
Energy Equipment and Services	1.0%
Specialty Retail	0.9%
Healthcare Equipment and Supplies	0.9%
Metals and Mining	0.8%
Internet and Direct Marketing Retail	0.5%
Wireless Telecommunication Services	0.5%
Technology Hardware, Storage and Peripherals	0.5%
Electrical Equipment	0.5%
Capital Markets	0.4%
Real Estate Investment Trusts (REITs)	0.4%
Industrial Conglomerates	0.4%
Electric Utilities	0.4%
Textiles, Apparel and Luxury Goods	0.3%
Auto Components	0.2%
Food and Staples Retailing	0.2%
Interactive Media and Services	0.2%
Machinery	0.2%
Transportation Infrastructure	0.2%
Automobiles	0.1%
Total	100.0%

The table below shows the weighted average yields and interest rate of our debt investments at fair value as of June 30, 2020:

June 30, 2020
Weighted average total yield of debt and income producing securities	5.28%
Weighted average interest rate of debt and income producing securities	4.24%
Weighted average spread over LIBOR of all floating rate investments	365 bps

Results of Operations

The following table represents the operating results for the three months ended June 30, 2020 and the period January 23, 2020 (Commencement of Operations) through June 30, 2020:

	For the Three Months Ended	For the Period January 23, 2020 (Commencement of Operations) through
	June 30, 2020	June 30, 2020
Total investment income	$6,409,072	$7,862,220
Less: Net expenses	2,786,675	3,989,233
Net investment income	3,622,397	3,872,987
Net realized gains (losses) on investments	384,174	602,564
Net change in unrealized gains (losses) on investments	27,924,433	(6,073,483)
Net increase (decrease) in net assets resulting from operations	$31,931,004	$(1,597,932)

Investment Income

Investment income for the three months ended June 30, 2020 and the period January 23, 2020 (Commencement of Operations) through June 30, 2020, was as follows:

	For the Three Months Ended	For the Period January 23, 2020 (Commencement of Operations) through
	June 30, 2020	June 30, 2020
Interest from investments	$6,357,007	$7,626,612
Dividend income	36,936	220,479
Other income	15,129	15,129
Total investment income	$6,409,072	$7,862,220

Comparative financial statements are not presented as the Company commenced operations on January 23, 2020. For the three months ended June 30, 2020, total investment income was driven by interest income from our investments. For the period January 23, 2020 (Commencement of Operations) through June 30, 2020, total investment income was driven by our deployment of capital and interest income from our investments. The size of our investment portfolio at fair value increased from $0.00 as of January 23, 2020 to $618.9 million as of June 30, 2020.  All investments were income producing, and there were no loans on non-accrual status as of June 30, 2020.

Expenses

Operating expenses for the three months ended June 30, 2020 and the period January 23, 2020 (Commencement of Operations) through June 30, 2020, was as follows:

	For the Three Months Ended	For the Period January 23, 2020 (Commencement of Operations) through
	June 30, 2020	June 30, 2020
Management fees	$1,059,044	$1,533,722
Initial organization	-	122,199
Other operating expenses	585,424	1,010,574
Interest and debt financing expenses	1,274,587	1,514,453
Management fee waiver	(132,380)	(191,715)
Net expenses	$2,786,675	$3,989,233

 Net expenses for the three months ended June 30, 2020 were $2.8 million, which consisted of $1.1 million in management fees, $585 thousand in other operating expenses, and $1.3 million in interest and debt financing offset by $132 thousand in management fee waiver from the Investment Advisor.

Net expenses for the period from January 23, 2020 (Commencement of Operations) through June 30, 2020 were $4.0 million which consisted of $1.5 million in management fees, $122 thousand in initial organization expenses, $1.0 million in other operating expense, and $1.5 million in interest and debt financing offset by $192 thousand in management fee waiver from the Investment Advisor.

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three months ended June 30, 2020 and the period January 23, 2020 (Commencement of Operations) through June 30, 2020, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the Three Months Ended	For the Period January 23, 2020 (Commencement of Operations) through
	June 30, 2020	June 30, 2020
Unrealized gains on investments	$31,450,573	$6,451,603
Unrealized (losses) on investments	(3,526,140)	(12,525,086)
Net change in unrealized gains (losses) on investments	$27,924,433	$(6,073,483)

The change in unrealized appreciation (depreciation) for the three months ended June 30, 2020 and the period from January 23, 2020 (Commencement of Operations) through June 30, 2020 totaled $27.9 million and $(6.1) million. For the three months ended June 30, 2020, this consisted of net unrealized appreciation of $21.3 million related to existing portfolio investments and unrealized appreciation of $0.4 million related to new portfolio investments, and net unrealized appreciation of $6.2 million related to exited portfolio investments (a portion of which has been reclassified to realized gains). The change in net unrealized appreciation for the period from January 23, 2020 (Commencement of Operations) through June 30, 2020 was related to the appreciation of our investments in Prairie ECI Acquiror LP, NAB Holdings T/L, and APID 2013-15A ERR 04/20/2031 among other existing portfolio investments.

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

During the period January 23, 2020 (Commencement of Operations) through June 30, 2020, we experienced a net increase in cash and cash equivalents of $714,645. During the period, net cash used in operating activities was $566.5 million, primarily as a result of fundings of portfolio investments (excluding investments in short-term money market funds) of $626.0 million, partially offset by proceeds received from sale of investments of $36.4 million. We invested in short-term money market funds during the period, and as of the end of the period we held $34,310,188 in face value of short-term money market funds. During the same period, net cash provided by financing activities was $567.2 million, primarily consisting of $335.2 million of net borrowing under the Credit Facility and proceeds from the issuance of common stock of $233.5 million

As of June 30, 2020, we had cash and cash equivalents of $716,145. As of June 30, 2020, we had $335.0 million principal outstanding under the Credit Facility.

As of June 30, 2020, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	June 30, 2020
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded

Common stock	$233,470,000	$-	100%

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. As of June 30, 2020, our asset coverage ratio was 169%.

Capital Contributions

During the three months ended June 30, 2020 and the period January 23, 2020 (Commencement of Operations) through June 30, 2020, the Company issued and sold 929,920 shares at an aggregate purchase price of $16.3 million and 12,313,059 shares at an aggregate purchase price of $233.8 million, respectively.

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

As of June 30, 2020, we had approximately $335.0 million principal outstanding and $65.0 million of available Commitments under the Credit Facility and PS BDC Funding was in compliance with the applicable covenants in the Credit Facility on such date.

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

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at June 30, 2020 is as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility, Net	$334,080,307	$-	$334,080,307	$-	$-
Total contractual obligations	$334,080,307	$-	$334,080,307	$-	$-

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

Assuming that the consolidated statement of assets and liabilities as of June 30, 2020 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rate.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(1,508,869)	$(837,500)	$(671,369)
Up 100 basis points	6,035,474	3,350,000	2,685,474
Up 200 basis points	12,070,949	6,700,000	5,370,949
Up 300 basis points	18,106,423	10,050,000	8,056,423

The data in the table is based on the Company’s current statement of assets and liabilities. As of June 30, 2020, the Company had $54.1 million in net purchases that had not yet settled. After settlement of these purchases, the change in interest expense will be larger as a result of the increase in the amount borrowed under the credit facility. The table does not include any change in interest income from the Company’s money market investments.

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

Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act, were effective as of June 30, 2020 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a number of significant risks. In addition to other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. Risk Factors of Amendment No. 2 to our Registration Statement on Form 10 which was filed with the SEC on January 23, 2020. The risks described in our registration statement on Form 10 are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the period from January 23, 2020 (Commencement of Operations) to June 30, 2020 to the risk factors discussed in Item 1A. Risk Factors of Amendment No. 2 to our Registration Statement on Form 10.

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

We continue to assess the impact of COVID-19 on portfolio companies. Although it is impossible to predict the precise nature and consequences of these events, or of any political or policy decisions and regulatory changes occasioned by emerging events or uncertainty on applicable laws or regulations that impact the Company, and our portfolio companies and investments, it is clear that these types of events are impacting and will, for at least some time, continue to impact the Company and our portfolio companies and investments and in many instances the impact will be adverse and profound. We have focused our portfolio on industries that are generally expected to be more resilient to the impact of COVID-19. As of June 30, 2020, our largest industry exposures are to Healthcare Providers and Services, Software, Insurance, Professional Services and Diversified Financial Services. We have smaller industry exposures to Hotels, Restaurants and Leisure, Leisure Products, Oil, Gas and Consumable Fuels, Specialty Retail, and Textiles, Apparel and Luxury Goods, which are industries that are expected to be more adversely impacted by COVID-19. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of the coronavirus and the actions taken by authorities and other entities to contain the coronavirus or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our Company and our portfolio companies’ operating results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2020, the Company issued and sold 929,920 shares of its common stock at an aggregate purchase price of $16.3 million. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4 (a)(2) and Rule 506(b) of Regulation D thereof. The Company relied, in part, upon representations from the investors in the subscription agreements that each investor was an accredited investor as defined in Regulation D under the Securities Act. We did not engage in general solicitation or advertising, and did not offer securities to the public, in connection with such issuances and sales.

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

Palmer Square Capital BDC Inc.

Date: August 14, 2020	/s/ Christopher D. Long
Name: Christopher D. Long
Title: Chief Executive Officer and President (Principal Executive Officer)

Date: August 14, 2020	/s/ Jeffrey D. Fox
Name: Jeffrey D. Fox
Title: Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)