Form 10-Q
period 2020-09-30
Palmer Square Capital BDC Inc.
filed 2020-11-13
CIK 1794776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 10, 2020, the registrant had 12,423,949 shares of common stock, $0.001 par value per share, outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION	1
Item 1.	Consolidated Financial Statements (Unaudited)	1
	Consolidated Statements of Assets and Liabilities as of September 30, 2020 and December 31, 2019 (Unaudited)	1
	Consolidated Statements of Operations for the Three Months Ended September 30, 2020 and Period January 23, 2020 (Commencement of Operations) through September 30, 2020 (Unaudited)	2
	Consolidated Statements of Changes in Net Assets for the Three Months Ended September 30, 2020 and Period January 23, 2020 (Commencement of Operations) through September 30, 2020 (Unaudited)	3
	Consolidated Statements of Cash Flows for the Period January 23, 2020 (Commencement of Operations) through September 30, 2020 (Unaudited)	4
	Consolidated Schedules of Investments as of September 30, 2020 (Unaudited)	5
	Notes to Consolidated Financial Statements (Unaudited)	15
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	40

PART II.	OTHER INFORMATION	41
Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	43

Signatures		44

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Assets and Liabilities

(Unaudited)

	September 30, 2020 (Unaudited)	December 31, 2019
Assets:
Non-controlled, non-affiliated investments, at fair value (amortized cost of $653,593,796)	$660,186,362	$-
Cash and cash equivalents	1,249,214	1,500
Receivables:
Receivable for sales of investments	32,530,708	-
Receivable for paydowns of investments	57,340	-
Due from investment adviser	146,385	-
Dividend receivable	1,272	-
Interest receivable	1,454,926	-
Prepaid expenses and other assets	134,601	500,246
Total Assets	$695,760,808	$501,746

Liabilities:
Credit facility, net (Note 6)	$374,154,997	$-
Payables:
Payable to affiliate for organizational costs	-	28,635
Payable for investments purchased	73,864,582	-
Management fee payable	1,171,078	-
Accrued other general and administrative expenses	741,594	595,188
Total Liabilities	$449,932,251	$623,823

Commitments and contingencies (Note 8)

Net Assets:
Common Shares, $0.001 par value; 450,000,000 shares authorized; 12,423,949 and 75 as of September 30, 2020 and December 31, 2019, respectively issued and outstanding	12,424	-
Additional paid-in capital	235,829,441	1,500
Total distributable earnings (accumulated deficit)	9,986,692	(123,577)
Total Net Assets	$245,828,557	$(122,077)
Total Liabilities and Net Assets	$695,760,808	$501,746
Net Asset Value Per Common Share	$19.79	$(1,627.69)

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended	For the Period January 23, 2020 (Commencement of Operations) through
	September 30, 2020	September 30, 2020
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$7,780,219	$15,406,831
Dividend income	5,952	226,431
Other income	139,832	154,961
Total investment income from non-controlled, non-affiliated investments	7,926,003	15,788,223
Total Investment Income	7,926,003	15,788,223

Expenses:
Interest expense	1,535,483	3,049,936
Management fees	1,171,055	2,704,777
Professional fees	449,023	842,163
Offering costs	134,601	368,691
Directors fees	21,396	58,605
Initial organization	-	122,199
Other general and administrative expenses	335,380	681,515
Total Expenses	3,646,938	7,827,886
Less: Management fee waiver (Note 3)	(146,382)	(338,097)
Net expenses	3,500,556	7,489,789
Net Investment Income (Loss)	4,425,447	8,298,434

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses):
Non-controlled, non-affiliated investments	(1,692,439)	(1,089,875)
Total net realized gains (losses)	(1,692,439)	(1,089,875)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	12,666,184	6,592,701
Total net change in unrealized gains (losses)	12,666,184	6,592,701
Total realized and unrealized gains (losses)	10,973,745	5,502,826

Net Increase (Decrease) in Net Assets Resulting from Operations	$15,399,192	$13,801,260

Per Common Share Data:
Basic and diluted net investment income per common share	$0.36	$0.78
Basic and diluted net increase in net assets resulting from operations	$1.24	$1.29
Weighted Average Common Shares Outstanding - Basic and Diluted	12,373,456	10,669,852

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the Three Months Ended	For the Period January 23, 2020 (Commencement of Operations) through
	September 30, 2020	September 30, 2020
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$4,425,447	$8,298,434
Net realized gains (losses) on investments and foreign currency transactions	(1,692,439)	(1,089,875)
Net change in unrealized gains (losses) on investments, foreign currency translations, and foreign currency exchange contracts	12,666,184	6,592,701
Net Increase (Decrease) in Net Assets Resulting from Operations	15,399,192	13,801,260

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(3,325,960)	(3,814,568)
Net Decrease in Net Assets Resulting from Stockholder Distributions	(3,325,960)	(3,814,568)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	97,867	233,567,867
Reinvestment of distributions	1,986,953	2,272,498
Repurchase of common shares	-	-
Net Increase in Net Assets Resulting from Capital Share Transactions	2,084,820	235,840,365
Total Increase (Decrease) in Net Assets	14,158,052	245,827,057
Net Assets, Beginning of Period	231,670,505	1,500
Net Assets, End of Period	$245,828,557	$245,828,557

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statement of Cash Flows

(Unaudited)

For the Period January 23, 2020 (Commencement of Operations) through
September 30, 2020

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$13,801,260
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gains)/losses on investments	1,089,875
Net change in unrealized (gains)/losses on investments	(6,592,701)
Net accretion of discount on investments	(1,241,149)
Purchases of short-term investments	(548,089,893)
Purchases of portfolio investments	(785,864,108)
Proceeds from sale of short-term investments	511,328,612
Proceeds from sale of portfolio investments	169,183,002
Amortization of deferred financing cost	(258,707)
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in receivable for sales of investments	(32,530,708)
(Increase)/decrease in interest and dividends receivable	(1,456,198)
(Increase)/decrease in due from investment adviser	(146,385)
(Increase)/decrease in receivable for paydowns of investments	(57,340)
(Increase)/decrease in prepaid expenses and other assets	(134,601)
Increase/(decrease) in payable for investments purchased	73,864,582
Increase/(decrease) in management fees payable	1,171,078
Increase/(decrease) in accrued other general and administrative expenses	741,594
Net cash used in operating activities	(605,191,787)
Cash Flows from Financing Activities:
Borrowings on credit facility	375,209,507
Payments of debt issuance costs	(795,803)
Distributions paid in cash	(1,542,070)
Proceeds from issuance of common shares, net of change in subscriptions receivable of $0	233,567,867
Net cash provided by financing activities	606,439,501
Net increase in cash and cash equivalents	1,247,714
Cash and cash equivalents, beginning of period	1,500
Cash and cash equivalents, end of period	$1,249,214

Supplemental and Non-Cash Information:
Interest paid during the period	$2,842,223
Distributions declared during the period	$3,814,568
Reinvestment of distributions during the period	$2,272,498

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of September 30, 2020

(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Acquisition Date	Maturity Date	Principal / Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
Debt Investments
First Lien Senior Secured(2)
Acadia Healthcare Company, Inc. (4)(7)	Healthcare Providers and Services	2.65% (L + 2.50%)	4/24/2020	2/11/2022	4,471,235	$4,277,122	$4,443,289	1.8%
Achilles Acquisition, LLC (7)	Insurance	4.19% (L + 4.00%)	1/16/2020	10/3/2025	4,217,944	4,208,823	4,154,675	1.7%
Acrisure, LLC (7)	Insurance	3.65% (L + 3.50%)	1/31/2020	2/12/2027	4,975,000	4,964,179	4,818,636	2.0%
AI Convoy (Luxembourg) S.a.r.l. (7)	Aerospace and Defense	4.65% (L + 3.50%)	4/20/2020	1/29/2027	4,378,000	4,233,598	4,361,583	1.8%
Albany Molecular Research, Inc. (5)(7)	Healthcare Providers and Services	4.25% (L + 3.25%)	2/20/2020	8/28/2024	4,962,283	4,936,777	4,907,499	2.0%
Alera Group Intermediate Holdings, Inc. (5)(7)	Insurance	4.15% (L + 4.00%)	4/21/2020	8/1/2025	5,465,790	5,406,396	5,390,636	2.2%
AlixPartners, LLP (7)	Diversified Financial Services	2.66% (L + 2.50%)	4/28/2020	4/30/2024	2,481,972	2,417,534	2,426,910	1.0%
Alliant Holdings Intermediate, LLC (7)	Insurance	2.90% (L + 2.75%)	4/21/2020	5/9/2025	4,963,192	4,675,948	4,836,035	2.0%
Alphabet Holding Company, Inc. (7)	Food Products	3.65% (L + 3.50%)	4/21/2020	9/26/2024	2,979,527	2,840,999	2,905,575	1.2%
Alterra Mountain Company (7)	Hotels, Restaurants and Leisure	5.50% (L + 4.50%)	5/13/2020	8/31/2026	512,425	502,566	508,582	0.2%
Alterra Mountain Company (7)	Hotels, Restaurants and Leisure	2.90% (L + 2.75%)	4/21/2020	6/28/2024	2,984,655	2,822,464	2,890,131	1.2%
Altice France S.A. (7)	Media	4.15% (L + 4.00%)	4/22/2020	8/14/2026	3,982,272	3,817,921	3,883,054	1.6%
Amentum Government Services Holdings, LLC (7)	Construction and Engineering	3.65% (L + 3.50%)	4/21/2020	2/26/2027	4,488,750	4,215,359	4,445,748	1.8%
American Rock Salt Company, LLC (5)(7)	Metals and Mining	4.50% (L + 3.50%)	5/7/2020	3/21/2025	4,779,184	4,756,011	4,755,288	1.9%
AmWINS Group, Inc. (7)	Insurance	3.75% (L + 2.75%)	4/28/2020	2/28/2024	4,470,280	4,418,220	4,440,039	1.8%
Amynta Agency Borrower, Inc. (7)	Insurance	4.65% (L + 4.50%)	2/18/2020	2/28/2025	3,759,058	3,587,375	3,479,478	1.4%
Ancestry.com Operations, Inc. (7)	Leisure Products	4.40% (L + 4.25%)	4/22/2020	8/21/2026	2,984,853	2,803,763	2,985,376	1.2%
Ancestry.com Operations, Inc. (7)	Leisure Products	4.75% (L + 3.75%)	4/22/2020	10/19/2023	1,987,274	1,884,173	1,988,517	0.8%
APLP Holdings Limited Partnership (4)(7)	Independent Power and Renewable Electricity Producers	3.50% (L + 2.50%)	4/16/2020	4/13/2023	1,417,158	1,317,405	1,416,562	0.6%
Applovin Corporation (7)	Software	3.65% (L + 3.50%)	4/21/2020	8/15/2025	4,969,659	4,898,442	4,912,508	2.0%
Aristocrat International PTY, Ltd. (4)(7)	Hotels, Restaurants and Leisure	4.75% (L + 3.75%)	5/14/2020	10/31/2024	2,493,750	2,447,227	2,487,915	1.0%
Ascend Learning, LLC (7)	Diversified Consumer Services	4.00% (L + 3.00%)	4/27/2020	7/29/2024	3,929,744	3,755,558	3,887,990	1.6%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of September 30, 2020

(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Acquisition Date	Maturity Date	Principal / Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
AssuredPartners, Inc. (7)	Insurance	5.50% (L + 4.50%)	5/29/2020	2/12/2027	995,000	975,757	995,000	0.4%
AssuredPartners, Inc. (7)	Insurance	3.65% (L + 3.50%)	2/11/2020	2/12/2027	4,962,500	4,950,580	4,827,793	2.0%
Asurion, LLC (7)	Diversified Consumer Services	3.15% (L + 3.00%)	4/21/2020	8/4/2022	1,987,249	1,953,993	1,968,201	0.8%
athenahealth, Inc. (7)	Healthcare Providers and Services	4.75% (L + 4.50%)	4/21/2020	2/11/2026	3,972,279	3,936,768	3,927,591	1.6%
Avaya, Inc. (4)(7)	Diversified Telecommunication Services	4.40% (L + 4.25%)	4/20/2020	12/15/2024	1,560,941	1,486,170	1,555,337	0.6%
Avaya, Inc. (4)(7)	Diversified Telecommunication Services	4.40% (L + 4.25%)	7/28/2020	12/16/2024	1,939,059	1,759,315	1,897,253	0.8%
Azalea TopCo, Inc. (7)	Healthcare Providers and Services	3.76% (L + 3.50%)	4/21/2020	7/23/2026	3,972,418	3,925,761	3,835,886	1.6%
Barracuda Networks, Inc. (7)	IT Services	4.25% (L + 3.25%)	3/10/2020	1/10/2025	4,029,389	3,989,919	4,000,438	1.6%
Bass Pro Group, LLC (5)(7)	Specialty Retail	5.75% (L + 5.00%)	9/18/2020	9/25/2024	5,086,889	5,082,568	5,051,943	2.1%
Bausch Health Companies, Inc. (4)	Pharmaceuticals	3.15% (L + 3.00%)	4/21/2020	6/30/2025	4,142,303	3,956,787	4,068,094	1.7%
BCP Renaissance Parent L.L.C. (7)	Oil, Gas and Consumable Fuels	4.50% (L + 3.50%)	8/18/2020	10/31/2024	2,493,377	2,313,698	2,322,743	0.9%
Belfor Holdings, Inc. (7)	Commercial Services and Supplies	4.15% (L + 4.00%)	4/15/2020	3/31/2026	2,983,649	2,847,086	2,987,379	1.2%
Blackstone CQP Holdco LP (7)	Energy Equipment and Services	3.73% (L + 3.50%)	2/28/2020	6/7/2024	1,984,925	1,944,958	1,946,219	0.8%
Boxer Parent Company, Inc. (7)	Software	4.40% (L + 4.25%)	4/27/2020	9/1/2025	3,402,902	2,996,935	3,312,028	1.3%
Brookfield Property REIT, Inc. (7)	Real Estate Investment Trusts (REITs)	2.65% (L + 2.50%)	4/21/2020	5/4/2025	2,150,187	1,763,918	1,756,240	0.7%
Brookfield WEC Holdings, Inc. (7)	Commercial Services and Supplies	3.75% (L + 3.00%)	4/27/2020	8/1/2025	4,467,165	4,398,426	4,365,046	1.8%
Builders FirstSource, Inc. (4)(7)	Building Products	4.00% (L + 3.00%)	4/16/2020	2/29/2024	3,000,000	2,892,016	2,964,690	1.2%
Buzz Merger Sub, Ltd. (7)	Leisure Products	2.90% (L + 2.75%)	4/21/2020	1/22/2027	3,482,500	3,393,189	3,417,203	1.4%
Caesars Resort Collection, LLC (4)(7)	Hotels, Restaurants and Leisure	4.65% (L + 4.50%)	6/19/2020	7/31/2025	3,000,000	2,911,793	2,912,085	1.2%
Camelot U.S. Acquisition 1 Co. (4)(7)	Professional Services	3.15% (L + 3.00%)	4/21/2020	10/28/2026	3,979,950	3,908,504	3,912,171	1.6%
Change Healthcare Holdings, Inc. (4)(7)	Healthcare Providers and Services	3.50% (L + 2.50%)	4/27/2020	3/1/2024	2,467,177	2,352,895	2,419,190	1.0%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of September 30, 2020

(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Acquisition Date	Maturity Date	Principal / Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
CHG Healthcare Services, Inc. (7)	Healthcare Providers and Services	4.00% (L + 3.00%)	4/27/2020	6/7/2023	2,975,652	2,627,924	2,931,285	1.2%
Cincinnati Bell, Inc. (4)(5)(7)	Media	4.25% (L + 3.25%)	4/16/2020	10/2/2024	3,975,917	3,815,933	3,980,907	1.6%
Citadel Securities LP (7)	Diversified Financial Services	2.90% (L + 2.75%)	4/27/2020	2/6/2026	4,064,524	3,755,464	4,046,762	1.6%
Consolidated Communications, Inc. (4)(5)(7)	Diversified Telecommunication Services	5.75% (L + 4.75%)	9/18/2020	9/15/2027	2,000,000	1,970,000	1,983,750	0.8%
Creative Artists Agency, LLC (7)	Media	3.90% (L + 3.75%)	3/2/2020	11/20/2026	1,985,000	1,985,000	1,913,292	0.8%
Crestwood Holdings, LLC	Oil, Gas and Consumable Fuels	7.66% (L + 7.50%)	6/5/2020	2/28/2023	492,828	337,174	323,911	0.1%
CTOS, LLC (7)	Commercial Services and Supplies	4.40% (L + 4.25%)	3/2/2020	4/18/2025	4,604,651	4,595,794	4,572,994	1.9%
Datto, Inc. (7)	Software	4.40% (L + 4.25%)	5/8/2020	4/2/2026	3,979,849	3,830,626	3,987,311	1.6%
DCert Buyer, Inc. (5)(7)	Software	4.15% (L + 4.00%)	2/28/2020	8/7/2026	4,975,000	4,966,548	4,924,479	2.0%
Deerfield Dakota Holding, LLC (7)	Diversified Financial Services	4.75% (L + 3.75%)	4/22/2020	2/25/2027	4,987,500	4,911,539	4,968,797	2.0%
Delek US Holdings, Inc. (4)(7)	Oil, Gas and Consumable Fuels	6.50% (L + 5.50%)	5/18/2020	3/31/2025	2,388,000	2,230,226	2,341,733	1.0%
Dun & Bradstreet Corporation, The (7)	Professional Services	3.89% (L + 3.75%)	4/21/2020	3/31/2026	4,975,000	4,905,906	4,932,713	2.0%
EAB Global, Inc. (7)	Professional Services	4.75% (L + 3.75%)	5/1/2020	9/27/2024	2,982,162	2,895,345	2,862,876	1.2%
ECi Macola/MAX Holding, LLC (5)(7)	Software	4.00% (L + 3.75%)	9/17/2020	9/30/2027	6,000,000	5,970,000	5,960,640	2.4%
EFS Cogen Holdings I, LLC (7)	Independent Power and Renewable Electricity Producers	4.25% (L + 3.25%)	4/28/2020	6/22/2023	3,290,343	3,274,556	3,288,813	1.3%
EFS Cogen Holdings I, LLC (5)(7)	Independent Power and Renewable Electricity Producers	4.50% (L + 3.50%)	9/24/2020	9/24/2027	3,000,000	2,985,000	2,994,750	1.2%
Endo Luxembourg Finance Company I S.a.r.l. (4)(7)	Pharmaceuticals	5.00% (L + 4.25%)	5/20/2020	4/29/2024	2,487,147	2,321,150	2,378,782	1.0%
Ensemble RCM, LLC (7)	Healthcare Providers and Services	4.01% (L + 3.75%)	4/22/2020	7/24/2026	3,816,724	3,710,030	3,781,724	1.5%
Epicor Software Corporation (7)	Software	5.25% (L + 4.25%)	7/23/2020	7/30/2027	4,000,000	3,926,308	3,998,620	1.6%
Everi Payments, Inc. (4)	Professional Services	11.50% (L + 10.50%)	4/14/2020	5/9/2024	349,125	342,685	357,853	0.1%
Everi Payments, Inc. (4)(7)	Professional Services	3.75% (L + 2.75%)	4/9/2020	5/1/2024	1,000,000	872,166	969,285	0.4%
Evertec Group, LLC (4)(7)	Professional Services	3.65% (L + 3.50%)	4/23/2020	12/31/2024	2,436,883	2,342,971	2,433,837	1.0%
Exact Merger Sub, LLC (7)	Software	5.25% (L + 4.25%)	6/18/2020	9/27/2024	3,624,547	3,593,913	3,607,566	1.5%
Exgen Renewables IV, LLC (7)	Independent Power and Renewable Electricity Producers	4.00% (L + 3.00%)	4/21/2020	11/15/2024	4,455,738	4,391,979	4,457,141	1.8%
Flexera Software, LLC (7)	Software	4.25% (L + 3.25%)	4/21/2020	2/26/2025	4,523,617	4,447,616	4,501,700	1.8%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of September 30, 2020

(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Acquisition Date	Maturity Date	Principal / Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
Garda World Security Corporation (7)	Diversified Consumer Services	4.90% (L + 4.75%)	4/21/2020	10/23/2026	5,000,000	4,843,059	4,983,125	2.0%
Getty Images, Inc. (7)	Media	4.69% (L + 4.50%)	1/28/2020	2/13/2026	1,963,481	1,961,326	1,841,745	0.7%
GFL Environmental, Inc. (4)(7)	Commercial Services and Supplies	4.00% (L + 3.00%)	4/27/2020	5/9/2025	4,108,802	3,954,991	4,096,989	1.7%
Global Medical Response, Inc. (aka Air Medical) (5)(7)	Healthcare Providers and Services	4.25% (L + 3.25%)	8/27/2020	4/28/2022	4,500,000	4,410,000	4,407,188	1.8%
Global Medical Response, Inc. (7)	Healthcare Providers and Services	4.25% (L + 3.25%)	6/12/2020	4/28/2022	2,996,164	2,950,396	2,993,362	1.2%
Guggenheim Partners Investment Management Holdings, LLC (7)	Diversified Financial Services	3.50% (L + 2.75%)	2/28/2020	7/21/2023	1,487,139	1,478,644	1,480,328	0.6%
Guidehouse LLP (5)(7)	Professional Services	4.65% (L + 4.50%)	4/15/2020	3/14/2025	4,035,288	3,960,388	4,005,043	1.6%
Hamilton Projects Acquiror, LLC (7)	Electric Utilities	5.75% (L + 4.75%)	6/12/2020	6/11/2027	3,471,300	3,411,068	3,469,130	1.4%
Harbor Freight Tools USA, Inc. (7)	Specialty Retail	3.25% (L + 2.50%)	4/27/2020	8/18/2023	2,487,202	2,358,257	2,455,913	1.0%
Helix Gen Funding, LLC (5)(7)	Independent Power and Renewable Electricity Producers	4.75% (L + 3.75%)	3/4/2020	3/8/2024	4,419,559	4,363,798	4,386,699	1.8%
Help/Systems Holdings, Inc. (5)(7)	Software	5.75% (L + 4.75%)	9/15/2020	11/19/2026	4,987,469	4,937,594	4,956,322	2.0%
HIG Finance 2 Limited (7)	Insurance	4.50% (L + 3.50%)	4/22/2020	12/13/2024	3,973,195	3,919,049	3,956,924	1.6%
Hostess Brands, LLC (4)(7)	Food Products	3.00% (L + 2.25%)	4/20/2020	8/1/2025	1,441,848	1,324,196	1,422,023	0.6%
HUB International Limited (7)	Insurance	5.00% (L + 4.00%)	4/27/2020	4/25/2025	1,989,975	1,925,543	1,988,423	0.8%
Hyland Software, Inc. (5)(7)	Software	4.00% (L + 3.25%)	9/25/2020	7/1/2024	3,000,000	2,988,750	2,991,870	1.2%
ICH US Intermediate Holdings II, Inc. (7)	Healthcare Providers and Services	6.75% (L + 5.75%)	4/21/2020	10/30/2026	4,836,867	4,709,680	4,830,821	2.0%
Idera, Inc. (7)	Software	5.00% (L + 4.00%)	4/23/2020	6/28/2024	4,467,947	4,426,668	4,421,413	1.8%
Infoblox, Inc. (7)	IT Services	4.65% (L + 4.50%)	4/15/2020	11/7/2023	2,569,970	2,469,874	2,576,395	1.0%
Informatica, LLC (7)	Software	3.40% (L + 3.25%)	4/21/2020	2/15/2027	3,980,000	3,936,769	3,906,629	1.6%
Inmar, Inc. (7)	Professional Services	5.00% (L + 4.00%)	1/24/2020	5/1/2024	2,976,923	2,944,619	2,834,448	1.2%
Iridium Satellite, LLC (4)(7)	Diversified Telecommunication Services	4.75% (L + 3.75%)	4/27/2020	10/18/2026	4,728,744	4,701,500	4,726,214	1.9%
Ivanti Software, Inc. (7)	IT Services	5.25% (L + 4.25%)	2/26/2020	1/22/2024	3,980,558	3,929,916	3,964,795	1.6%
Jane Street Group, LLC (7)	Diversified Financial Services	3.15% (L + 3.00%)	4/22/2020	1/31/2025	1,473,781	1,449,899	1,465,956	0.6%
Kestrel Acquisition, LLC (7)	Independent Power and Renewable Electricity Producers	5.25% (L + 4.25%)	2/25/2020	5/2/2025	1,984,772	1,786,317	1,768,431	0.7%
Klockner-Pentaplast of America, Inc. (4)(5)(7)	Containers and Packaging	5.25% (L + 4.25%)	9/10/2020	6/30/2022	3,740,360	3,693,605	3,643,746	1.5%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of September 30, 2020

(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Acquisition Date	Maturity Date	Principal / Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
LCPR Loan Financing, LLC (7)	Diversified Telecommunication Services	5.15% (L + 5.00%)	4/27/2020	10/22/2026	4,000,000	3,939,010	4,001,680	1.6%
LifePoint Health, Inc. (7)	Healthcare Providers and Services	3.90% (L + 3.75%)	4/16/2020	11/14/2025	3,500,000	3,483,468	3,407,390	1.4%
Lighthouse Network, LLC (4)(7)	Professional Services	5.50% (L + 4.50%)	7/29/2020	12/2/2024	2,606,371	2,599,990	2,597,679	1.1%
Lightstone Holdco, LLC	Independent Power and Renewable Electricity Producers	4.75% (L + 3.75%)	4/24/2020	1/30/2024	1,609,237	1,267,760	1,397,099	0.6%
Lightstone Holdco, LLC	Independent Power and Renewable Electricity Producers	4.75% (L + 3.75%)	4/24/2020	1/30/2024	90,763	71,504	78,799	0.0%
Limetree Bay Terminals, LLC (5)(7)	Oil, Gas and Consumable Fuels	4.15% (L + 4.00%)	5/14/2020	2/15/2024	2,290,716	2,016,272	2,150,410	0.9%
Lions Gate Capital Holdings, LLC (4)(7)	Media	2.40% (L + 2.25%)	4/15/2020	3/19/2025	1,987,048	1,869,524	1,922,469	0.8%
LogMeIn, Inc. (7)	IT Services	4.91% (L + 4.75%)	8/14/2020	8/31/2027	3,500,000	3,413,465	3,389,540	1.4%
Mauser Packaging Solutions Holding Company (7)	Containers and Packaging	3.52% (L + 3.25%)	4/13/2020	4/3/2024	1,492,288	1,361,605	1,406,175	0.6%
McAfee, LLC (7)	IT Services	3.90% (L + 3.75%)	4/21/2020	9/30/2024	3,972,139	3,955,897	3,950,630	1.6%
Meredith Corporation (4)(7)	Media	5.25% (L + 4.25%)	6/25/2020	1/31/2025	3,491,250	3,357,539	3,450,525	1.4%
MH Sub I, LLC (Micro Holding Corp.) (7)	IT Services	3.65% (L + 3.50%)	4/3/2020	9/13/2024	1,982,110	1,977,424	1,934,044	0.8%
Michaels Stores, Inc. (4)(5)(7)	Specialty Retail	3.50% (L + 2.50%)	9/2/2020	1/30/2023	1,000,000	985,000	977,500	0.4%
Michaels Stores, Inc. (4)(5)(7)	Specialty Retail	3.50% (L + 2.50%)	6/3/2020	1/30/2023	1,997,140	1,879,897	1,995,642	0.8%
Milano Acquisition Corporation (5)(7)	Health Care Technology	4.75% (L + 4.00%)	8/17/2020	8/17/2027	3,500,000	3,465,000	3,471,563	1.4%
Minotaur Acquisition, Inc. (7)	Diversified Financial Services	5.15% (L + 5.00%)	2/13/2020	3/27/2026	5,138,485	5,136,832	4,915,834	2.0%
Mitchell International, Inc. (7)	Software	4.75% (L + 4.25%)	7/31/2020	11/29/2024	3,250,000	3,129,380	3,195,173	1.3%
Mohegan Tribal Gaming	Hotels, Restaurants and Leisure	7.38% (L + 6.38%)	1/24/2020	9/30/2023	1,480,174	1,473,694	1,327,220	0.5%
MPH Acquisition Holdings, LLC (7)	Healthcare Providers and Services	3.75% (L + 2.75%)	4/21/2020	5/25/2023	3,000,000	2,837,499	2,957,685	1.2%
National Mentor Holdings, Inc. (7)	Healthcare Providers and Services	4.41% (L + 4.25%)	4/27/2020	2/5/2026	3,800,023	3,766,290	3,754,100	1.5%
National Mentor Holdings, Inc. (7)	Healthcare Providers and Services	4.41% (L + 4.25%)	4/27/2020	2/5/2026	173,458	171,917	171,362	0.1%
Navicure, Inc. (7)	Health Care Technology	4.75% (L + 4.00%)	9/15/2020	10/22/2026	2,712,500	2,705,725	2,695,547	1.1%
New Arclin US Holding Corp. (7)	Chemicals	4.50% (L + 3.50%)	8/25/2020	2/14/2024	1,994,763	1,970,032	1,972,321	0.8%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of September 30, 2020

(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Acquisition Date	Maturity Date	Principal / Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
Newport Group Holdings II, Inc. (7)	Diversified Financial Services	3.72% (L + 3.50%)	8/25/2020	9/12/2025	2,992,366	2,903,605	2,883,893	1.2%
Nexus Buyer, LLC (7)	Professional Services	3.90% (L + 3.75%)	5/1/2020	10/30/2026	4,058,911	3,961,836	4,043,264	1.6%
Nielsen Finance, LLC (4)(7)	Media	4.75% (L + 3.75%)	5/7/2020	6/6/2025	1,496,250	1,480,210	1,498,494	0.6%
NorthRiver Midstream Finance LP (7)	Energy Equipment and Services	3.55% (L + 3.25%)	2/28/2020	10/31/2025	2,481,013	2,457,961	2,407,934	1.0%
Option Care Health, Inc. (7)	Healthcare Providers and Services	4.65% (L + 4.50%)	5/11/2020	5/29/2026	5,102,364	4,905,906	5,068,357	2.1%
Oregon Clean Energy, LLC (5)(7)	Independent Power and Renewable Electricity Producers	4.75% (L + 3.75%)	3/19/2020	3/2/2026	5,104,164	4,962,930	5,078,643	2.1%
Pathway Vet Alliance, LLC (7)	Healthcare Providers and Services	4.00%	6/23/2020	3/31/2027	193,895	(3,575)	(2,593)	0.0%
Pathway Vet Alliance, LLC (7)	Healthcare Providers and Services	4.15% (L + 4.00%)	6/23/2020	3/31/2027	3,225,007	3,160,627	3,181,873	1.3%
PCI Gaming Authority (7)	Hotels, Restaurants and Leisure	2.65% (L + 2.50%)	4/27/2020	5/15/2026	2,756,538	2,609,389	2,686,853	1.1%
Petco Animal Supplies, Inc.	Specialty Retail	4.25% (L + 3.25%)	6/17/2020	1/26/2023	1,496,084	1,213,391	1,382,007	0.6%
PetVet Care Centers, LLC (7)	Healthcare Providers and Services	5.25% (L + 4.25%)	8/14/2020	2/15/2025	3,491,184	3,482,632	3,495,548	1.4%
Phoenix Guarantor, Inc. (7)	Healthcare Providers and Services	3.40% (L + 3.25%)	4/24/2020	3/5/2026	4,969,962	4,856,898	4,858,138	2.0%
Pike Corporation (7)	Construction and Engineering	3.15% (L + 3.00%)	8/19/2020	7/24/2026	2,000,000	1,990,084	1,989,580	0.8%
Playtika Holding Corp. (5)(7)	Hotels, Restaurants and Leisure	7.00% (L + 6.00%)	4/22/2020	12/31/2024	8,773,401	8,814,690	8,797,562	3.6%
PODS, LLC (7)	Building Products	3.75% (L + 2.75%)	4/3/2020	12/6/2024	1,956,928	1,952,479	1,921,058	0.8%
PowerTeam Services, LLC (7)	Construction and Engineering	4.25% (L + 3.25%)	4/16/2020	3/6/2025	2,000,000	1,911,426	1,953,760	0.8%
Pre-Paid Legal Services, Inc. (5)(7)	Diversified Consumer Services	4.25% (L + 4.00%)	9/11/2020	5/1/2025	1,500,000	1,477,500	1,488,750	0.6%
Pre-Paid Legal Services, Inc. (7)	Diversified Consumer Services	3.40% (L + 3.25%)	4/8/2020	5/1/2025	1,638,513	1,589,936	1,587,989	0.6%
Presidio Holdings, Inc. (7)	Professional Services	3.77% (L + 3.50%)	4/21/2020	1/31/2027	2,394,000	2,356,993	2,368,576	1.0%
Prime Security Services Borrower, LLC (4)(7)	Diversified Consumer Services	4.25% (L + 3.25%)	4/20/2020	9/14/2026	1,989,950	1,942,496	1,975,025	0.8%
Project Alpha Intermediate Holding, Inc. (7)	Software	4.50% (L + 3.50%)	4/22/2020	4/19/2024	3,971,782	3,936,138	3,914,687	1.6%
ProQuest, LLC (7)	Internet and Direct Marketing Retail	3.65% (L + 3.50%)	4/22/2020	10/16/2026	3,310,911	3,254,633	3,280,699	1.3%
Quest Software US Holdings, Inc. (7)	Software	4.51% (L + 4.25%)	2/5/2020	5/16/2025	2,984,810	2,984,810	2,931,337	1.2%
Rackspace Hosting, Inc. (7)	Technology Hardware, Storage and Peripherals	4.00% (L + 3.00%)	4/21/2020	11/3/2023	2,984,576	2,865,879	2,936,091	1.2%
Radiate Holdco, LLC (5)(7)	Media	4.25% (L + 3.50%)	9/25/2020	9/11/2026	5,121,868	5,067,440	5,043,273	2.1%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of September 30, 2020

(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Acquisition Date	Maturity Date	Principal / Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
Radiology Partners, Inc. (7)	Healthcare Providers and Services	5.99% (L + 4.25%)	3/10/2020	7/9/2025	3,500,000	3,487,831	3,367,875	1.4%
Redstone Buyer, LLC (5)(7)	Software	6.00% (L + 5.00%)	7/1/2020	9/1/2027	4,999,000	4,967,140	4,986,503	2.0%
Renaissance Holding Corp. (7)	Diversified Consumer Services	3.40% (L + 3.25%)	3/4/2020	7/31/2025	1,984,772	1,947,512	1,919,443	0.8%
Reynolds Group Holdings, Inc. (7)	Industrial Conglomerates	2.91% (L + 2.75%)	4/17/2020	2/3/2023	2,023,275	1,976,398	2,003,427	0.8%
RP Crown Parent, LLC (7)	Software	4.00% (L + 3.00%)	7/30/2020	2/2/2026	3,395,366	3,358,723	3,363,535	1.4%
Ryan Specialty Group, LLC (7)	Insurance	4.00% (L + 3.25%)	7/23/2020	9/1/2027	2,000,000	1,985,155	1,985,010	0.8%
Sabert Corporation (7)	Containers and Packaging	5.50% (L + 4.50%)	4/21/2020	11/26/2026	4,982,494	4,971,104	4,916,077	2.0%
Samsonite International S.A. (4)(7)	Textiles, Apparel and Luxury Goods	5.50% (L + 4.50%)	5/1/2020	4/25/2025	1,795,500	1,745,548	1,757,346	0.7%
Scientific Games International, Inc. (4)(7)	Leisure Products	3.61% (L + 2.75%)	4/15/2020	8/14/2024	1,989,796	1,749,497	1,877,313	0.8%
SCIH Salt Holdings, Inc. (5)(7)	Metals and Mining	5.50% (L + 4.50%)	4/22/2020	3/3/2027	3,990,000	3,922,376	3,993,751	1.6%
Select Medical Corporation (4)(7)	Healthcare Providers and Services	2.78% (L + 2.50%)	4/20/2020	3/6/2025	3,500,000	3,350,878	3,419,063	1.4%
Shearer’s Foods, LLC (7)	Food Products	4.75% (L + 4.00%)	9/15/2020	9/23/2027	1,712,500	1,699,685	1,703,946	0.7%
SolarWinds Holdings, Inc. (4)(7)	Software	2.90% (L + 2.75%)	4/28/2020	2/28/2024	2,980,848	2,755,714	2,931,902	1.2%
Sophia, L.P. (5)(7)	Software	4.00% (L + 3.75%)	9/23/2020	10/6/2027	5,000,000	4,962,500	4,975,000	2.0%
Sophia, L.P. (7)	Software	4.25% (L + 3.25%)	4/13/2020	9/30/2022	3,000,000	2,970,526	2,991,255	1.2%
Sotera Health Holdings, LLC (5)(7)	Healthcare Equipment and Supplies	5.50% (L + 4.50%)	4/22/2020	11/20/2026	4,981,234	4,962,849	4,966,714	2.0%
Stars Group Holdings B.V. (4)(7)	Leisure Products	3.72% (L + 3.50%)	4/21/2020	7/31/2025	3,335,203	3,314,483	3,333,236	1.4%
Surf Holdings, LLC (7)	Software	3.75% (L + 3.50%)	4/16/2020	1/15/2027	1,995,000	1,886,458	1,957,235	0.8%
Surgery Center Holdings, Inc. (4)	Healthcare Providers and Services	9.00% (L + 8.00%)	4/17/2020	8/16/2024	1,990,000	1,953,168	2,021,094	0.8%
Syncsort Incorporated (7)	Software	7.00% (L + 6.00%)	4/13/2020	8/16/2024	4,273,203	4,110,402	4,230,471	1.7%
Talen Energy Supply, LLC (7)	Independent Power and Renewable Electricity Producers	3.90% (L + 3.75%)	4/14/2020	6/26/2026	3,866,834	3,629,348	3,829,771	1.6%
Tecostar Holdings, Inc. (7)	Healthcare Equipment and Supplies	4.68% (L + 3.50%)	2/25/2020	5/1/2024	2,976,842	2,964,062	2,918,243	1.2%
The Edelman Financial Center, LLC (7)	Diversified Financial Services	3.14% (L + 3.00%)	4/14/2020	6/26/2025	1,989,873	1,879,584	1,926,605	0.8%
TIBCO Software, Inc. (7)	Software	3.90% (L + 3.75%)	3/5/2020	6/30/2026	2,992,500	2,983,805	2,928,909	1.2%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of September 30, 2020

(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Acquisition Date	Maturity Date	Principal / Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
T-Mobile USA, Inc. (4)(7)	Diversified Telecommunication Services	3.15% (L + 3.00%)	4/28/2020	4/1/2027	3,491,250	3,441,322	3,492,804	1.4%
Tosca Services, LLC (7)	Containers and Packaging	5.25% (L + 4.25%)	7/31/2020	8/18/2027	3,000,000	2,985,477	3,004,695	1.2%
Traverse Midstream Partners, LLC (7)	Oil, Gas and Consumable Fuels	5.00% (L + 4.00%)	8/20/2020	9/27/2024	2,969,697	2,707,473	2,748,826	1.1%
Tronox Finance, LLC (4)(7)	Chemicals	3.22% (L + 3.00%)	4/17/2020	9/14/2024	2,000,000	1,962,871	1,973,220	0.8%
U.S. Renal Care, Inc. (7)	Healthcare Providers and Services	5.15% (L + 5.00%)	4/24/2020	6/26/2026	3,979,900	3,778,672	3,888,859	1.6%
U.S.I., Inc. (7)	Insurance	4.22% (L + 4.00%)	4/23/2020	12/2/2026	4,984,937	4,912,937	4,949,096	2.0%
UGI Energy Services, LLC (7)	Oil, Gas and Consumable Fuels	3.90% (L + 3.75%)	4/27/2020	8/7/2026	994,962	918,338	992,475	0.4%
Ultimate Software Group, Inc., The (7)	Software	3.90% (L + 3.75%)	4/21/2020	4/8/2026	4,467,412	4,444,037	4,437,012	1.8%
Ultimate Software Group, The (7)	Software	4.75% (L + 4.00%)	6/18/2020	5/31/2026	1,000,000	985,495	999,005	0.4%
Univision Communications, Inc. (7)	Media	4.75% (L + 3.75%)	6/15/2020	3/13/2026	4,207,813	4,064,131	4,107,520	1.7%
USIC Holdings, Inc. (7)	Construction and Engineering	4.25% (L + 3.25%)	2/26/2020	12/8/2023	1,985,049	1,976,432	1,958,162	0.8%
Venator Materials, LLC (4)(7)	Chemicals	3.15% (L + 3.00%)	4/17/2020	6/28/2024	1,989,744	1,807,738	1,932,538	0.8%
VeriFone Systems, Inc. (7)	Commercial Services and Supplies	4.25% (L + 4.00%)	3/4/2020	8/20/2025	497,468	474,468	447,254	0.2%
Verscend Holding Corp. (7)	Health Care Technology	4.65% (L + 4.50%)	3/6/2020	8/27/2025	4,173,137	4,142,325	4,145,490	1.7%
Vertiv Group Corporation (4)(7)	Electrical Equipment	3.16% (L + 3.00%)	4/17/2020	3/31/2027	2,985,000	2,899,910	2,948,434	1.2%
VFH Parent, LLC (4)(7)	Capital Markets	3.15% (L + 3.00%)	4/21/2020	6/1/2026	2,532,966	2,356,579	2,519,124	1.0%
VM Consolidated, Inc. (4)(7)	Transportation Infrastructure	3.56% (L + 3.25%)	2/28/2020	2/28/2025	970,369	963,522	952,174	0.4%
VS Buyer, LLC (7)	Software	3.40% (L + 3.25%)	4/21/2020	3/31/2027	3,980,000	3,884,362	3,930,250	1.6%
WaterBridge Midstream Operating, LLC (7)	Energy Equipment and Services	6.75% (L + 5.75%)	2/20/2020	6/22/2026	987,481	968,574	828,077	0.3%
WebMD Health Corp. (7)	Interactive Media and Services	4.75% (L + 3.75%)	6/11/2020	9/13/2024	2,992,500	2,946,407	2,965,373	1.2%
Wellpath Holdings, Inc. (7)	Healthcare Providers and Services	5.76% (L + 5.50%)	2/21/2020	10/1/2025	3,969,697	3,906,761	3,712,302	1.5%
Wink Holdco, Inc. (7)	Healthcare Providers and Services	4.00% (L + 3.00%)	2/28/2020	11/1/2024	2,977,041	2,929,618	2,972,947	1.2%
Xplornet Communications, Inc. (7)	Wireless Telecommunication Services	4.90% (L + 4.75%)	5/29/2020	5/31/2027	3,491,250	3,322,496	3,438,899	1.4%
Zelis Cost Management Buyer, Inc. (7)	Health Care Technology	4.90% (L + 4.75%)	3/10/2020	10/30/2026	4,853,350	4,843,227	4,825,613	2.0%
Total First Lien Senior Secured					596,983,620	$580,899,611	$587,209,067	239.1%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of September 30, 2020

(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Acquisition Date	Maturity Date	Principal / Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
Second Lien Senior Secured(2)
Alphabet Holding Company, Inc.	Food Products	7.90% (L + 7.75%)	6/23/2020	9/26/2025	2,050,000	1,914,713	1,988,500	0.8%
Aptean, Inc.	Software	8.65% (L + 8.50%)	8/20/2020	4/23/2027	1,400,000	1,332,861	1,319,500	0.5%
Asurion Corporation	Diversified Consumer Services	6.65% (L + 6.50%)	3/31/2020	7/14/2025	2,939,394	2,893,375	2,950,108	1.2%
ECi Macola/MAX Holding, LLC	Software	9.00% (L + 8.00%)	1/30/2020	9/19/2025	712,500	707,386	710,273	0.3%
Epicor Software Corporation (7)	Software	8.75% (L + 7.75%)	7/23/2020	7/31/2028	1,000,000	985,043	1,031,250	0.4%
Froneri International Limited	Food Products	5.90% (L + 5.75%)	1/30/2020	1/28/2028	1,000,000	1,013,025	997,500	0.4%
Informatica, LLC (7)	Software	7.13%	2/14/2020	2/14/2025	1,000,000	995,329	1,018,335	0.4%
Ivanti Software, Inc.	IT Services	10.00% (L + 9.00%)	6/3/2020	1/20/2025	1,235,578	1,202,206	1,200,574	0.5%
McAfee, LLC	IT Services	9.50% (L + 8.50%)	4/8/2020	10/31/2025	400,000	377,433	404,250	0.2%
Mitchell International, Inc.	Software	7.40% (L + 7.25%)	7/1/2020	12/1/2025	447,667	414,600	426,626	0.2%
New Arclin US Holding Corp. (5)	Chemicals	9.75% (L + 8.75%)	9/14/2020	2/14/2025	1,506,297	1,430,982	1,415,919	0.6%
PowerTeam Services, LLC (5)	Construction and Engineering	8.25% (L + 7.25%)	5/12/2020	3/6/2026	2,460,000	2,144,598	2,197,604	0.9%
Quest Software US Holdings, Inc.	Software	8.51% (L + 8.25%)	2/21/2020	5/18/2026	1,597,000	1,578,240	1,501,979	0.6%
Renaissance Holding Corp.	Diversified Consumer Services	7.15% (L + 7.00%)	1/30/2020	5/25/2026	1,567,652	1,544,984	1,508,081	0.6%
SK Invictus Intermediate II S.a.r.l. (5)(7)	Software	6.90% (L + 6.75%)	8/27/2020	3/30/2026	1,000,000	850,000	938,130	0.4%
TIBCO Software, Inc.	Software	7.40% (L + 7.25%)	5/27/2020	2/28/2028	1,500,000	1,488,982	1,476,563	0.6%
Ultimate Software Group, The	Software	7.50% (L + 6.75%)	6/18/2020	5/31/2027	250,000	247,579	255,418	0.1%
Total Second Lien Senior Secured					22,066,088	21,121,336	21,340,610	8.7%

Corporate Bonds
At Home Holding III, Inc. (4)(5)	Specialty Retail	8.75%	9/30/2020	9/1/2025	1,863,000	1,912,216	1,937,520	0.8%
Total Corporate Bonds					1,863,000	1,912,216	1,937,520	0.8%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of September 30, 2020

(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Acquisition Date	Maturity Date	Principal / Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
Collateralized Securities and Structured Products - Debt(2)
Babson CLO, Ltd. 2019-3A (4)	Structured Note	7.92% (L + 6.78%)	8/11/2020	4/20/2031	1,500,000	1,370,365	1,405,493	0.6%
Barings CLO 2013-IA Class FR (4)	Structured Note	7.02% (L + 6.75%)	1/24/2020	1/20/2028	2,000,000	1,906,188	1,608,194	0.7%
Beechwood Park CLO, Ltd. (4)	Structured Note	7.77% (L + 7.50%)	7/27/2020	1/17/2033	1,750,000	1,698,238	1,701,917	0.7%
Eaton Vance CLO 2019-1, Ltd. (4)	Structured Note	7.03% (L + 6.75%)	9/1/2020	4/15/2031	1,500,000	1,470,217	1,488,900	0.6%
HPS Loan Management Series 15A-19 (4)	Structured Note	7.70% (L + 6.50%)	8/26/2020	7/22/2032	1,500,000	1,398,798	1,403,073	0.6%
MAGNE 2015-16A DR (4)	Structured Note	2.42% (L + 2.15%)	4/2/2020	1/18/2028	1,000,000	826,583	951,606	0.4%
Magnetite CLO, Ltd. 2015-16A (4)	Structured Note	6.77% (L + 6.50%)	8/11/2020	1/18/2028	1,000,000	771,698	769,731	0.3%
Magnetite 2014-14RA Class F (4)	Structured Note	8.20% (L + 7.93%)	1/24/2020	10/18/2031	1,500,000	1,446,995	1,163,599	0.5%
NBCLO 2016-1A CR (4)	Structured Note	3.24% (L + 3.00%)	4/6/2020	12/21/2029	500,000	378,832	481,669	0.2%
RSRVA 2016-3A DR (4)	Structured Note	5.85% (L + 3.45%)	4/2/2020	10/18/2028	1,000,000	824,386	978,680	0.4%
TFLAT 2018-1A D (4)	Structured Note	3.97% (L + 3.70%)	4/2/2020	1/29/2032	1,000,000	807,052	985,022	0.4%
Total Collateralized Securities and Structured Products - Debt					14,250,000	12,899,352	12,937,884	5.4%
Total Debt Investments					635,162,708	$616,832,515	$623,425,081	254.0%

					Number of		Fair	Percentage
					Shares	Cost	Value	of Net Assets
Short Term Investments
Fidelity Investments Money Market Government Portfolio - Institutional Class					36,761,281	36,761,281	36,761,281	1.0%
Total Short Term Investments					36,761,281	$36,761,281	$36,761,281	15.0%

Total Investments						$653,593,796	$660,186,362	269.0%
Liabilities in Excess of Other Assets							(414,357,805)	(169.0)%
Net Assets							$245,828,557	100.0%

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

(2)	Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.

(3)	As of September 30, 2020, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.

(4)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2020, 16.5% of the Company’s total assets were in non-qualifying investments.

(5)	Investments or a portion of investments are unsettled as of September 30, 2020.

(6)	As of September 30, 2020, the tax cost of the Company’s investments approximates their amortized cost.

(7)	Security or portion thereof held within Palmer Square BDC Funding I, LLC (“PS BDC Funding”) and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Bank of America, N.A. (“BofA N.A.”) (see Note 6 to the consolidated financial statements).

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Organization

Organization

Palmer Square Capital BDC Inc. (the “Company”) is a financial services company that primarily lends to and invests in corporate debt securities of privately held companies, including small to large private U.S. companies. The Company was organized as a Maryland corporation on August 26, 2019 and is structured as an externally managed, non-diversified closed-end management investment company. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and, beginning with its taxable year ending December 31, 2020, the Company intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1985, as amended (the “Code”). The Company commenced operations on January 23, 2020. Palmer Square BDC Funding I, LLC (“PS BDC Funding”) was formed on January 21, 2020 and entered into a senior, secured revolving credit facility with BofA N.A.

The Company’s investment objective is to maximize total return, comprised of current income and capital appreciation. The Company’s current investment focus is guided by two strategies that facilitate its investment opportunities and core competencies: (1) investing in corporate debt securities and, to a lesser extent, (2) investing in collateralized loan obligation (“CLO”) structured credit that typically owns corporate debt securities, including the equity and junior debt tranches of CLOs. To a limited extent, the Company may enter into derivatives transactions, which may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of the Company’s portfolio positions from changes in currency exchange rates and market interest rates or to earn income and enhance the Company’s total returns. The Company may receive or purchase warrants or rights to acquire equity or other securities in connection with making a debt investment in a company. During the period January 23, 2020 (Commencement of Operations) through September 30, 2020, the Company did not invest in any derivative contracts.

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

Palmer Square Capital BDC Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 2. Significant Accounting Policies

The following is a summary of significant accounting policies consistently followed by the Company in the preparation of its financial statements. The Company is an investment company and applies specific accounting and financial reporting requirements under Financial Accounting Standards Board (“FASB”) Accounting Standards Topic 946, Financial Services-Investment Companies. The Company’s functional currency is U.S. dollars (“USD”) and these financial statements have been prepared in that currency. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation S-X. This requires the Company to make certain estimates and assumptions that may affect the amounts reported in the financial statements and accompanying notes. These financial statements reflect normal and recurring adjustments that in the opinion of the Company are necessary for the fair statement of the results for the periods presented. Actual results may differ from the estimates and assumptions included in the financial statements. The results for the period from January 23, 2020 (commencement of operations) to September 30, 2020 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

Debt Issuance Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs. These expenses are deferred and amortized over the life of the related debt instrument. Debt issuance costs are presented on the consolidated statement of assets and liabilities as a direct deduction from the debt liability. In circumstances in which there is not an associated debt liability amount recorded in the financial statements when the debt issuance costs are incurred, such debt issuance costs will be reported on the consolidated statement of assets and liabilities as an asset until the debt liability is recorded. As of September 30, 2020, the balance of deferred financing costs was $1.1 million, included in Credit Facility (as defined below), net of $374.2 million on the consolidated statement of assets and liabilities.

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

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of September 30, 2020:

	September 30, 2020
	Amortized	Fair
	Cost	Value
First-lien senior secured debt	$580,899,611	$587,209,067
Second-lien senior secured debt	21,121,336	21,340,610
Corporate bonds	1,912,216	1,937,520
Collateralized securities and structured products - debt	12,899,352	12,937,884
Short-term investments	36,761,281	36,761,281
Total Investments	$653,593,796	$660,186,362

Palmer Square Capital BDC Inc.

Notes to Consolidated Financial Statements (Unaudited)

As of September 30, 2020, approximately 18.2% of the investment portfolio at amortized cost and 18.4% of the investment portfolio measured at fair value, respectively, were invested in portfolio companies with foreign domiciles or non-controlled investment companies. With respect to the Company’s total assets, 16.5% of the Company’s total assets were in non-qualifying assets as defined by Section 55(a) of the 1940 Act as of September 30, 2020.

The industry composition of investments based on fair value, as a percentage of total investments at fair value, as of September 30, 2020 was as follows:

September 30, 2020
Software	16.4%
Healthcare Providers and Services	12.8%
Insurance	6.9%
Cash and cash equivalents	5.6%
Professional Services	4.7%
Independent Power and Renewable Electricity Producers	4.3%
Media	4.2%
Diversified Financial Services	3.7%
Diversified Consumer Services	3.4%
Hotels, Restaurants and Leisure	3.3%
IT Services	3.2%
Diversified Telecommunication Services	2.7%
Commercial Services and Supplies	2.5%
Health Care Technology	2.3%
Specialty Retail	2.1%
Leisure Products	2.1%
Containers and Packaging	2.0%
Structured Note	2.0%
Construction and Engineering	1.9%
Oil, Gas and Consumable Fuels	1.6%
Food Products	1.4%
Metals and Mining	1.3%
Healthcare Equipment and Supplies	1.2%
Chemicals	1.1%
Pharmaceuticals	1.0%
Energy Equipment and Services	0.8%
Building Products	0.7%
Aerospace and Defense	0.7%
Electric Utilities	0.5%
Wireless Telecommunication Services	0.5%
Internet and Direct Marketing Retail	0.5%
Interactive Media and Services	0.4%
Electrical Equipment	0.4%
Technology Hardware, Storage and Peripherals	0.4%
Capital Markets	0.4%
Industrial Conglomerates	0.3%
Real Estate Investment Trusts (REITs)	0.3%
Textiles, Apparel and Luxury Goods	0.3%
Transportation Infrastructure	0.1%
Total	100.0%

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

Investments in private investment companies measured based upon net asset value as a practical expedient to determine fair value are not required to be categorized in the fair value hierarchy. As of September 30, 2020, there were no investments accounted for using the practical expedient.

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

The following table presents the fair value hierarchy of investments as of September 30, 2020:

	Fair Value Hierarchy as of September 30, 2020
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$-	$587,209,067	$-	$587,209,067
Second-lien senior secured debt	-	21,340,610	-	21,340,610
Corporate bonds	-	1,937,520	-	1,937,520
Collateralized securities and structured products - debt	-	12,937,884	-	12,937,884
Short Term Investments	36,761,281	-	-	36,761,281
Total Investments	$36,761,281	$623,425,081	$-	$660,186,362

For the period from January 23, 2020 (Commencement of Operations) to September 30, 2020, the Company did not recognize any transfers to or from Level 3.

Debt Not Carried at Fair Value

The fair value of the Credit Facility, which would be categorized as Level 3 within the fair value hierarchy as of September 30, 2020, approximates its carrying value because the Credit Facility has variable interest based on selected short term rates.

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, BDCs are permitted to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 150% after such borrowing. As of September 30, 2020, the Company’s asset coverage ratio was 166%.

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

Under the Credit Facility, which matures on February 18, 2023, the Lenders have agreed to extend credit to PS BDC Funding in an aggregate amount up to the Commitment (as defined in the Credit Agreement) amount. The Commitment amount for the Credit Facility was $200.0 million as of the closing date of the Credit Agreement and increased to $400.0 million on the one-month anniversary of the closing date. The Borrowers’ ability to draw under the Credit Facility is scheduled to terminate on February 11, 2023. All amounts outstanding under the Credit Facility are required to be repaid by February 18, 2023. As the Company raises additional capital, we may enter into additional credit agreements to expand our borrowing capacity.

Debt obligations consisted of the following as of September 30, 2020:

	September 30, 2020
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Credit Facility	$400,000,000	$375,000,000	$25,000,000	$374,154,997
Total debt	$400,000,000	$375,000,000	$25,000,000	$374,154,997

(1)	The amount available reflects any limitations related to the Credit Facility’s borrowing base.
(2)	The carrying value of the Credit Facility is presented net of deferred financing costs of $1.055 million.

Average debt outstanding during the period January 23, 2020 (Commencement of Operations) through September 30, 2020, was $198.6 million.

Palmer Square Capital BDC Inc.

Notes to Consolidated Financial Statements (Unaudited)

The loans under the Credit Facility may be base rate loans or eurocurrency rate loans. The base rate loans will bear interest at the base rate plus 1.30%, and the eurocurrency rate loans will bear interest at 1-month or 3-month LIBOR plus 1.30%. The “base rate” will be equal to the highest of (a) the federal funds rate plus ½ of 1%, (b) the prime rate, and (c) 1-month or 3-month LIBOR. Interest pursuant to base rate loans is payable quarterly in arrears, and interest pursuant to eurocurrency loans is payable either quarterly or monthly, as specified by the Borrowers in a loan notice pertaining thereto. The Credit Agreement requires the payment of a commitment fee of 0.50% for unused Commitments during the first five months following the closing of the Credit Facility, and, thereafter, 1.80% for any unused Commitments above 70% of the total Commitments. Such fee is payable quarterly in arrears. The advance rate for PS BDC Funding’s Eligible Collateral Assets ranges from 40% for Second Lien Bank Loans to 70% for First Lien Bank Loans that are B Assets to 100% for Cash (excluding Excluded Amounts) (as each such term is defined in the Credit Agreement).

For the three months ended September 30, 2020 and the period January 23, 2020 (Commencement of Operations) through September 30, 2020, the components of interest expense were as follows:

	For the Three Months Ended	For the Period January 23, 2020 (Commencement of Operations) through
	September 30, 2020	September 30, 2020
Interest expense	$1,424,100	$2,791,229
Amortization of debt issuance costs	111,383	258,707
Total interest expense	$1,535,483	$3,049,936
Average interest rate	1.47%	1.53%

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

Note 7. Share Transactions

Offering Proceeds

During the three months ended September 30, 2020 and the period January 23, 2020 (Commencement of Operations) through September 30, 2020, the Company issued and sold 110,890 shares at an aggregate purchase price of $2,084,820 and 12,423,874 shares at an aggregate purchase price of $235.8 million, respectively. These amounts include shares issued in reinvestment.

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

Note 8. Commitments and Contingencies

The Company did not have any unfunded commitments to provide debt financing to its portfolio companies or to fund limited partnership interests as of September 30, 2020. Such commitments are generally up to the Company’s discretion to approve or are subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statement of assets and liabilities and are not reflected in the Company’s consolidated statement of assets and liabilities.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2020, management is not aware of any pending or threatened litigation.

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of September 30, 2020, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of common stock for the three months ended September 30, 2020 and the period January 23, 2020 (Commencement of Operations) through September 30, 2020:

	For the Three Months Ended	For the Period January 23, 2020 (Commencement of Operations) through
	September 30, 2020	September 30, 2020

Net increase (decrease) in net assets resulting from operations	$15,399,192	$13,801,260
Weighted average shares of common stock
outstanding - basic and diluted	12,373,456	10,669,852
Earnings (loss) per share of common stock - basic and diluted	$1.24	$1.29

Palmer Square Capital BDC Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 10. Financial Highlights

The following per share of common stock data has been derived from information provided in the unaudited financial statements. The following is a schedule of financial highlights for the period January 23, 2020 (Commencement of Operations) through September 30, 2020:

For the Period January 23, 2020 (Commencement of Operations) through
September 30, 2020
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$20.00

Results of Operations:
Net Investment Income(1)	0.78
Net Realized and Unrealized Gain (Loss) on Investments(1)(4)	(0.68)
Net Increase (Decrease) in Net Assets Resulting from Operations	0.10

Distributions to Common Stockholders
Distributions from Net Investment Income	(0.31)
Net Decrease in Net Assets Resulting from Distributions	(0.31)

Net Asset Value, End of Period	$19.79

Shares Outstanding, End of Period	12,423,949

Ratio/Supplemental Data
Net assets, end of period	$245,828,557
Weighted-average shares outstanding	10,669,852
Total Return(3)	0.60%
Portfolio turnover	44%
Ratio of operating expenses to average net assets without waiver(2)	5.77%
Ratio of operating expenses to average net assets with waiver(2)	5.52%
Ratio of net investment income (loss) to average net assets without waiver(2)	5.87%
Ratio of net investment income (loss) to average net assets with waiver(2)	6.12%

(1)	The per common share data was derived by using weighted average shares outstanding.
(2)	The ratios reflect an annualized amount.
(3)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. Total return is not annualized. Assumes reinvestment of distributions.
(4)	Realized and unrealized gains and losses per share in this caption are balancing amounts necessary to reconcile the change in net asset value per share for the period, and may not reconcile with the aggregate gains and losses in the Consolidated Statement of Operations due to share transactions during the period.

Note 11. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the financial statements included herein. There have been no subsequent events that require recognition or disclosure in these financial statements except for the following:

On October 12, 2020, the Lender’s Commitment amount for the Credit Facility increased to $475.0 million from $400.0 million.

On November 10, 2020, the Company declared a distribution of $0.36 per share, or $4,472,622, for holders of record as of November 16, 2020, which is payable on November 17, 2020.

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

Portfolio and Investment Activity

As of September 30, 2020, our weighted average total yield to maturity of debt and income producing securities at fair value was 5.43%, and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 6.30%.

As of September 30, 2020, we had 219 debt and private investments in 192 portfolio companies with an aggregate fair value of approximately $660.1 million.

Our investment activity for the three months ended September 30, 2020 and the period January 23, 2020 (Commencement of Operations) through September 30, 2020 is presented below (information presented herein is at amortized cost unless otherwise indicated).

	For the Three Months Ended	For the Period January 23, 2020 (Commencement of Operations) through
	September 30, 2020	September 30, 2020

New investments:
Gross investments	$159,880,713	$785,864,238
Less: sold investments	(133,737,660)	(169,031,728)
Total new investments	26,143,053	616,832,510

Principal amount of investments funded:
First-lien senior secured debt investments	$141,805,516	$738,944,840
Second-lien senior secured debt investments	9,460,697	23,666,625
Corporate Bonds	1,912,750	6,494,148
Collateralized securities and structured products - debt	6,701,750	16,758,625
Total principal amount of investments funded	159,880,713	785,864,238

Principal amount of investments sold:
First-lien senior secured debt investments	125,100,532	158,045,234
Second-lien senior secured debt investments	2,546,840	2,545,289
Corporate Bonds	2,198,950	4,581,931
Collateralized securities and structured products - debt	3,891,338	3,859,274
Total principal amount of investments sold or repaid	133,737,660	169,031,728

Number of new investment commitments	40	228
Average new investment commitment amount	$2,750,517	$2,902,590
Weighted average maturity for new investment commitments	5.75 years	5.03 years
Percentage of new debt investment commitments at floating rates	98.31%	99.54%
Percentage of new debt investment commitments at fixed rates	1.69%	0.46%
Weighted average interest rate of new investment commitments	5.18%	4.52%
Weighted average spread LIBOR of new floating rate investment commitments	4.38%	3.94%
Weighted average interest rate on investment sold or paid down	3.65%	3.62%

As of September 30, 2020, our investments consisted of the following:

	September 30, 2020
	Amortized	Fair
Investments:	Cost	Value
First-lien senior secured debt	$580,899,611	$587,209,067
Second-lien senior secured debt	21,121,336	21,340,610
Corporate bonds	1,912,216	1,937,520
Collateralized securities and structured products - debt	12,899,352	12,937,884
Short-term investments	36,761,281	36,761,281
Total Investments	$653,593,796	$660,186,362

The table below describes investments by industry composition based on fair value as of September 30, 2020:

September 30, 2020

Software	16.4%
Healthcare Providers and Services	12.8%
Insurance	6.9%
Cash and cash equivalents	5.6%
Professional Services	4.7%
Independent Power and Renewable Electricity Producers	4.3%
Media	4.2%
Diversified Financial Services	3.7%
Diversified Consumer Services	3.4%
Hotels, Restaurants and Leisure	3.3%
IT Services	3.2%
Diversified Telecommunication Services	2.7%
Commercial Services and Supplies	2.5%
Health Care Technology	2.3%
Specialty Retail	2.1%
Leisure Products	2.1%
Containers and Packaging	2.0%
Structured Note	2.0%
Construction and Engineering	1.9%
Oil, Gas and Consumable Fuels	1.6%
Food Products	1.4%
Metals and Mining	1.3%
Healthcare Equipment and Supplies	1.2%
Chemicals	1.1%
Pharmaceuticals	1.0%
Energy Equipment and Services	0.8%
Building Products	0.7%
Aerospace and Defense	0.7%
Electric Utilities	0.5%
Wireless Telecommunication Services	0.5%
Internet and Direct Marketing Retail	0.5%
Interactive Media and Services	0.4%
Electrical Equipment	0.4%
Technology Hardware, Storage and Peripherals	0.4%
Capital Markets	0.4%
Industrial Conglomerates	0.3%
Real Estate Investment Trusts (REITs)	0.3%
Textiles, Apparel and Luxury Goods	0.3%
Transportation Infrastructure	0.1%
Total	100.0%

The table below shows the weighted average yields and interest rate of our debt investments at fair value as of September 30, 2020:

September 30, 2020
Weighted average total yield of debt and income producing securities	5.43%
Weighted average interest rate of debt and income producing securities	4.56%
Weighted average spread over LIBOR of all floating rate investments	3.98%

Results of Operations

The following table represents the operating results for the three months ended September 30, 2020 and the period January 23, 2020 (Commencement of Operations) through September 30, 2020:

	For the Three Months Ended	For the Period January 23, 2020 (Commencement of Operations) through
	September 30, 2020	September 30, 2020
Total investment income	$7,926,003	$15,788,223
Less: Net expenses	3,500,556	7,489,789
Net investment income	4,425,447	8,298,434
Net realized gains (losses) on investments	(1,692,439)	(1,089,875)
Net change in unrealized gains (losses) on investments	12,666,184	6,592,701
Net increase (decrease) in net assets resulting from operations	$15,399,192	$13,801,260

Investment Income

Investment income for the three months ended September 30, 2020 and the period January 23, 2020 (Commencement of Operations) through September 30, 2020, was as follows:

	For the Three Months Ended	For the Period January 23, 2020 (Commencement of Operations) through
	September 30, 2020	September 30, 2020
Interest from investments	$7,780,219	$15,406,831
Dividend income	5,952	226,431
Other income	139,832	154,961
Total investment income	$7,926,003	$15,788,223

Comparative financial statements are not presented as the Company commenced operations on January 23, 2020. For the three months ended September 30, 2020, total investment income was driven by interest income from our investments. For the period January 23, 2020 (Commencement of Operations) through September 30, 2020, total investment income was driven by our deployment of capital and interest income from our investments. The size of our investment portfolio at fair value increased from $0.00 as of January 23, 2020 to $660.2 million as of September 30, 2020.  All investments were income producing, and there were no loans on non-accrual status as of September 30, 2020.

Expenses

Operating expenses for the three months ended September 30, 2020 and the period January 23, 2020 (Commencement of Operations) through September 30, 2020, was as follows:

	For the Three Months Ended	For the Period January 23, 2020 (Commencement of Operations) through
	September 30, 2020	September 30, 2020
Management fees	$1,171,055	$2,704,777
Directors fees	21,396	58,605
Initial organization	-	122,199
Other operating expenses	919,004	1,892,369
Interest and debt financing expenses	1,535,483	3,049,936
Management fee waiver	(146,382)	(338,097)
Net expenses	$3,500,556	$7,489,789

Net expenses for the three months ended September 30, 2020 were $3.5 million, which consisted of $1.2 million in management fees, $940.4 thousand in other operating expenses, and $1.5 million in interest and debt financing offset by $146.4 thousand in management fee waiver from the Investment Advisor.

Net expenses for the period from January 23, 2020 (Commencement of Operations) through September 30, 2020 were $7.5 million which consisted of $2.7 million in management fees, $122 thousand in initial organization expenses, $2.0 million in other operating expense, and $3.0 million in interest and debt financing offset by $338 thousand in management fee waiver from the Investment Advisor.

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three months ended September 30, 2020 and the period January 23, 2020 (Commencement of Operations) through September 30, 2020, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the Three Months Ended	For the Period January 23, 2020 (Commencement of Operations) through
	September 30, 2020	September 30, 2020
Unrealized gains on investments	$14,811,860	$10,030,332
Unrealized (losses) on investments	(2,145,676)	(3,437,631)
Net change in unrealized gains (losses) on investments	$12,666,184	$6,592,701

The change in unrealized appreciation (depreciation) for the three months ended September 30, 2020 and the period from January 23, 2020 (Commencement of Operations) through September 30, 2020 totaled $12.7 million and $6.6 million, respectively. For the three months ended September 30, 2020, this consisted of net unrealized appreciation of $9.3 million related to existing portfolio investments and unrealized appreciation of $0.8 million related to new portfolio investments, and net unrealized appreciation of $2.6 million related to exited portfolio investments (a portion of which has been reclassified to realized gains). The change in net unrealized appreciation for the period from January 23, 2020 (Commencement of Operations) through September 30, 2020 was related to the appreciation of our investments in APID 2016-24A ER 10/20/2030, Mohegan Tribal T/L, and Prairie ECI Acquiror LP among other existing portfolio investments.

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

During the period January 23, 2020 (Commencement of Operations) through September 30, 2020, we experienced a net increase in cash and cash equivalents of $1.2 million. During the period, net cash used in operating activities was $605.2 million, primarily as a result of fundings of portfolio investments (excluding investments in short-term money market funds) of $785.9 million, partially offset by proceeds received from sale of investments of $511.3 million. We invested in short-term money market funds during the period, and as of the end of the period we held $36.8 million in face value of short-term money market funds. During the same period, net cash provided by financing activities was $606.4 million, primarily consisting of $375.2 million of net borrowing under the Credit Facility and proceeds from the issuance of common stock of $235.6 million

As of September 30, 2020, we had cash and cash equivalents of $1.2 million. As of September 30, 2020, we had $375 million principal outstanding under the Credit Facility.

As of September 30, 2020, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	September 30, 2020
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common stock	$235,554,820	$-	100%

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. As of September 30, 2020, our asset coverage ratio was 166%.

Capital Contributions

During the three months ended September 30, 2020 and the period January 23, 2020 (Commencement of Operations) through September 30, 2020, the Company issued and sold 110,890 shares at an aggregate purchase price of $2,084,820 and 12,423,874 shares at an aggregate purchase price of $235.8 million, respectively. These amounts include shares issued in reinvestment.

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

Under the Credit Facility, which matures on February 18, 2023, the Lenders have agreed to extend credit to PS BDC Funding in an aggregate amount up to the Commitment (as defined in the Credit Agreement) amount. The Commitment amount for the Credit Facility was $200.0 million as of the closing date of the Credit Agreement and increased to $400.0 million on the one-month anniversary of the closing date. The Borrowers’ ability to draw under the Credit Facility is scheduled to terminate on February 11, 2023. All amounts outstanding under the Credit Facility are required to be repaid by February 18, 2023.

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

PS BDC Funding has pledged all of its assets to BofA N.A., in its capacity as Administrative Agent, to secure its obligations under the Credit Facility. Both the Company and PS BDC Funding have made customary representations and warranties and are required to comply with various covenants, reporting requirements, and other customary requirements for similar credit facilities. Borrowing under the Credit Facility is subject to the leverage restrictions contained in the 1940 Act. The obligations under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, including in the event of a change of control of PS BDC Funding or if the Investment Advisor ceases to serve as investment adviser to the Company.

As of September 30, 2020, we had approximately $375 million principal outstanding and $25 million of available Commitments under the Credit Facility, and PS BDC Funding was in compliance with the applicable covenants in the Credit Facility on such date.

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

After a Listing, the Board intends to primarily use newly-issued shares to implement the dividend reinvestment plan, whether or not the shares are trading at a price per share at, below or above net asset value. However, the Board reserves the right to purchase shares in the open market in connection with the implementation of the dividend reinvestment plan. The number of newly issued shares to be issued to a participant would be determined by dividing the total dollar amount of the dividend payable to such stockholder by the market price per share of our common stock at the close of regular trading on a national securities exchange on the dividend payment date. Shares purchased in open market transactions by U.S. Bank, National Association or its affiliates (“US Bank”), the plan administrator and our transfer agent, registrar, and dividend disbursing agent, will be allocated to a participant based upon the average purchase price, excluding any brokerage charges or other charges, of all shares of the our common stock purchased with respect to the dividend.

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

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at September 30, 2020 is as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility, Net	$374,154,997	$-	$374,154,997	$-	$-
Total contractual obligations	$374,154,997	$-	$374,154,997	$-	$-

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

Assuming that the consolidated statement of assets and liabilities as of September 30, 2020 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rate.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(1,587,907)	$(937,500)	$(650,407)
Up 100 basis points	6,351,627	3,750,000	2,601,627
Up 200 basis points	12,703,254	7,500,000	5,203,254
Up 300 basis points	19,054,881	11,250,000	7,804,881

The data in the table is based on the Company’s current statement of assets and liabilities. As of September 30, 2020, the Company had $41.3 million in net purchases that had not yet settled. After settlement of these purchases, the change in interest expense will be larger as a result of the increase in the amount borrowed under the credit facility. The table does not include any change in interest income from the Company’s money market investments.

In addition, any investments we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls, and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved.

We measure exposure to interest rate and currency exchange rate fluctuations on an ongoing basis and may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments such as futures, options, swaps and forward contracts and credit hedging contracts, such as credit default swaps, in each case, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates.

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

Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act, were effective as of September 30, 2020 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a number of significant risks. In addition to other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. Risk Factors of Amendment No. 2 to our Registration Statement on Form 10 which was filed with the SEC on January 23, 2020. The risks described in our registration statement on Form 10 are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the period from January 23, 2020 (Commencement of Operations) to September 30, 2020 to the risk factors discussed in Item 1A. Risk Factors of Amendment No. 2 to our Registration Statement on Form 10.

Potential Material and Adverse Effect of Events Outside of Our Control, such as the COVID-19 Pandemic

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies. For example, in December 2019, COVID-19, a novel strain of coronavirus, surfaced in China and has since spread to other countries, including the United States. This pandemic has led, and for an unknown period of time will continue to lead, to disruptions in local, regional, national and global markets and economies affected thereby, including the United States. With respect to U.S. credit markets, this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following (among other things): (i) restrictions on travel and the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories, resulting in significant disruption to the business of many companies, including supply chains and demand, as well as layoffs of employees; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments or waivers of their credit agreements to avoid default, increased defaults by borrowers and/or increased difficulty in obtaining refinancing; (iv) volatility in credit markets including greater volatility in pricing and spreads; and (v) rapidly evolving proposals and actions by state and federal governments to address the problems being experienced by markets, businesses and the economy in general, which may not adequately address the problems being facing such persons. The pandemic is having, and any future continuation of the pandemic could have, an adverse impact on the markets and the economy in general.

We continue to assess the impact of COVID-19 on portfolio companies. Although it is impossible to predict the precise nature and consequences of these events, or of any political or policy decisions and regulatory changes caused by emerging events or uncertainty on applicable laws or regulations that impact the Company, and our portfolio companies and investments, it is clear that these types of events are impacting and will, for at least some time, continue to impact the Company and our portfolio companies and investments and in many instances the impact will be adverse and profound. We have focused our portfolio on industries that are generally expected to be more resilient to the impact of COVID-19. As of September 30, 2020, our largest industry exposures are to Software, Healthcare Providers and Services, Insurance, Professional Services and Independent Power and Renewable Electricity Producers. We have smaller industry exposures to Hotels, Restaurants and Leisure, Leisure Products, Oil, Gas and Consumable Fuels, Specialty Retail, and Textiles, Apparel and Luxury Goods, which are industries that are expected to be more adversely impacted by COVID-19. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of the coronavirus and the actions taken by authorities and other entities to contain the coronavirus or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our Company and our portfolio companies’ operating results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2020, the Company issued and sold 110,890 shares of its common stock at an aggregate purchase price of $2,084,820. These amounts include shares issued in reinvestment. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4 (a)(2) and Rule 506(b) of Regulation D thereof. The Company relied, in part, upon representations from the investors in the subscription agreements that each investor was an accredited investor as defined in Regulation D under the Securities Act. We did not engage in general solicitation or advertising, and did not offer securities to the public, in connection with such issuances and sales.

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

Palmer Square Capital BDC Inc.

Date: November 13, 2020	/s/ Christopher D. Long
Name: Christopher D. Long
Title: Chief Executive Officer and President (Principal Executive Officer)

Date: November 13, 2020	/s/ Jeffrey D. Fox
Name: Jeffrey D. Fox
Title: Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)