Form 10-K
period 2020-12-31
Palmer Square Capital BDC Inc.
filed 2021-03-12
CIK 1794776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-56126

Palmer Square Capital BDC Inc.

(Exact name of registrant as specified in its charter)

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

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 12,776,672 issued and outstanding shares of the issuer’s common stock, $.001 par value per share, on March 12, 2021.

Documents Incorporated by Reference

i

PART I

Unless indicated otherwise in this Annual Report on Form 10-K or the context requires otherwise, the terms:

●	“we,” “us,” “our,” and the “Company” refer to Palmer Square Capital BDC Inc.;

●	“Palmer Square” or “PSCM” refers collectively to Palmer Square Capital Management LLC and its subsidiaries and other affiliated entities;

●	“Investment Advisor” refers to Palmer Square BDC Advisor LLC, a majority-owned subsidiary of Palmer Square and our investment adviser;

●	“Administrator” refers to the Investment Advisor, in its capacity as our administrator; and

●	“stockholders” refers to holders of our common stock, par value $0.001 per share.

Item 1. Business

Overview

We are a financial services company that primarily lends to and invests in corporate debt securities of privately held companies, including small to large private U.S. companies. We were organized as a Maryland corporation on August 26, 2019 and are structured as an externally managed, non-diversified closed-end management investment company. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and, beginning with our taxable year ending December 31, 2020, we have elected to be treated as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and we expect to qualify as a RIC annually thereafter.

We are externally managed by the Investment Advisor, an investment adviser that is registered with the Securities and Exchange Commission (“SEC”) under the Investment Advisers Act of 1940 (the “Advisers Act”), pursuant to an investment advisory agreement between us and the Investment Advisor (the “Advisory Agreement”). Subject to the supervision of our Board of Directors (the “Board”), a majority of which is made up of directors that are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (“Independent Directors”), our Investment Advisor manages our day-to-day operations and provides us with investment advisory and management services and certain administrative services. The Investment Advisor, in its capacity as Administrator, provides the administrative services necessary for us to operate pursuant to an administration agreement between us and the Administrator (the “Administration Agreement”). The Administrator has entered into a sub-administration agreement to delegate certain administrative functions to U.S. Bancorp Fund Services, LLC (the “Sub-Administrator”). Our Investment Advisor is a majority-owned subsidiary of Palmer Square, which is a privately-held firm specializing in global alternative (non-traditional) investments with a total return orientation.

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

Our Portfolio

As of December 31, 2020, we had 202 debt and private fund investments in 181 portfolio companies with an aggregate fair value of approximately $600.1 million.

Listed below are our top ten portfolio companies and industries represented as a percentage of total assets (excluding short-term investments) as of December 31, 2020:

Portfolio Company	2020
Playtika Holding Corp.	1.3%
ICH US Intermediate Holdings II, Inc.	1.0%
Bass Pro Group, LLC	0.9%
ECI Software Solutions, Inc.	0.9%
Amentum Government Services Holdings LLC	0.9%
AssuredPartners, Inc.	0.9%
OneDigital Borrower LLC	0.8%
Hamilton Projects Acquiror LLC	0.8%
Ultimate Software Group, The	0.8%
Alera Group Intermediate Holdings, Inc.	0.8%

Industry	2020
Software	12.9%
Healthcare Providers and Services	11.8%
Cash and cash equivalents	8.0%
Insurance	7.6%
Professional Services	4.4%
Media	4.3%
Diversified Financial Services	3.7%
Hotels, Restaurants and Leisure	3.6%
Independent Power and Renewable Electricity Producers	3.1%
Diversified Consumer Services	3.1%

There were no holdings as of December 31, 2019 due to the Company commencing operations on January 23, 2020.

The Investment Advisor

The Investment Advisor serves as our investment adviser pursuant to the Advisory Agreement and manages our day-to-day operations and provides us with investment advisory and management services and certain administrative services. The investment team (the “Investment Team”) of our Investment Advisor is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, structuring our investments and monitoring and servicing our investments. As of December 31, 2020, the Investment Team was comprised of 21 investment professionals, all of whom dedicate a substantial portion of their time to the Company. In addition, the team has six dedicated operations professionals, two of whom have over 13 years of experience. In addition, the Investment Advisor believes that it has best-in-class support personnel, including expertise in risk management, legal, accounting, tax, information technology and compliance, among others.

The Investment Team employs a blend of top-down and bottom-up analysis. The senior members of the Investment Team have been actively involved in the alternative credit investing market for an average of 20 years and have built strong relationships with private equity sponsors, banks and financial intermediaries. The Investment Advisor has an investment committee (the “Investment Committee”) comprised of four members that is responsible for approving all of our investments and is responsible for the day to day management of the portfolio. See “Item 1. Business—Investment Committee” below for a discussion of the Investment Committee.

The Investment Advisor has entered into a Resource Sharing Agreement (the “Resource Sharing Agreement”) with Palmer Square, pursuant to which Palmer Square provides the Investment Advisor with access to the resources of Palmer Square, including the Investment Team, so as to enable the Investment Advisor to fulfill its obligations under the Advisory Agreement. Through the Resource Sharing Agreement, the Investment Advisor capitalizes on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of Palmer Square’s investment professionals.

Palmer Square Capital Management

Palmer Square is a Delaware limited liability company formed in 2009 and had approximately $13.9 billion in assets under management as of December 31, 2020. Palmer Square manages portfolios of both credit and structured credit as well as diverse hedge fund strategies designed with the intent to achieve high risk-adjusted returns over market cycles. We believe Palmer Square’s experience in analyzing companies and investment structures provides a sustainable competitive advantage over other firms. Palmer Square is 100% management owned and led by Christopher D. Long and Angie K. Long. The firm is an SEC registered investment adviser.

Investment Advisory Agreement

Subject to the overall supervision of our Board and in accordance with the 1940 Act, the Investment Advisor manages our day-to-day operations and provides investment advisory services to us. Under the terms of the Advisory Agreement, our Investment Advisor:

●	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

●	identifies, evaluates and negotiates the structure of the investments we make;

●	performs due diligence on prospective portfolio companies;

●	executes, closes, services and monitors the investments we make;

●	determines the securities and other assets that we purchase, retain or sell; and

●	provides us with such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of our funds.

Pursuant to the Advisory Agreement, we pay the Investment Advisor a fee for its investment advisory and management services consisting of two components—a base management fee and, subsequent to the listing of the Company’s common stock on a national securities exchange (a “Listing”), an incentive fee. The cost of both the base management fee and, subsequent to a Listing, the incentive fee, is ultimately borne by our stockholders.

Base Management Fee

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

Incentive Fee

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

The following is a graphical representation of the calculation of the Income Incentive Fee based on “adjusted net investment income” that will be in place subsequent to a Listing:

Example 1—Income Incentive Fee:

Assumptions

●	Hurdle rate(1) = 1.5%

●	Base management fee(2) = 0.50%

●	Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%

Alternative 1

Additional Assumptions

●	Investment income (including interest, dividends, fees, etc.) = 1.25%

●	Pre-incentive fee net investment income (investment income - (base management fee + other expenses)) = 0.55%

●	Net realized losses (realized capital losses – realized capital gains) = 0.00%(4)

●	Adjusted net investment income (pre-incentive fee net investment income – ([if positive] (net realized losses - net investment income))) = 0.55%(5)

Adjusted net investment income does not exceed the hurdle rate, therefore there is no Income Incentive Fee.

Alternative 2

Additional Assumptions

●	Investment income (including interest, dividends, fees, etc.) = 2.30%

●	Pre-incentive fee net investment income (investment income - (base management fee + other expenses)) = 1.60%

●	Net realized losses (realized capital losses – realized capital gains) = 0.00%(4)

●	Adjusted net investment income (pre-incentive fee net investment income – ([if positive] (net realized losses - net investment income))) = 1.60%(5)

Adjusted net investment income exceeds hurdle rate, therefore there is an Income Incentive Fee.

Income Incentive Fee

= 100% × “Catch-Up” + the greater of 0% AND (12.5% × (adjusted net investment income – 1.6875%)

= (100% × (1.6000% - 1.5000%)) + 0%

= 100% × 0.1000%

= 0.1000%

(1)	Represents a quarter of the 6.0% annualized hurdle rate.

(2)	Represents a quarter of the 2.0% annualized base management fee.

(3)	Excludes offering expenses.

(4)	The calculation of “realized capital losses” and “realized capital gains” are amounts over the four calendar quarters immediately preceding the payment date.

(5)	If the amount of net realized losses over the most recently completed and three calendar quarters preceding the payment date exceeds the amount of net investment income over the same period, excluding the most recently completed quarter, then the amount of adjusted net investment income is reduced by that amount. Otherwise, the amount of adjusted net investment income is not changed.

Alternative 3

Additional Assumptions

●	Investment income (including interest, dividends, fees, etc.) = 2.70%

●	Pre-incentive fee net investment income (investment income - (base management fee + other expenses)) = 2.00%

●	Net realized losses (realized capital losses – realized capital gains) = 0.00%(4)

●	Adjusted net investment income (pre-incentive fee net investment income – ([if positive] (net realized losses - net investment income))) = 2.00%(5)

Adjusted net investment income exceeds hurdle rate, therefore there is an Income Incentive Fee.

Income Incentive Fee

= 100% × “Catch-Up” + the greater of 0% AND (12.5% × (adjusted net investment income - 1.6875%)

= (100% × (1.6875% - 1.5000%)) + (12.5% × (2.0000% - 1.6875%))

= 0.1875% + (12.5% × 0.3125%)

= 0.1875% + 0.0039%

= 0.1914%

Alternative 4

Additional Assumptions

●	Investment income (including interest, dividends, fees, etc.) = 2.30%

●	Pre-incentive fee net investment income (investment income - (base management fee + other expenses)) = 1.60%

●	Net realized losses (realized capital losses – realized capital gains) = 9.00%(4)

●	Adjusted net investment income (pre-incentive fee net investment income – ([if positive] (net realized losses - net investment income)))(5) (6)

= 1.60% - (9.00% - 8.00%)

= 1.60% - 1.00%

= 0.60%

Adjusted net investment income does not exceed the hurdle rate, therefore there is no Income Incentive Fee.

(4)	The calculation of “realized capital losses” and “realized capital gains” are amounts over the four calendar quarters immediately preceding the payment date.

(5)	If the amount of net realized losses over the most recently completed and three calendar quarters preceding the payment date exceeds the amount of net investment income over the same period, excluding the most recently completed quarter, then the amount of adjusted net investment income is reduced by that amount. Otherwise, the amount of adjusted net investment income is not changed.

(6)	The example assumes 8.00% net investment income over the three calendar quarters preceding the most recently completed quarter.

Payment of Our Expenses

All professionals of the Investment Advisor, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of personnel allocable to these services to us, are provided and paid for by the Investment Advisor and not by us. We bear all other out-of-pocket costs and expenses of our operations and transactions.

Duration and Termination

Unless terminated earlier as described below, the Advisory Agreement will continue in effect for a period of two years from its effective date. It will remain in effect from year to year thereafter if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our Independent Directors. The Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Investment Advisor and may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Advisory Agreement without penalty upon 60 days’ written notice.

The Advisory Agreement provides that, absent criminal conduct, willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations under the Advisory Agreement, the Investment Advisor and its professionals and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our Investment Advisor’s services under the Advisory Agreement or otherwise as our investment adviser.

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

Under the Administration Agreement, the Company reimburses the Administrator based upon its allocable portion of the Administrator’s overhead (including rent) in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the cost of its officers (including the Company’s Chief Financial Officer and Chief Compliance Officer), and any of their respective staff who provide services to the Company, operations staff who provide services to the Company, and internal audit staff, if any, to the extent internal audit performs a role in the Company’s Sarbanes-Oxley internal control assessment. In addition, if requested to provide managerial assistance to portfolio companies, the Administrator is reimbursed based on the services provided. The Administration Agreement has an initial term of two years and may be renewed with the approval of the Board. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that the Administrator outsources any of its functions, the Company pays the fees associated with such functions on a direct basis without any incremental profit to the Administrator.

In addition, the Administrator has, pursuant to the Sub-Administration Agreement, engaged the Sub-Administrator to act on behalf of the Company’s Administrator in the performance of certain other administrative services. The Company pays fees to the Sub-Administrator pursuant to the Sub-Administration Agreement. The Company has also engaged U.S. Bank, National Association or its affiliates (“US Bank”) directly to serve as custodian, transfer agent, distribution paying agent and registrar.

Market Opportunity

The Investment Team believes that existing market conditions have combined to create an attractive investment environment for us, including the following:

Risk Adjusted Returns. The universe of broadly-syndicated fixed and floating rate loans and corporate debt provides an opportunity set that the Investment Team believes offers an attractive, risk-adjusted return. Specifically, the Investment Team believes it can mitigate risk and achieve the investment goals by: (i) seeking the best relative value, which may equate to buying new loans or other corporate debt issuances at a discount or purchasing in the secondary market, and (ii) seeking to buy loans or other corporate debt issuances that the Investment Team believes have strong fundamentals and low default risk capable of withstanding significant downward pricing pressure.

Size of Corporate Debt Market. The corporate debt market segment that the Investment Team focuses on is industry diverse and large, and includes small to large private U.S. companies. Given the size of this market, we believe the investment opportunity is perennial and cycle agnostic. In addition, we believe that private equity sponsors have a large pool of uninvested private equity capital. The Investment Team believes private equity firms are poised to deploy meaningful amounts of capital, thus creating ongoing investment opportunities for private lenders.

Regulatory Environment and Opportunity for Alternative Lenders. Recent changes in the regulatory capital charges imposed on the banking sector for unrated or illiquid assets have caused banks to reduce their lending activities to smaller private companies. Stakeholders in banks, including their shareholders, lenders and regulators, continue to exert pressure to contain the amount of these types of assets held on bank balance sheets. Examples of this include continued investor focus on the amount of assets whose fair value cannot be determined by using observable measures, or “Level 3 assets,” held on bank balance sheets. As a result, the Investment Team believes that many banks have been forced to reduce their lending to smaller private companies, creating an opportunity for alternative lenders such as us to fill the void.

CLO Equity and Debt. The Investment Team believes that CLO equity and debt has been a tremendous source of returns for investors historically, and has the potential to offer investors high cash on cash returns with low credit risk and low correlation to traditional assets classes. Given that CLOs are floating rate instruments designed to mitigate interest rate sensitivity, investors may not directly suffer the same adverse effects that other asset classes may experience due to rising interest rates. The Investment Team has a strong track record of investing in CLO equity and debt, and believes that the strong risk-adjusted returns in CLOs continue to offer attractive relative value.

Financing Arrangements

Bank of America Credit Facility

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

Under the Credit Facility, which matures on February 18, 2023, the Lenders have agreed to extend credit to PS BDC Funding in an aggregate amount up to the Commitment (as defined in the Credit Agreement) amount. The Commitment amount for the Credit Facility was $200.0 million as of the closing date of the Credit Agreement and increased to $400.0 million on the one-month anniversary of the closing date, and further increased to $475.0 million on October 12, 2020. The Borrowers’ ability to draw under the Credit Facility is scheduled to terminate on February 11, 2023. All amounts outstanding under the Credit Facility are required to be repaid by February 18, 2023.

The loans under the Credit Facility may be base rate loans or eurocurrency rate loans. The base rate loans will bear interest at the base rate plus 1.30%, and the eurocurrency rate loans will bear interest at the London Interbank Offered Rate (“LIBOR”) plus 1.30%. The “base rate” will be equal to the highest of (a) the federal funds rate plus 1/2 of 1%, (b) the prime rate and (c) LIBOR. The Credit Agreement includes fallback language in the event that LIBOR becomes unavailable. Interest pursuant to base rate loans is payable quarterly in arrears, and interest pursuant to eurocurrency loans is payable either quarterly or monthly, as specified by the Borrowers in a loan notice pertaining thereto. The Credit Agreement requires the payment of a commitment fee of 0.50% for unused Commitments during the first five months following the closing of the Credit Facility, and, thereafter, 1.80% for any unused Commitments above 70% of the total Commitments. Such fee is payable quarterly in arrears. The advance rate for PS BDC Funding’s Eligible Collateral Assets ranges from 40% for Second Lien Bank Loans to 70% for First Lien Bank Loans that are B Assets to 100% for Cash (excluding Excluded Amounts) (as each such term is defined in the Credit Agreement).

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

As of December 31, 2020, we had approximately $395.0 million principal outstanding and $80.0 million of available Commitments under the Credit Facility, and PS BDC Funding was in compliance with the applicable covenants in the Credit Facility on such date.

Wells Fargo Credit Facility

On December 18, 2020, the Company, through a special purpose wholly-owned subsidiary, Palmer Square BDC Funding II LLC (“PS BDC Funding II” and together with the Company, the “WF Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with certain financial institutions as lenders (“WF Lenders”), Wells Fargo Bank, National Association as the administrative agent (“WFB”) and U.S. Bank National Association (“U.S. Bank”), as Collateral Agent and Custodian, pursuant to which the WF Lenders agreed to provide the Company with a line of credit (the “WF Credit Facility”).

Under the WF Credit Facility, which matures on December 18, 2025, the WF Lenders have agreed to extend credit to PS BDC Funding II in an aggregate amount up to the Facility Amount (as defined in the Loan Agreement). The Facility Amount for the WF Credit Facility was $150.0 million as of the closing date of the Loan Agreement. The WF Borrowers’ ability to draw under the WF Credit Facility is scheduled to terminate on December 18, 2023. All amounts outstanding under the WF Credit Facility are required to be repaid by December 18, 2025.

The loans under the WF Credit Facility may be Broadly Syndicated Loans or Middle Market Loans and shall be eurocurrency rate loans unless such rate is unavailable, in which case the loans shall be base rate loans until such rate is available. Broadly Syndicated Loans will bear interest at the LIBOR or base rate, as applicable, plus 1.85%, and Middle Market Loans will bear interest at LIBOR or base rate, as applicable, plus 2.35%. The “base rate” will be equal to the highest of (a) the federal funds rate plus 1/2 of 1% and (b) the prime rate. The Loan Agreement includes fallback language in the event that LIBOR becomes unavailable. Interest is payable quarterly, as determined by the WFB as the administrative agent. The WF Loan Agreement requires the payment of a non-usage fee of (x) 0.50% multiplied by daily unused Facility Amounts during the first six months following the closing of the WF Credit Facility, (y) 0.50% multiplied by the lesser of (1) daily unused Facility Amounts and (2) 50% of the Facility Amount plus 2.00% multiplied by the greater of (i) the difference between the daily unused Facility Amount and 50% of the Facility Amount and (ii) zero between six and twelve months following the closing of the WF Credit Facility, and, (z) thereafter, 0.50% multiplied by the lesser of (1) daily unused Facility Amounts and (2) 20% of the Facility Amount plus 2.00% multiplied by the greater of (i) the difference between the daily unused Facility Amount and 20% of the Facility Amount and (ii) zero. Such fee is payable quarterly in arrears. The applicable percentage for PS BDC Funding II’s Eligible Loans ranges from 67.5% for Middle Market Loans to 70% for Broadly Syndicated Loans (as each such term is defined in the Loan Agreement).

PS BDC Funding II has pledged all of its assets to U.S. Bank, in its capacity as Collateral Agent, to secure its obligations under the WF Credit Facility. Both the Company and PS BDC Funding II have made customary representations and warranties and are required to comply with various covenants, reporting requirements, and other customary requirements for similar credit facilities. Borrowing under the WF Credit Facility is subject to the leverage restrictions contained in the 1940 Act. The obligations under the Loan Agreement may be accelerated upon the occurrence of an event of default under the Loan Agreement, including in the event of a change of control of PS BDC Funding II, if the Investment Advisor ceases to serve as investment adviser to the Company, or if Palmer Square or its affiliates cease to directly or indirectly own a majority of the membership interests of the Investment Advisor.

As of December 31, 2020, we had no principal outstanding and $150 million of available Commitments under the WF Credit Facility.

Investment Criteria for Evaluating Investment Opportunities

The Company’s investment objective is to maximize total return, comprised of current income and capital appreciation. However, no assurance can be given that the Company’s investment objective will be achieved, and investment results may vary substantially on a monthly, quarterly and annual basis. The Investment Advisor believes that the Company’s investment objective can be achieved by primarily investing in first and second lien secured loans of small to large private U.S. companies, and to a lesser extent CLO structured credit that typically owns senior secured bank loans of public and private companies. First and second lien secured loans generally are senior debt instruments that rank ahead of unsecured debt of a given portfolio company. These loans also have the benefit of security interests on the assets of the portfolio company, which may rank ahead of or be junior to other security interests. A significant portion of the loans in which the Company may invest or get exposure to through its investments in structured securities may be deemed “Covenant-Lite Loans,” which means the loans contain fewer or no maintenance covenants than other loans and do not include terms which allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. See “Item 1A. Risk Factors—Risks Related to our Investments—Covenant-Lite Loans” below.

We seek to maximize returns and minimize risk for our investors by applying detailed, fundamental credit analysis to make and monitor our portfolio investments. While the structure of our investments may vary, the Company can invest in senior secured debt, senior unsecured debt, subordinated secured debt, subordinated unsecured debt, convertible debt, convertible preferred equity, preferred equity, common equity, warrants and other instruments, many of which generate current yield. While our primary focus is to seek current income through investment in the debt of eligible privately-held companies, we may invest up to 30% of the portfolio in other purchases (either in the primary or secondary markets), including, for example, investments in the securities of non-U.S. issuers, including emerging market issuers, and the equity and junior debt tranches of investment pools such as CLOs. Structurally, CLOs are entities that are formed to hold a portfolio of senior secured loans made to companies whose debt is generally rated below investment grade or, in limited circumstances, unrated. The senior secured loans within a CLO are limited to senior secured loans which meet specified credit and diversity criteria and are subject to concentration limitations in order to create an investment portfolio that is diverse by senior secured loan, borrower, and industry, with limitations on the number of non-U.S. borrowers.

In addition, to a lesser extent, portfolio investments may also include, but are not limited to, corporate structured credit, cash and synthetic CLOs, CLO warehouses, collateralized debt obligations (each, a “CDO”), swaps, asset backed securities, corporate bonds of large U.S. and non-U.S. companies, corporate bank loans, preferred stock, municipal bonds or loans and convertible securities. The Company seeks to invest in credit and other assets that the Investment Advisor believes have strong structural protections, limited downside, and low long-term beta to the broader credit and equity markets.

While not our primary investment objective, our investments may include other equity investments, such as warrants, options to buy a minority interest in a portfolio company, or contractual payment rights or rights to receive a proportional interest in the operating cash flow or net income of such company. When determined by the Investment Advisor to be in our best interest, we may acquire a controlling interest in a portfolio company. Any warrants we receive with our debt securities may require only a nominal cost to exercise, and thus, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest.

Our Investment Advisor may sell all or a portion of a position of the Company’s portfolio holdings when, in its opinion, one or more of the following occurs, among other reasons: (1) the deterioration of an issuer’s fundamentals; (2) changes in business strategy or key personnel; (3) rating agency downgrades or a decline in credit quality metrics; or (4) the Investment Advisor finds more attractive investment opportunities for the Company.

The Investment Advisor has the ability to invest in both illiquid and less liquid securities. The Investment Advisor may employ leverage, including through borrowing funds or issuing senior securities, and use derivatives, both for hedging purposes and to earn income and enhance total returns. The Investment Advisor may employ techniques to hedge investment risk, including without limitation, the use of forward contracts, currency options and interest rate swaps, caps, collars and floors. The Investment Advisor may use derivatives to earn income and enhance total returns by investing in derivatives securities and monitoring such investments to ensure that each holding is maintaining its investment potential.

Investment Approach

The Investment Advisor employs a blend of top-down and bottom-up analysis. The top-down approach has three components: (1) macro analysis whereby the Investment Advisor’s investment team undertakes frequent dialogues regarding macro items including the economic outlook, financial and credit markets, new and secondary issues, regulatory changes, M&A environment, and valuation levels; (2) cross-asset relative value analysis which consists of analyzing various asset classes across the credit spectrum for strong relative value opportunities (e.g., analysis of valuation metrics across loans, bonds, convertibles, CLOs and mortgage credits to identify and monitor optimal risk / reward opportunities); and (3) active monitoring by the Investment Team of the major sectors within the credit universe. With regard to the bottom-up approach, the Investment Team undertakes frequent dialogue discussing key analyses including items such as determining an issuer’s ability to service debt, measuring past performance and understanding the approach of the management team and their ability to meet goals, deal structure model analysis, document analysis and other financial modeling and scenario testing. Finally, the bottom-up approach includes trade refinement. For example, within the credit spectrum, the team also seeks to evaluate many trade specifics including, without limitation, liquidity, position size, upside/downside, and relative versus absolute value.

We believe our vast experience in analyzing and investing in corporate and structured credit provides us with a strong competitive advantage over other lenders with more limited experience investing in these markets. The Investment Advisor has deep expertise in evaluating, underwriting, monitoring and trading senior secured first lien, second lien term loans and other corporate debt securities. In addition, the Investment Advisor also has deep expertise in evaluating the investment merits and structural considerations of CLO debt and equity investments.

Our capital is generally used by our corporate borrowers to finance organic growth, acquisitions, recapitalizations and working capital. Our investment decisions are based on extensive analysis of potential portfolio companies’ business operations supported by an in-depth understanding of the quality of their recurring revenues and cash flow, variability of costs and the inherent value of their assets, including proprietary intangible assets and intellectual property. In making our CLO investments, we consider the indenture structure for that vehicle, its operating characteristics and compliance with its various indenture provisions, the collateral manager and its experience managing CLOs, as well as its corporate loan-based collateral pool.

We seek to maximize total returns to our investors, including both current yield and capital appreciation, by applying rigorous credit analysis and asset-based and cash-flow based lending techniques to make and monitor our investments. We are constantly pursuing multiple investment opportunities, including primary and secondary purchases of particular securities.

The Investment Advisor believes it can mitigate risk by: (i) seeking the best relative value, which may equate to buying new loans and CLO debt and equity in the primary market at a discount or purchasing in the secondary market, and (ii) seeking to buy loans and CLO debt and equity that the Investment Advisor believes have strong fundamentals and low default risk capable of withstanding significant downward pricing pressure.

Investment Process – Senior Secured Loans

The Investment Advisor’s senior secured loan investment strategy has been consistent throughout multiple credit environments and is predicated on the view that a conservative approach to investing in first lien and second lien senior secured loans is the optimal strategy over the course of a credit cycle. Given the idiosyncratic nature of secured loans, it is critical that we focus on downside protection and overall credit quality when evaluating each and every loan borrower.

There are a multitude of factors that the Investment Advisor’s investment team evaluates during the due diligence phase when we underwrite a loan; company-specific risk, industry risk, balance sheet risk, cash flow generation, liquidity of the loan, in addition to other factors. The aggregate output of this information provides a building block for deeper financial analysis, including base-case financial projections, and more importantly, downside-case financial projections. Once the initial research process is completed, the Investment Team can then make a highly informed decision on the quality of a particular loan and whether or not it meets our strict criteria for investment.

Corporate credit analysts at the Investment Advisor are each responsible for coverage of specific industries. Our view is that in order to appropriately analyze and underwrite senior secured loans, each analyst has to be an expert in their respective industry verticals. The Investment Advisor’s corporate credit analysts average over 12 years of experience in broadly syndicated and small to large company credit, and thus have a strong grasp on their respective industries and credit underwriting in general. As it relates to the due diligence process, each analyst draws not only on their personal analytical skillset, but also utilize their networks within the industry. This can include calls and visits with existing company management teams, former industry CEOs, industry experts, private equity sponsors and industry investment bankers. The aggregate of this initial information gathering then lays the groundwork for fundamental financial analysis and detailed financial modeling, whereby the credit analyst constructs a base case and downside case set of projections.

At the conclusion of the due diligence process, the credit analyst presents a formal investment memorandum to the entire Investment Advisor’s investment team, which includes the Investment Committee (which averages over 20 years of credit investing experience) and all industry credit analysts. We view this a bit unique across credit investment firms but believe that given the vast experience of all of our credit analysts, this more fulsome and collaborative process generates better questions and answers and ultimately leads to better investment decisions. Ultimately the Investment Committee needs to have a unanimous vote in order to approve any of our investments, working in collaboration with our Chief Investment Officer and the Investment Advisor’s loan portfolio manager to size the position appropriately for the risk.

Of equal importance, the monitoring phase of each loan investment is critical to the ultimate success of the loan position. Detailed quarterly writeups and model updates are done for each credit after they report earnings. However, the monitoring process is not just a quarterly event as credit analysts are digesting daily information and news regarding our borrowers, their industries and their competitors.

Our seasoned Investment Committee and credit analysts have significant experience investing in both broadly syndicated and small to large company corporate debt. The Investment Advisor’s detailed and consistent investment process make it uniquely qualified to achieve the Company’s objective of maximizing total return while minimizing risk.

Investment Process – CLO Debt and Equity

The Investment Advisor’s CLO debt and equity investment strategy has also been consistent throughout multiple credit environments and is focused on three main areas: structure and documentation of the CLO, the underlying portfolio of the CLO, and the collateral manager of the CLO.

The structures of CLOs have become more robust since the pre-financial crisis era, with subordination of each rated tranche essentially improving by one rating category (i.e., a current BBB-rated tranche may have similar credit support from a subordination perspective as a pre-financial crisis A-rated tranche). CLO equity leverage is also lower from the pre-financial crisis era, with the equity tranche now representing about 9-10% of current structures versus about 7% in pre-crisis structures. The Investment Advisor believes that no two CLO structures are identical, thus it is critical to analyze the nuances of each structure and the underlying documentation. For example, CLOs with higher overcollateralization cushions can help protect CLO equity from future cash diversion in a stressed scenario. From a documentation standpoint, while post-financial crisis documents are more standardized, it is critical to understand the nuances of each CLO, such as optional redemption rights, collateral quality limitations, reinvestment language optionality, and the ability to flush excess par to the equity holders.

A second critical aspect of the CLO investment process is the Investment Advisor’s focus on the overall portfolio characteristics and underlying loans within a CLO. From a top-down perspective we focus on the weighted-average rating factor (“WARF”), diversity, spread, loan bid depth, facility size, rating distribution and price distribution of the entire portfolio. For example, two portfolios with a weighted-average price of $98.00 may have very different overall portfolio characteristics, such as a higher concentration in lower-rated loans, which could lead to issues during a downgrade cycle. In addition, given our strong corporate credit investment team, we focus on the individual names of the underlying portfolio, with great focus on any loans we perceive to have heightened credit risk.

The collateral manager of the CLO is the third aspect the Investment Advisor spends a significant amount of its due diligence effort analyzing. The Investment Advisor tracks data compiled from third-party sources such as Intex, Moody’s Analytics and Bloomberg, as well as proprietary internal systems to create a detailed analysis of the CLO collateral manager universe. This process leads to rankings of collateral managers based on all of the criteria mentioned above (i.e., WARF, spread, price, liquidity, etc.). In addition to the analytical and statistical process, the Investment Advisor also performs due diligence on collateral managers via in-person meetings and via telephone calls. Our goal is to meet the collateral managers we invest in at least twice per year in person.

Investment Process – ESG Integration

We believe that integrating environmental, social and corporate governance (“ESG”) criteria should be an important component of our investment philosophy and process. Effective March 1, 2021, we have implemented policies and procedures to screen for ESG criteria in our potential investments, and our Investment Committee is responsible for monitoring our investments to ensure that our ESG guidelines are met.

Our ESG guidelines state that we will not directly purchase any “Prohibited ESG Security.” We define a “Prohibited ESG Security” as any debt obligation of, equity interest in, or credit default swap referencing a company where the consolidated group is a group whose Primary Business Activity (as defined below) at the time of purchase is: (i) the speculative extraction of oil and gas (commonly referred to as exploration and production); (ii) the speculative extraction of thermal coal or the generation of electricity using coal; (iii) the production of or trade in Controversial Weapons (as defined below); (iv) the production of or trade in components or services that have been specifically designed or designated for military purposes for the functioning of Controversial Weapons; or (v) the trade in (a) hazardous chemicals, pesticides and wastes, ozone depleting substances, endangered or protected wildlife or wildlife products, of which production or trade is banned by applicable global conventions and agreements; (b) pornography or prostitution; (c) tobacco or tobacco-related products; (d) subprime lending or payday lending activities; or (e) weapons or firearms. We define “Controversial Weapons” as any controversial weapons (such as cluster bombs, anti-personnel mines, chemical or biological weapons) which are prohibited under applicable international treaties or conventions. We define “Primary Business Activity” as, in relation to a consolidated group of companies, for the purposes of determining whether a security is a Prohibited ESG Security, where such group derives more than 50 percent of its revenues for the relevant business, trade or production (as applicable).

Following its effectiveness on March 1, 2021, our ESG guidelines are followed by our Investment Committee on a go-forward basis, and certain of our investments held prior to March 1, 2021, including as set forth in the schedule of investments herein or in our prior quarterly reports on Form 10-Q, may not have satisfied our newly adopted ESG guidelines. Our Investment Committee is responsible for the execution and continued progress of integration of ESG criteria into our investment strategy, and will support efforts to collaborate with our investors and others in the investment industry to assess and prioritize the ESG topics that are most relevant to the Company and our investors.

Investment Committee

The Investment Advisor’s Investment Committee is chaired by Angie K. Long, and the other members of the Investment Committee are Christopher D. Long, Matthew L. Bloomfield and Jeffrey D. Fox. The members of the Investment Committee are jointly responsible for the day to day management of the portfolio, and have equal rights with respect to the management of the portfolio. The extensive experience of the investment professionals serving on our Investment Committee includes expertise in privately originated and publicly traded leveraged credit, stressed and distressed debt, bankruptcy, mergers and acquisitions and private equity. This diverse skill set provides a range of perspectives in the evaluation of each investment opportunity.

Competition

Our primary competitors in providing debt financing include public and private funds, other business development companies, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy as a RIC.

We use the expertise of the investment professionals of the Investment Advisor to which we have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we seek to use the relationships of the Investment Advisor to enable us to learn about, and compete effectively for, financing opportunities with attractive small to large private companies in the industries in which we seek to invest. For additional information concerning the competitive risks we face, see “Item 1A. Risk Factors—Risks Relating to our Business and Structure—Operation in a Highly Competitive Market for Investment Opportunities.”

Expenses

 Our primary operating expenses include the payment of fees to the Investment Advisor under the Advisory Agreement, our allocable portion of overhead and rental expenses under the Administration Agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, including:

●	interest expense and other costs associated with our indebtedness;

●	the cost of calculating our net asset value, including the cost of any third-party valuation services;

●	the cost of effecting sales and repurchases of shares of our common stock and other securities;

●	fees payable to third parties relating to making investments, including our Investment Advisor’s or its affiliates’ travel expenses, research costs and out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments;

●	transfer agent and custodial fees;

●	operating costs incurred prior to the commencement of our operations;

●	out-of-pocket fees and expenses associated with marketing efforts;

●	federal and state registration fees and any stock exchange listing fees;

●	U.S. federal, state and local taxes;

●	Independent Directors’ fees and expenses;

●	brokerage commissions and markups;

●	fidelity bond, directors’ and officers’ liability insurance and other insurance premiums;

●	direct costs, such as printing, mailing, long distance telephone and staff;

●	fees and expenses associated with independent audits and outside legal costs;

●	costs associated with our reporting and compliance obligations under the 1940 Act and other applicable U.S. federal and state securities laws; and

●	other expenses incurred by the Administrator or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion (subject to the review and approval of our Board) of overhead, including rental expenses.

Employees

We do not currently have any employees. Each officer of the Company is an employee of the Investment Advisor or its affiliates. See “Item 10. Directors, Executive Officers, and Corporate Governance.”

Our day-to-day investment operations are managed by the Investment Advisor. Pursuant to its Resource Sharing Agreement with Palmer Square, the Investment Advisor has access to the individuals who comprise our Investment Advisor’s Investment Committee and Investment Team. The Investment Advisor may hire additional investment professionals to provide services to us, based upon its needs. See above “Item 1. Business — The Investment Advisor.”

Regulation as a Business Development Company

We have elected to be regulated as a BDC under the 1940 Act. A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to them.

We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a majority of the outstanding voting securities, as required by the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (a) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50% of the outstanding voting securities of such company.

As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities.

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons, as defined in Section 2(a)(19) of the 1940 Act, and, in some cases, prior approval by the SEC. As a BDC, we are limited in our ability to invest in any portfolio company in which our Investment Advisor or any of its affiliates currently has an investment or to make any co-investments with our Investment Advisor or its affiliates without an exemptive order from the SEC, subject to certain exceptions.

We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate. The portion of our portfolio invested in securities issued by investment companies ordinarily will subject our stockholders to additional expenses. Our investment portfolio is also subject to diversification requirements by virtue of our qualification as a RIC for U.S. tax purposes and our intention to continue to operate in a manner so as to qualify for the tax treatment applicable to RICs.

In addition, investment companies registered under the 1940 Act and private funds that are excluded from the definition of “investment company” pursuant to either Section 3(c)(1) or 3(c)(7) of the 1940 Act may not acquire directly or through a controlled entity more than 3% of our total outstanding voting stock (measured at the time of the acquisition), unless the funds comply with an exemption under the 1940 Act. As a result, certain of our investors may hold a smaller position in our shares than if they were not subject to these restrictions.

We will generally not be able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. We will comply with the conditions set forth in Section 63(2) of the 1940 Act when selling our common stock at a price below net asset value. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

We will be periodically examined by the SEC for compliance with the 1940 Act.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any assets other than assets of the type listed in section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

●	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

●	is organized under the laws of, and has its principal place of business in, the United States;

●	is not an investment company (other than a small business investment company wholly owned by the Company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

●	satisfies any of the following:

●	does not have any class of securities that is traded on a national securities exchange;

●	has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non- voting common equity of less than $250 million;

●	is controlled by a business development company or a group of companies including a business development company and the business development company has an affiliated person who is a director of the eligible portfolio company; or

●	is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.

●	Securities of any eligible portfolio company that we control.

●	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

●	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

●	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities.

●	Cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment.

Limitations on Leverage

We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities.

Managerial Assistance to Portfolio Companies

A BDC must be operated for the purpose of making investments in the types of securities described under “—Regulation as a Business Development Company—Qualifying Assets,” above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, the BDC will satisfy this test if one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does in fact provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, such that at least 70% of our assets are qualifying assets.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage.

Code of Ethics

We and our Investment Advisor have adopted codes of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establish procedures for personal investments and restrict certain transactions by our personnel. The codes of ethics generally do not permit investments by our employees or employees of our Investment Advisor in securities that may be purchased or held by us.

We hereby undertake to provide a copy of the codes to any person, without charge, upon request. Requests for a copy of the codes may be made in writing addressed to Palmer Square Capital BDC Inc., Attention: Secretary, 1900 Shawnee Mission Parkway, Suite 315, Mission Woods, Kansas 66205, or by emailing us at: investorrelations@palmersquarecap.com.

Compliance Policies and Procedures

We and our Investment Advisor have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a chief compliance officer to be responsible for administering the policies and procedures.

Exchange Act and Sarbanes-Oxley Act Compliance

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) imposes a wide variety of regulatory requirements on certain publicly held companies and their insiders. Assuming certain requirements are met, many of these requirements affect us. For example:

●	pursuant to Rule 13a-14 of the Exchange Act, our chief executive officer and chief financial officer are required to certify the accuracy of the consolidated financial statements contained in our periodic reports;

●	pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

●	pursuant to Rule 13a-15 of the Exchange Act, subject to certain assumptions, our management is required to prepare an annual report regarding its assessment of our internal control over financial reporting and, depending on our accelerated filer status, this report may be required to be audited by our independent registered public accounting firm; and

●	pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were material changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to our Investment Advisor. The Proxy Voting Policies and Procedures of our Investment Advisor are set forth below. The guidelines are reviewed periodically by our Investment Advisor and our Independent Directors, and, accordingly, are subject to change.

An investment adviser registered under the Advisers Act has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, our Investment Advisor recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients. These policies and procedures for voting proxies for our Investment Advisor’s investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Our Investment Advisor intends to vote proxies relating to our securities in the best interest of the Company’s stockholders. It reviews on a case-by-case basis each proposal submitted for a stockholder vote to determine its impact on the portfolio securities held by the Company. Although our Investment Advisor will generally vote against proposals that may have a negative impact on the Company’s portfolio securities, it may vote for such a proposal if there exists compelling long-term reasons to do so.

The proxy voting decisions of our Investment Advisor are made by the senior officers who are responsible for monitoring each of the Company’s  investments. To ensure that its vote is not the product of a conflict of interest, it will require that: (a) anyone involved in the decision-making process disclose to its chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (b) employees involved in the decision making process or vote administration are prohibited from revealing how our Investment Advisor intends to vote on a proposal in order to reduce any attempted influence from interested parties.

Privacy Principles

The Company looks to protect nonpublic personal data. The Company’s privacy policy summarized below is intended to be compliant with the federal and state regulations as applied to the Company.

From time to time nonpublic personal information of our stockholders may be collected as required for legitimate business purposes. The following are sources of information collected:

1.	Subscription Agreements, investor questionnaires and other forms, which may include a stockholder’s name, address, social security number and personally identifiable financial information;

2.	Account history, including information about a stockholder’s shares, such as capital contributions, share purchases and sales and distributions from the Company;

3.	Transactions with the Company, including information the Company receives and maintains relating to securities transactions with and through the Company; and

4.	Correspondence, written, telephonic or electronic, between stockholders and the Company, the Investment Advisor, any of the Investment Advisor’s affiliates or any of the Company’s service providers.

In addition to the sources listed above, the Company and the Investment Advisor and its affiliates may also collect this information from their respective internet web sites, if applicable.

The Company may share all of the information that we collect, as described above, with our Investment Advisor and its affiliates in order to service stockholder accounts or provide stockholders with information about other products and services offered by the Company or the Investment Advisor or its affiliates that may be of interest to them.

In addition, the Company may disclose all of the information that it collects about stockholders to certain third parties who are not affiliated with the Company or the Investment Advisor or its affiliates under one or more of the following circumstances:

1.	As Authorized – if a stockholder requests or authorizes disclosure of the information.

2.	As Required by Law – for example, to cooperate with regulators or law enforcement authorities.

3.	As Permitted by Law – for example, sharing information with companies that maintain, process or service Company or stockholder accounts or financial products and services or who effect, administer or enforce Company or stockholder transactions is permitted. Among other activities, the Company and its Investment Advisor and its affiliates may share information with persons acting in a representative or fiduciary capacity on the Company’s or a stockholder’s behalf. The Company believes that sharing of information for these purposes is essential to providing stockholders with necessary or useful services with respect to their accounts.

The Company and the Investment Advisor and its affiliates restrict access to nonpublic personal information about stockholders internally to those of their respective employees and agents who need to know the information to enable them to provide services to the stockholders. The Company and the Investment Advisor and its affiliates maintain physical, electronic and procedural safeguards to guard stockholder’s nonpublic personal information.

Reporting Obligations

We are a reporting company under the Exchange Act and are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act.

We will furnish our stockholders with annual reports containing audited consolidated financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. As a BDC, we are required to file quarterly reports on Form 10-Q, annual reports on Form 10-K and current reports on Form 8-K with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC which is available on the SEC’s Internet site at http://www.sec.gov.

Certain U.S. Federal Income Tax Considerations

The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in our shares. This summary does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, we have not described tax consequences that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, dealers in securities, pension plans and trusts, financial institutions, partnerships and other pass- through entities, U.S. stockholders (as defined below) whose functional currency is not the U.S. dollar, persons who mark-to-market our shares and persons who hold our shares as part of a “straddle,” “hedge” or “conversion” transaction. This summary assumes that investors hold our common stock as capital assets (within the meaning of the Code). The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as of the date hereof and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the Internal Revenue Service (the “IRS”) regarding any matter discussed herein. Tax counsel has not rendered any legal opinion regarding any tax consequences relating to us or our stockholders. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets.

For purposes of this discussion, a “U.S. stockholder” generally is a beneficial owner of shares of our common stock who is for U.S. federal income tax purposes:

●	a citizen or individual resident of the United States;

●	a corporation (or other entity taxable as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States or any political subdivision thereof;

●	a trust if (a) a court in the United States has primary supervision over its administration and one or more U.S. persons have the authority to control all substantial decisions of the trust, or (b) the trust has a valid election in effect under applicable U.S. Treasury regulations to be treated as a U.S. person for federal income tax purposes; or

●	an estate, the income of which is subject to U.S. federal income taxation regardless of its source.

A “Non-U.S. stockholder” generally is a beneficial owner of shares of our common stock that is not a U.S. stockholder.

If a partnership (including an entity treated as a partnership for U.S. federal income tax purposes) holds shares of our common stock, the tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership. A prospective stockholder that is a partner in a partnership holding shares of our common stock should consult his, her or its tax advisers with respect to the purchase, ownership and disposition of shares of our common stock.

Tax matters are complicated and the tax consequences to an investor of an investment in our shares will depend on the facts of the investor’s particular situation. We encourage investors to consult their own tax advisers regarding the specific consequences of such an investment, including tax reporting requirements, the applicability of federal, state, local and foreign tax laws, including the potential application of U.S. withholding taxes, eligibility for the benefits of any applicable tax treaty and the effect of any possible changes in the tax laws.

Election to be Taxed as a RIC

As a BDC, we have elected, and intend to qualify annually, as a RIC under Subchapter M of the Code, beginning with our initial taxable year ending December 31, 2020. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our earnings and profits. To qualify for and maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to obtain RIC tax treatment, we must timely distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).

Taxation as a RIC

If we:

●	qualify as a RIC; and

●	satisfy the Annual Distribution Requirement,

then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain (generally defined as net long-term capital gains in excess of short-term capital losses) we distribute (or are deemed to distribute) to stockholders. We will be subject to U.S. federal income tax at regular corporate rates on any net income or net capital gain not distributed (or deemed distributed) to our stockholders.

We will be subject to a nondeductible U.S. federal excise tax of 4% on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 of that calendar year and (3) any income realized, but not distributed, in preceding years and on which we paid no federal income tax (“Excise Tax Distribution Requirement”).

To qualify as a RIC for federal income tax purposes, we must, among other things:

●	continue to qualify to be treated as a BDC under the 1940 Act at all times during each taxable year;

●	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities, loans, gains from the sale of stock or other securities, net income from certain “qualified publicly-traded partnerships,” or other income derived with respect to our business of investing in such stock or securities the (“90% Income Test”); and

●	diversify our holdings so that at the end of each quarter of the taxable year:

(i)	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of such issuer; and

(ii)	no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more “qualified publicly-traded partnerships,” (the “Diversification Tests”).

To the extent that we invest in entities treated as partnerships for U.S. federal income tax purposes (other than a “qualified publicly traded partnership”), we generally must include the items of gross income derived by the partnerships for purposes of the 90% Income Test, and the income that is derived from a partnership (other than a “qualified publicly traded partnership”) will be treated as qualifying income for purposes of the 90% Income Test only to the extent that such income is attributable to items of income of the partnership which would be qualifying income if realized by us directly. In addition, we generally must take into account our proportionate share of the assets held by partnerships in which we are a partner (other than a “qualified publicly traded partnership”) for purposes of the Diversification Tests.

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so may limit our ability to deduct interest expenses for tax purposes, which is subject to other limitations under U.S. federal income tax law.

We intend to invest a portion of our net assets in below investment grade instruments (rated lower than “Baa3” by Moody’s Investors Service or lower than “BBB-” by Standard & Poor’s Corporation), which are often referred to as “junk” bonds. Investments in these types of instruments may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. We will address these and other issues to the extent necessary to seek to ensure that we distribute sufficient income so that we do not become subject to U.S. federal income or excise tax.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Regulation as a Business Development Company — Senior Securities.” Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets to meet the Annual Distribution Requirement or the Excise Tax Distribution Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

Failure to Qualify as a RIC

If we were unable to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our stockholders. Distributions would not be required, and any distributions would be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations in the Code, such distributions may be eligible for the preferential maximum rate applicable to qualified dividend income of individual stockholders to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees may be eligible for a dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain.

To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the nonqualifying year, we would be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent 5 years, unless we made a special election to pay corporate-level U.S. federal income tax on such built-in gains at the time of our requalification as a RIC.

The remainder of this discussion assumes that we qualify as a RIC and satisfy the Annual Distribution Requirement.

Taxation of U.S. Stockholders

Distributions by us generally are taxable to U.S. stockholders as ordinary income or capital gains. Distributions of our “investment company taxable income” (which is, generally, our net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses) will be taxable as ordinary income to U.S. stockholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional common stock. To the extent such distributions paid by us to non-corporate stockholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations, such distributions (“Qualifying Dividends”) may be eligible for a maximum tax rate of 20%, provided that we properly report such distribution as “qualifying dividend income” in a written statement furnished to our stockholders and certain holding period and other requirements are satisfied. In this regard, it is not anticipated that a significant portion of distributions paid by us will be attributable to qualifying dividends; therefore, our distributions generally will not qualify for the preferential maximum rate applicable to Qualifying Dividends. Distributions of our net capital gain (which is generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly designated by us as “capital gain dividends” will be taxable to a U.S. stockholder as long-term capital gains that are currently generally taxable at a maximum rate of 20% in the case of individuals, trusts or estates, regardless of the U.S. stockholder’s holding period for his, her or its common stock and regardless of whether paid in cash or reinvested in additional common stock. Distributions in excess of our earnings and profits first will reduce a U.S. stockholder’s adjusted tax basis in such stockholder’s common stock and, after the adjusted basis is reduced to zero, will constitute capital gains to such U.S. stockholder.

Although we currently intend to distribute any long-term capital gain at least annually, we may in the future decide to retain some or all of our long-term capital gain, but designate the retained amount as a “deemed distribution.” In that case, among other consequences, we will pay tax on the retained amount, each U.S. stockholder will be required to include his, her or its proportionate share of the deemed distribution in income as if it had been actually distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit equal to his, her or its allocable share of the tax paid thereon by us. The amount of the deemed distribution net of such tax will be added to the U.S. stockholder’s tax basis for his, her or its common stock. Since we expect to pay tax on any retained capital gain at our regular corporate tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on net capital gain, the amount of tax that individual stockholders will be treated as having paid and for which they will receive a credit will exceed the tax they owe on the retained net capital gain. Such excess generally may be claimed as a credit against the U.S. stockholder’s other U.S. federal income tax obligations or may be refunded to the extent it exceeds a stockholder’s liability for U.S. federal income tax. A stockholder that is not subject to U.S. federal income tax or otherwise required to file a U.S. federal income tax return would be required to file a U.S. federal income tax return on the appropriate form to claim a refund for the taxes we paid. To utilize the deemed distribution approach, we must provide written notice to our stockholders prior to the expiration of 60 days after the close of the relevant taxable year. We cannot treat any of our investment company taxable income as a “deemed distribution.”

For purposes of determining (1) whether the Annual Distribution Requirement is satisfied for any year and (2) the amount of distributions paid for that year, we may, under certain circumstances, elect to treat a distribution that is paid during the following taxable year as if it had been paid during the taxable year in question. If we make such an election, the U.S. stockholder will still be treated as receiving the distribution in the taxable year in which the distribution is made. However, any distribution declared by us in October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following year, will be treated as if it had been received by our U.S. stockholders on December 31 of the year in which the distribution was declared.

If an investor purchases shares of our common stock shortly before the record date of a distribution, the price of the shares will include the value of the distribution and the investor will be subject to tax on the distribution even though economically it may represent a return of his, her or its investment.

A stockholder generally will recognize taxable gain or loss if the stockholder sells or otherwise disposes of his, her or its shares of our common stock. The amount of gain or loss will be measured by the difference between such stockholder’s adjusted tax basis in the common stock sold and the amount of the proceeds received in exchange. Any gain arising from such sale or disposition generally will be treated as long-term capital gain or loss if the stockholder has held the shares for more than one year. Otherwise, it will be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of shares of our common stock held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares. In addition, all or a portion of any loss recognized upon a disposition of shares of our common stock may be disallowed if other shares of our common stock or substantially identical position are purchased or acquired (whether through reinvestment of distributions or otherwise) within 30 days before or after the disposition.

In general, individual U.S. stockholders currently are subject to a maximum federal income tax rate of 20% on their net capital gain (i.e., the excess of realized net long-term capital gains over realized net short-term capital losses), including any long-term capital gain derived from an investment in our shares. Such rate is lower than the maximum rate on ordinary income currently payable by individuals. In addition, an additional 3.8% Medicare tax will be imposed on certain net investment income (including ordinary dividends and capital gain distributions received from us and net gains from redemptions or other taxable dispositions of our common stock) of U.S. high-income individuals, and certain estates and trusts. Corporate U.S. stockholders currently are subject to federal income tax on net capital gain at the maximum 21% corporate income tax rate also applied to ordinary income. Non-corporate stockholders with net capital losses for a year (i.e., capital losses in excess of capital gains) generally may deduct up to $3,000 of such losses against their ordinary income each year; any net capital losses of a non-corporate stockholder in excess of $3,000 generally may be carried forward and used in subsequent years as provided in the Code. Corporate stockholders generally may not deduct any net capital losses for a year, but may carry back such losses for three years or carry forward such losses for five years.

We (or if a U.S. stockholder holds shares through an intermediary, such intermediary) will send to each of our U.S. stockholders, as promptly as possible after the end of each calendar year, a notice detailing, on a per share and per distribution basis, the amounts includible in such U.S. stockholder’s taxable income for such year as ordinary income and as long-term capital gain. In addition, the federal tax status of each year’s distributions generally will be reported to the IRS (including the amount of distributions, if any, eligible for the preferential maximum rate). Distributions paid by us generally will not be eligible for the dividends-received deduction. Distributions may also be subject to additional state, local and foreign taxes depending on a U.S. stockholder’s particular situation.

We are required to report adjusted cost basis information for covered securities which generally include shares of a RIC acquired after January 1, 2012 to the IRS and to taxpayers. The tax regulations require that we elect a default tax identification methodology to perform the required reporting. We have chosen the first-in-first-out (“FIFO”) method as the default tax lot identification method for our stockholders. This is the method we will use to determine which specific shares are deemed to be sold when a stockholder’s entire position is not sold in a single transaction and is the method in which “covered” share sales will be reported on a stockholder’s Form 1099. However, at the time of purchase or upon the sale of “covered” shares, stockholders may generally choose a different tax lot identification method. Stockholders should consult a tax advisor with regard to their personal circumstances as the Company and its service providers do not provide tax advice. Stockholders should contact their financial intermediaries with respect to reporting of cost basis and available elections for their accounts.

Backup Withholding. We may be required to withhold federal income tax (“backup withholding”), currently at a rate of 24%, from all distributions to any non-corporate U.S. stockholder (1) who fails to furnish us with a correct taxpayer identification number or a certificate that such stockholder is exempt from backup withholding or (2) with respect to whom the IRS notifies us that such stockholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number generally is his or her social security number. Any amount withheld under backup withholding is allowed as a credit against the U.S. stockholder’s federal income tax liability, provided that proper information is provided to the IRS.

Reportable Transactions Reporting. If a U.S. stockholder recognizes a loss with respect to shares of our common stock of $2 million or more for an individual stockholder or $10 million or more for a corporate stockholder, the stockholder must file with the IRS a disclosure statement on Form 8886. The fact that a loss is reportable under these regulations does not affect the legal determination of whether the taxpayer’s treatment of the loss is proper. U.S. stockholders should consult their tax advisors to determine the applicability of these regulations in light of their specific circumstances.

U.S. Taxation of Tax-Exempt U.S. Stockholders

A U.S. stockholder that is a tax-exempt organization for U.S. federal income tax purposes and therefore generally exempt from U.S. federal income taxation may nevertheless be subject to taxation to the extent that it is considered to derive unrelated business taxable income (“UBTI”). The direct conduct by a tax-exempt U.S. stockholder of the activities we propose to conduct could give rise to UBTI. However, a BDC is a corporation for U.S. federal income tax purposes and its business activities generally will not be attributed to its stockholders for purposes of determining their treatment under current law.

Therefore, a tax-exempt U.S. stockholder generally should not be subject to U.S. taxation solely as a result of the stockholder’s ownership of our stock and receipt of dividends with respect to such stock. Moreover, under current law, if we incur indebtedness, such indebtedness generally will not be attributed to a tax-exempt U.S. stockholder. Therefore, a tax-exempt U.S. stockholder should not be treated as earning income from “debt- financed property” and dividends we pay should not be treated as “unrelated debt-financed income” solely as a result of indebtedness that we incur. Proposals periodically are made to change the treatment of “blocker” investment vehicles interposed between tax-exempt investors and non- qualifying investments. In the event that any such proposals were to be adopted and applied to BDCs, the treatment of dividends payable to tax- exempt investors could be adversely affected.

Taxation of Non-U.S. Stockholders

The following discussion applies only to Non-U.S. stockholders. Whether an investment in our shares is appropriate for a Non-U.S. stockholder will depend upon that person’s particular circumstances. An investment in our shares by a Non-U.S. stockholder may have adverse tax consequences. Non-U.S. stockholders should consult their tax advisers before investing in our common stock.

Distributions of our investment company taxable income to Non-U.S. stockholders (including interest income and realized net short-term capital gains in excess of realized long-term capital losses, which generally would be free of withholding if paid to Non-U.S. stockholders directly) will be subject to withholding of federal tax at a 30% rate (or lower rate provided by an applicable treaty) to the extent of our current and accumulated earnings and profits unless an applicable exception applies. If the distributions are effectively connected with a U.S. trade or business of the Non-U.S. stockholder, we will not be required to withhold federal tax if the Non-U.S. stockholder complies with applicable certification and disclosure requirements, although the distributions will be subject to federal income tax at the rates applicable to U.S. persons. (Special certification requirements apply to a Non-U.S. stockholder that is a foreign partnership or a foreign trust, and such entities are urged to consult their own tax advisers.)

In addition, with respect to certain distributions made by RICs to Non-U.S. stockholders, no withholding will be required and the distributions generally will not be subject to federal income tax if (i) the distributions are properly designated in a notice timely delivered to our stockholders as “interest-related dividends” or “short-term capital gain dividends,” (ii) the distributions are derived from sources specified in the Code for such dividends and (iii) certain other requirements are satisfied. No assurance can be given as to whether any of our distributions will be reported as eligible for this exemption from withholding tax.

Actual or deemed distributions of our net capital gains to a Non-U.S. stockholder, and gains recognized by a Non-U.S. stockholder upon the sale of our common stock, generally will not be subject to federal withholding tax and will not be subject to U.S. federal income tax unless (i) the distributions or gains, as the case may be, are effectively connected with a U.S. trade or business of the Non-U.S. stockholder and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the Non-U.S. stockholder in the United States, or such Non-U.S. stockholder in the United States or (ii) in the case of an individual stockholder, the stockholder is present in the United States for a period or periods aggregating 183 days or more during the year of the sale or the receipt of the distributions or gains and certain other conditions are met.

If we distribute our net capital gains in the form of deemed rather than actual distributions, a Non-U.S. stockholder will be entitled to a U.S. federal income tax credit or tax refund equal to the stockholder’s allocable share of the tax we pay on the capital gains deemed to have been distributed. To obtain the refund, the Non-U.S. stockholder must obtain a U.S. taxpayer identification number and file a U.S. federal income tax return even if the Non-U.S. stockholder would not otherwise be required to obtain a U.S. taxpayer identification number or file a U.S. federal income tax return. For a corporate Non-U.S. stockholder, distributions (both actual and deemed), and gains realized upon the sale of our common stock that are effectively connected to a U.S. trade or business may, under certain circumstances, be subject to an additional “branch profits tax” at a 30% rate (or at a lower rate if provided for by an applicable treaty). Accordingly, investment in the shares may not be appropriate for a Non-U.S. stockholder.

Backup Withholding. A Non-U.S. stockholder who is a non-resident alien individual, and who is otherwise subject to U.S. federal withholding tax, may be subject to information reporting and backup withholding of federal income tax on dividends unless the Non-U.S. stockholder provides us or the dividend paying agent with an IRS Form W-8BEN (or an acceptable substitute form) or otherwise meets documentary evidence requirements for establishing that it is a Non-U.S. stockholder or otherwise establishes an exemption from backup withholding.

Non-U.S. stockholders may also be subject to U.S. estate tax with respect to their investment in our common stock.

Foreign Account Tax Compliance Act

Legislation commonly referred to as the “Foreign Account Tax Compliance Act,” or “FATCA,” generally imposes a 30% withholding tax on payments of certain types of income to foreign financial institutions (“FFIs”) unless such FFIs either (i) enter into an agreement with the U.S. Treasury to report certain required information with respect to accounts held by U.S. persons (or held by foreign entities that have U.S. persons as substantial owners) or (ii) reside in a jurisdiction that has entered into an intergovernmental agreement (“IGA”) with the United States to collect and share such information and are in compliance with the terms of such IGA and any enabling legislation or regulations. The types of income subject to the tax include U.S. source interest and dividends. The information required to be reported includes the identity and taxpayer identification number of each account holder that is a U.S. person and transaction activity within the holder’s account. Depending on the status of a Non-U.S. stockholder and the status of the intermediaries through which they hold their shares, Non-U.S. stockholders could be subject to this 30% withholding tax with respect to distributions on their shares and proceeds from the sale of their shares. Stockholders may be requested to provide additional information to us to enable us to determine whether withholding is required, such as W-8BEN, W-8BEN-E or other applicable series W-8.

Non-U.S. persons should consult their own tax advisers with respect to the U.S. federal income tax and withholding tax, and state, local and foreign tax consequences of an investment in the shares.

Legislative or Other Actions Affecting RICs

The foregoing discussion is only a summary and is based upon existing federal income tax law. You should recognize that the federal income tax treatment of an investment in us may be modified at any time by legislative, judicial or administrative action. Any such changes may have a retroactive effect with respect to existing transactions and investments and may modify the statements made above. You are urged to consult with your own tax advisor with respect to the impact of recent legislation, including the Tax Act, on your investment in our shares.

THE FOREGOING DISCUSSION SHOULD NOT BE CONSIDERED TO DESCRIBE FULLY THE FEDERAL INCOME TAX CONSEQUENCES OF AN INVESTMENT IN US. YOU ARE STRONGLY ADVISED TO CONSULT WITH YOUR TAX ADVISORS WITH RESPECT TO THE FEDERAL, STATE, LOCAL AND FOREIGN INCOME TAX CONSEQUENCES OF AN INVESTMENT IN US.

Item 1A. Risk Factors

Investing in our common stock involves a number of significant risks. The investor should be aware of various risks, including those described below. The investor should carefully consider these risk factors, together with all of the other information included in this Annual Report. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also materially and adversely affect our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, the net asset value of our common stock could decline, and an investor may lose all or part of his or her investment.

The following is a summary of the principal risks that you should carefully consider before investing in our securities. Further details regarding each risk included in the below summary list can be found further below.

●	Dependence Upon Key Personnel of Palmer Square and the Investment Advisor – The success of the Company is highly dependent on the financial and managerial expertise of the Investment Advisor and, in turn, Palmer Square.

●	Operation in a Highly Competitive Market for Investment Opportunities – The business of investing in assets meeting our investment objective is highly competitive.

●	Financing Investments With Borrowed Money – The use of leverage magnifies the potential for gain or loss on amounts invested.

●	Changes in Interest Rates May Affect Our Cost of Capital and Net Investment Income – Because we borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds.

●	Regulations Governing Our Operation as a BDC – Regulations governing our operation as a BDC affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative impact on our growth.

●	Investments in Leveraged Portfolio Companies – Leveraged companies in which we invest may have limited financial resources and may be unable to meet their obligations under their loans and debt securities that we hold.

●	Risks Regarding Distributions – We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions.

●	Potential Material and Adverse Effect of Events Outside of Our Control – Potential material and adverse effect of events outside of our control could impact the Company and our portfolio companies and investments.

Risks Related to our Business and Structure

Limited Operating History

We began operations on January 23, 2020 and have limited operating history. As a result, the Company is subject to all of the business risks and uncertainties associated with any new business, including the risk that it will not achieve its investment objectives and that the value of your investment could decline substantially or that the investor will suffer a complete loss of its investment in the Company.

In addition, neither Palmer Square nor the Investment Advisor has ever previously managed a BDC. The 1940 Act imposes numerous constraints on the operations of BDCs that generally do not apply to other investment vehicles managed by Palmer Square. BDCs are required, for example, to invest at least 70% of their total assets primarily in securities of U.S. private or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. The Company, the Investment Advisor or Palmer Square have limited experience operating or advising under these constraints, which may hinder the Company’s ability to take advantage of attractive investment opportunities and to achieve its investment objective.

Dependence Upon Key Personnel of Palmer Square and the Investment Advisor

The success of the Company is highly dependent on the financial and managerial expertise of the Investment Advisor and, in turn, Palmer Square. The individuals may not necessarily continue to remain employed by Palmer Square during the entire term of the Company.

The employees of the Investment Advisor and other Palmer Square investment professionals expect to devote such time and attention to the conduct of the Company’s business as such business shall reasonably require. However, there can be no assurance, for example, that the members of the Investment Advisor or such investment professionals will devote any minimum number of hours each week to the affairs of the Company or that they will continue to be employed by Palmer Square. In the event that certain employees of the Investment Advisor cease to be actively involved with the Company, we will be required to rely on the ability of Palmer Square to identify and retain other investment professionals to conduct the Company’s business.

Dependence on Strong Referral Relationships

We depend upon our Investment Advisor to maintain its relationships with private equity sponsors, placement agents, investment banks, management groups and other financial institutions, and we expect to rely to a significant extent upon these relationships to provide us with potential investment opportunities. If our Investment Advisor fails to maintain such relationships, or to develop new relationships with other sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom our Investment Advisor has relationships are not obligated to provide us with investment opportunities, and we can offer no assurance that these relationships will generate investment opportunities for us in the future.

Expedited Investment Decisions

Investment analyses and decisions by the Investment Advisor may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities. In these cases, the information available to the Investment Advisor at the time of making an investment decision may be limited. Therefore, no assurance can be given that the Investment Advisor will have knowledge of all circumstances that may adversely affect an investment. In addition, the Investment Advisor expects to rely upon independent consultants and other sources in connection with its evaluation of proposed investments, and no assurance can be given as to the accuracy or completeness of the information provided by such independent consultants or other sources, or as to the Company’s right of recourse against them in the event errors or omissions do occur.

Ability to Manage Our Business Effectively

Our ability to achieve our investment objective will depend on our ability to manage our business and to grow our investments and earnings. This will depend, in turn, on our Investment Advisor’s ability to identify, invest in and monitor portfolio companies that meet our investment criteria. The achievement of our investment objectives on a cost-effective basis will depend upon our Investment Advisor’s execution of our investment process, its ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Conflicts Related to Obligations

The employees of our Investment Advisor serve, or may serve, as officers, directors, members, or principals of entities that operate in the same or a related line of business as we do, or of investment funds, accounts, or investment vehicles managed by it and/or its affiliates. Similarly, the Investment Advisor and its affiliates may have other clients with similar, different or competing investment objectives.

In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. There is a potential that we will compete with these clients, and other entities managed the Investment Advisor and its affiliates, for capital and investment opportunities. As a result, the Investment Advisor and, as applicable, the members of the Investment Committee may face conflicts in the allocation of investment opportunities among us and the investment funds, accounts and investment vehicles managed by the Investment Advisor and its affiliates. Our Investment Advisor intends to allocate investment opportunities among eligible investment funds, accounts and investment vehicles in a manner that is fair and equitable over time and consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time.

Possession of Material Non-Public Information by Principals and Employees of the Investment Advisor

Principals and other employees of our Investment Advisor, including members of the Investment Advisor’s Investment Committee, may serve as directors of, or in a similar capacity with, portfolio companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material nonpublic information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us.

Incentive Fee Structure Relating to the Investment Advisor

In the course of our investing activities, we will pay management and, subsequent to a Listing, incentive fees to the Investment Advisor. We have entered into an Advisory Agreement with the Investment Advisor. Under the incentive fee structure which will be in place subsequent to a Listing, our adjusted net investment income for purposes thereof will be computed and paid on income that may include interest income that has been accrued but not yet received in cash. This fee structure may give rise to a conflict of interest for the Investment Advisor to the extent that it encourages the Investment Advisor to favor debt financings that provide for deferred interest, rather than current cash payments of interest. The Investment Advisor may have an incentive to invest in deferred interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the incentive fee even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. This risk could be increased because, under our Advisory Agreement, the Investment Advisor is not obligated to reimburse us for incentive fees it receives even if we subsequently incur losses or never receive in cash the deferred income that was previously accrued.

Conflict of Interest Created by Valuation Process for Certain Portfolio Holdings

We expect to make many of our portfolio investments in the form of loans and securities that are not publicly traded and for which no market based price quotation is available. As a result, our Board will determine the fair value of these loans and securities in good faith as described elsewhere in this Annual Report. In connection with that determination, investment professionals from our Investment Advisor may provide our Board with valuations based upon the most recent portfolio company consolidated financial statements available and projected financial results of each portfolio company. The participation of the Investment Advisor’s investment professionals in our valuation process could result in a conflict of interest as the Investment Advisor’s management fee is based, in part, on the value of our total net assets.

Operation in a Highly Competitive Market for Investment Opportunities

The business of investing in assets meeting our investment objective is highly competitive. Competition for investment opportunities includes a growing number of nontraditional participants, such as hedge funds, senior private debt funds, including BDCs, and other private investors, as well as more traditional lending institutions and competitors. Some of these competitors may have access to greater amounts of capital and to capital that may be committed for longer periods of time or may have different return thresholds than the Company, and thus these competitors may have advantages not shared by the Company. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source-of-income, asset diversification and distribution requirements we must satisfy to qualify and maintain our RIC status. Increased competition for, or a diminishment in the available supply of, investments suitable for the Company could result in lower returns on such investments. Moreover, the identification of attractive investment opportunities is difficult and involves a high degree of uncertainty. The Company may incur significant expenses in connection with identifying investment opportunities and investigating other potential investments which are ultimately not consummated, including expenses relating to due diligence, transportation, legal expenses and the fees of other third party advisors.

With respect to the investments we make, we will not seek to compete based primarily on the interest rates we will offer, and we believe that some of our competitors may make loans with interest rates that will be lower than the rates we offer. In the secondary market for acquiring existing loans, we expect to compete generally on the basis of pricing terms. With respect to all investments, we may lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss.

Possibility of the Need to Raise Additional Capital

We may need additional capital to fund new investments and grow our portfolio of investments. We intend to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, we are required to distribute dividends for U.S. federal income tax purposes of an amount generally at least equally to 90% of the sum of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders to qualify and maintain our RIC status. As a result, these earnings will not be available to fund new investments. An inability on our part to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which would have an adverse effect on the value of our securities.

PIK Interest Payments

Certain of our debt investments may contain provisions providing for the payment of PIK interest. Because PIK interest results in an increase in the size of the loan balance of the underlying loan, the receipt by us of PIK interest will have the effect of increasing our assets under management. As a result, because the base management fee that we pay to the Investment Advisor is based on the value of our total net assets, the receipt by us of PIK interest will result in an increase in the amount of the base management fee payable by us. In addition, any such increase in a loan balance due to the receipt of PIK interest will cause such loan to accrue interest on the higher loan balance, which will result in an increase in our pre-incentive fee net investment income and, as a result, an increase in incentive fees that are payable by us to the Investment Advisor after a Listing.

Financing Investments With Borrowed Money

The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. We intend to continue to borrow from, and may in the future issue debt securities to, banks, insurance companies and other lenders. Lenders of these funds will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instruments we may enter into with lenders. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make dividend payments on our common stock. Our ability to service any debt will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%. If this ratio declines below 150%, we will not be able to incur additional debt when it is otherwise advantageous or necessary for us to do so. The amount of leverage that we employ will depend on the Investment Advisor’s and our Board’s assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

In addition, the Credit Facility, the WF Credit Facility, and our future debt facilities may impose financial and operating covenants that restrict our business activities, including limitations that hinder our ability to finance additional loans and investments or to make the distributions required to maintain our ability to be subject to tax as a RIC under the Code.

In the event we default under the Credit Facility, the WF Credit Facility, or any other future borrowing facility, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under the Credit Facility, the WF Credit Facility, or such future borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under the Credit Facility, the WF Credit Facility, or such future borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. As part of certain credit facilities, the right to make capital calls of stockholders may be pledged as collateral to the lender, which will be able to call for capital contributions upon the occurrence of an event of default under such credit facility. To the extent such an event of default does occur, stockholders could therefore be required to fund any shortfall up to their remaining capital commitments, without regard to the underlying value of their investment.

Changes in Interest Rates May Affect Our Cost of Capital and Net Investment Income

Because we borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates would not have a material adverse effect on our net investment income given that we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

Risks Associated with the Discontinuation of LIBOR

In July 2017, the head of the United Kingdom Financial Conduct Authority (the “FCA”) announced that it intends to phase out of the use of LIBOR by the end of 2021, and in December 2020, the ICE Benchmark Administration Limited, a wholly-owned subsidiary of Intercontinental Exchange, Inc. and the administrator of LIBOR, announced that it will extend the LIBOR transition deadline to the end of June 2023. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S. based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. Similarly, financial regulators in the UK, the European Union, Japan, and Switzerland formed working groups with the aim of recommending alternatives to LIBOR denominated in their local currencies. The ARRC is comprised of a diverse set of private-sector entities and a wide array of official-sector entities, banking regulators, and other financial sector regulators. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, it is unclear if other benchmarks may emerge or if other rates will be adopted outside of the U.S.

The expected discontinuation of LIBOR could have a material impact on our business. We expect that the dollar amount of our debt investments and borrowings that will be linked to LIBOR with maturity dates after the anticipated discontinuation of LIBOR will be material. We anticipate operational challenges in connection with the transition away from LIBOR including, but not limited to, amending loan agreements with borrowers on investments that may have not included fallback language and adding effective fallback language to new agreements in the event that LIBOR is discontinued before maturity. Beyond these challenges, we anticipate there may be additional risks to our processes and information systems that will need to be identified and evaluated by us. Due to the uncertainty of the replacement for LIBOR, the potential effect of any such event on our business and results of operations cannot yet be determined. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit we may hold or may be due to us and could have a material adverse effect on our business, financial condition and results of operations.

Uncertainty as to the Value of Certain Portfolio Investments

We expect that certain of our portfolio investments  may take the form of securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not be readily determinable and we will value these investments at fair value as determined in good faith by the Board. Certain of our investments (other than cash and cash equivalents) may be classified as Level 3 assets under Topic 820 of the U.S. Financial Accounting Standards Board’s Accounting Standards Codification, as amended, Fair Value Measurements and Disclosures (“ASC Topic 820”). This means that our portfolio valuations will be based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. We expect that inputs into the determination of fair value of our portfolio investments will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. The types of factors that the Board may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly-traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such loans and securities. In addition, the method of calculating the management fee may result in conflicts of interest between the Investment Advisor, on the one hand, and the stockholders of the Company on the other hand, with respect to valuation of investments.

We will adjust on a quarterly basis the valuation of our portfolio to reflect the Board’s determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statements of operations as net change in unrealized appreciation or depreciation on investments.

Potential Fluctuations in our Net Asset Value

Our net asset value may fluctuate over time and, consequently, you may pay a different price per share at subsequent closings than some other investors paid at earlier closings. The price per share of a subsequent closing may be above net asset value per share to take into account the amortization of organizational and offering expenses. Consequently, investors in subsequent closings may receive a different number of shares for the same capital contribution that earlier investors made depending on the net asset value at the relevant time.

Potential Changes in Investment Objective, Operating Policies or Strategies Without Prior Notice or Stockholder Approval

The Board has the authority, except as otherwise provided in the 1940 Act, to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and the market price of our common stock. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions to our stockholders.

Potential Resignation of the Investment Advisor and/or the Administrator

The Investment Advisor has the right under the Advisory Agreement to resign as our Investment Advisor at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If the Investment Advisor were to resign, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions to our stockholders are likely to be adversely affected.

Risks Associated with Cybersecurity and Cyber Incidents

Our business relies on secure information technology systems. These systems are subject to potential attacks, including through adverse events that threaten the confidentiality, integrity or availability of our information resources (i.e., cyber incidents). These attacks could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption and result in disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could have a material adverse effect on our business, financial condition and results of operations. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by the Investment Advisor and third-party service providers. We, along with our Investment Advisor, have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of the risk of a cyber incident, may be ineffective and do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident. In addition, the costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Furthermore, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

Risks Related to the 1940 Act

Restricted Ability to Enter Into Transactions with Affiliates

The 1940 Act prohibits or restricts our ability to engage in certain principal transactions and joint transactions with certain “First Tier” affiliates and “Second Tier” affiliates. For example, we are prohibited from buying or selling any security from or to any person who owns more than 25% of our voting securities or certain of that person’s affiliates (each is a “First Tier” affiliate), or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. We consider the Investment Advisor and its affiliates, including Palmer Square, to be “First Tier” affiliates for such purposes. We are prohibited under the 1940 Act from participating in certain principal transactions and joint transactions with a “Second Tier” affiliate without the prior approval of our Independent Directors. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be a “Second Tier” affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any security from or to such affiliate without the prior approval of our Independent Directors.

We may, however, invest alongside Palmer Square’s investment funds, accounts and investment vehicles in certain circumstances where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. For example, we may invest alongside such investment funds, accounts and investment vehicles consistent with guidance promulgated by the SEC staff to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that the Investment Advisor and Palmer Square, acting on our behalf and on behalf of such investment funds, accounts and investment vehicles, negotiate no term other than price.

In situations where co-investment with investment funds, accounts and investment vehicles managed by the Investment Advisor and its affiliates, including Palmer Square, is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer or where the different investments could be expected to result in a conflict between our interests and those of these other clients, the Investment Advisor and Palmer Square will need to decide which client will proceed with the investment. These restrictions will limit the scope of investment opportunities that would otherwise be available to us.

We, the Investment Advisor and Palmer Square have been granted exemptive relief from the SEC to permit greater flexibility to negotiate the terms of co-investments if our Board determines that it would be advantageous for us to co-invest with investment funds, accounts and investment vehicles managed by Palmer Square in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that co-investment by us and investment funds, accounts and investment vehicles managed by the Investment Advisor and its affiliates, including Palmer Square, may afford us additional investment opportunities and an ability to achieve greater diversification. Accordingly, our exemptive order permits us to invest with these investment funds, accounts and investment vehicles managed in the same portfolio companies under circumstances in which such investments would otherwise not be permitted by the 1940 Act. Our exemptive relief permitting co-investments applies only if our Independent Directors review and approve each co-investment. The exemptive over imposes other constraints on co-investments that limit the number of instances when the Company may rely on its protections.

Regulations Governing Our Operation as a BDC

Regulations governing our operation as a BDC affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative impact on our growth. We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. We are generally able to issue senior securities such that our asset coverage, as defined in the 1940 Act, equals at least 150% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets decline, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous to use in order to repay a portion of our indebtedness.

Risks Related to our Investments

Potential Impact of Economic Recessions or Downturns

Many of the portfolio companies in which we have invested or expect to make investments are likely to be susceptible to economic slowdowns or recessions and may be unable to repay our loans during such periods. Therefore, the number of our non-performing assets is likely to increase, and the value of our portfolio is likely to decrease during such periods. Adverse economic conditions may decrease the value of collateral securing some of our loans and debt securities and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the loans and debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, a significant portion of the loans in which we may invest may be Covenant-Lite Loans. Generally, Covenant-Lite Loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in Covenant-Lite Loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.

Investments in Leveraged Portfolio Companies

Portfolio companies may issue certain types of debt, such as senior loans, mezzanine or high yield in connection with leveraged acquisitions or recapitalizations in which the portfolio company incurs a substantially higher amount of indebtedness than the level at which it had previously operated. Leverage may have important consequences to these portfolio companies and the Company as an investor. For example, the substantial indebtedness of a portfolio company could (i) limit its ability to borrow money for its working capital, capital expenditures, debt service requirements, strategic initiatives or other purposes; (ii) require it to dedicate a substantial portion of its cash flow from operations to the repayment of its indebtedness, thereby reducing funds available to it for other purposes; (iii) make it more highly leveraged than some of its competitors, which may place it at a competitive disadvantage; or (iv) subject it to restrictive financial and operating covenants, which may preclude it from favorable business activities or the financing of future operations or other capital needs.

A leveraged portfolio company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used. In addition, a portfolio company with a leveraged capital structure will be subject to increased exposure to adverse economic factors, such as a significant rise in interest rates, a severe downturn in the economy or deterioration in the condition of that portfolio company or its industry. If a portfolio company is unable to generate sufficient cash flow to meet all of its obligations, it may take alternative measures (e.g., reduce or delay capital expenditures, sell assets, seek additional capital, or seek to restructure, extend or refinance indebtedness). These actions may negatively affect our investment in such a portfolio company.

Investment in leveraged companies involves a number of significant risks. Leveraged companies in which we invest may have limited financial resources and may be unable to meet their obligations under their loans and debt securities that we hold. Such developments may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees that we may have obtained in connection with our investment. Smaller leveraged companies also may have less predictable operating results and may require substantial additional capital to support their operations, finance their expansion or maintain their competitive position.

Lack of Liquidity in Investments

The lack of an established, liquid secondary market for some of our investments may have an adverse effect on the market value of our investments and on our ability to dispose of them. Additionally, our investments may be subject to certain transfer restrictions that may also contribute to illiquidity. Further, our assets that are typically traded in a liquid market may become illiquid if the applicable trading market tightens. Therefore, no assurance can be given that, if the Company is determined to dispose of a particular investment held by the Company, it could dispose of such investment at the prevailing market price.

Risks of Secured Loans

While we may invest in secured loans, they may nonetheless be exposed to losses resulting from default and foreclosure. Therefore, the value of the underlying collateral, the creditworthiness of the borrower and the priority of the lien are each of great importance. We cannot guarantee the adequacy of the protection of the Company’s interests, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, the Company cannot assure that claims may not be asserted that might interfere with enforcement of the Company’s rights. In addition, in the event of any default under a secured loan held directly by the Company, the Company will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the secured loan, which could have a material adverse effect on the Company’s cash flow from operations.

In the event of a foreclosure, we may assume direct ownership of the underlying asset. The liquidation proceeds upon sale of such asset may not satisfy the entire outstanding balance of principal and interest on the loan, resulting in a loss to us. Any costs or delays involved in the effectuation of a foreclosure of the loan or a liquidation of the underlying property will further reduce the proceeds and thus increase the loss.

Mezzanine Debt and Other Junior Securities

The mezzanine debt and other junior investments in which we may invest are typically contractually or structurally subordinate to senior indebtedness of the applicable company, or effectively subordinated as a result of being unsecured debt and therefore subject to the prior repayment of secured indebtedness to the extent of the value of the assets pledged as security. In some cases, the subordinated debt held by the Company may be subject to the prior repayment of different classes of senior debt that may be in priority ahead of the debt held by the Company. In the event of financial difficulty on the part of a portfolio company, such class or classes of senior indebtedness ranking prior to the debt held by us, and interest thereon and related expenses, must first be repaid in full before any recovery may be had on the Company’s mezzanine debt or other subordinated investments. Subordinated investments are characterized by greater credit risks than those associated with the senior or senior secured obligations of the same issuer. In addition, under certain circumstances the holders of the senior indebtedness will have the right to block the payment of interest and principal on the Company’s mezzanine debt or other junior investment and to prevent us from pursuing its remedies on account of such non-payment against the issuer. Further, in the event of any debt restructuring or workout of the indebtedness of any issuer, the holders of the senior indebtedness will likely control the creditor side of such negotiations.

Many issuers of mezzanine debt or other junior securities are highly leveraged, and their relatively high debt-to-equity ratios create increased risks that their operations might not generate sufficient cash flow to service their debt obligations. In addition, many issuers of mezzanine debt or other junior securities may be in poor financial condition, experiencing poor operating results, having substantial capital needs or negative net worth or be facing special competitive or product obsolescence problems, and may include companies involved in bankruptcy or other reorganizations or liquidation proceedings. Adverse changes in the financial condition of an issuer, general economic conditions, or both, may impair the ability of such issuer to make payments on the subordinated securities and result in defaults on such securities more quickly than in the case of the senior obligations of such issuer. Mezzanine debt and other junior securities may not be publicly traded, and therefore it may be difficult to obtain information as to the true condition of the issuers. Finally, the market values of certain of mezzanine debt and other junior securities may reflect individual corporate developments.

Covenant-Lite Loans

A significant number of high yield loans in the market, in particular the broadly syndicated loan market, may consist of Covenant-Lite Loans. A significant portion of the loans in which the Company may invest or get exposure to through its investments in CDOs or other types of structured securities may be deemed to be Covenant-Lite Loans and it is possible that such loans may comprise a majority of the Company’s portfolio. Such loans do not require the borrower to maintain debt service or other financial ratios and do not include terms which allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. Ownership of Covenant-Lite Loans may expose the Company to different risks, including with respect to liquidity, price volatility, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants.

Potential Early Redemption of Some Investments

The terms of loans acquired or originated by the Company may be subject to early prepayment options or similar provisions which, in each case, could result in the Company realizing repayments of such loans earlier than expected, sometimes with no or a nominal prepayment premium. This may happen when there is a decline in interest rates, when the portfolio company’s improved credit or operating or financial performance allows the refinancing of certain classes of debt with lower cost debt or when the general credit market conditions improve. Additionally, prepayments could negatively impact our ability to pay, or the amount of, distributions on our common stock, which could result in a decline in the market price of our shares. The Company’s inability to reinvest such proceeds may materially affect the overall performance.

High Yield Debt

We may invest in high yield debt, a substantial portion of which may be rated below investment-grade by one or more nationally recognized statistical rating organizations or is unrated but of comparable credit quality to obligations rated below investment-grade, and has greater credit and liquidity risk than more highly rated debt obligations. High yield debt is generally unsecured and may be subordinate to other obligations of the obligor. The lower rating of high yield debt reflect a greater possibility that adverse changes in the financial condition of the obligor or in general economic conditions (including, for example, a substantial period of rising interest rates or declining earnings) or both may impair the ability of the obligor to make payment of principal and interest. Many issuers of high yield debt are highly leveraged, and their relatively high debt-to-equity ratios create increased risks that their operations might not generate sufficient cash flow to service their debt obligations. In addition, many issuers of high yield debt may be in poor financial condition, experiencing poor operating results, having substantial capital needs or negative net worth or be facing special competitive or product obsolescence problems, and may include companies involved in bankruptcy or other reorganizations or liquidation proceedings. Certain of these securities may not be publicly traded, and therefore it may be difficult to obtain information as to the true condition of the issuers. Overall declines in the below investment-grade bond and other markets may adversely affect such issuers by inhibiting their ability to refinance their debt at maturity. High yield debt is often less liquid than higher rated securities, and the market for high yield debt has recently experienced periods of volatility. The market values of certain of this high yield debt may reflect individual corporate developments.

 Bank Loans

We may invest a portion of our investments in loans originated by banks and other financial institutions. The loans invested in by us may include term loans and revolving loans, may pay interest at a fixed or floating rate and may be senior or subordinated. Purchasers of bank loans are predominantly commercial banks, investment funds and investment banks. As secondary market trading volumes for bank loans increase, new bank loans are frequently adopting standardized documentation to facilitate loan trading, which should improve market liquidity. There can be no assurance, however, that future levels of supply and demand in bank loan trading will provide an adequate degree of liquidity, that the current period of illiquidity will not persist or worsen and that the market will not experience periods of significant illiquidity in the future. In addition, the Company may make investments in stressed or distressed bank loans, which are often less liquid than performing bank loans.

Compared to securities and to certain other types of financial assets, purchases and sales of loans take relatively longer to settle. This extended settlement process can (i) increase the counterparty credit risk borne by the Company; (ii) leave the Company unable to timely vote, or otherwise act with respect to, loans it has agreed to purchase; (iii) delay the Company from realizing the proceeds of a sale of a loan; (iv) inhibit the Company’s ability to re-sell a loan that it has agreed to purchase if conditions change (leaving us more exposed to price fluctuations); (v) prevent the Company from timely collecting principal and interest payments; and (vi) expose the Company to adverse tax or regulatory consequences. To the extent the extended loan settlement process gives rise to short-term liquidity needs, we may hold cash, sell investments or temporarily borrow from banks or other lenders.

In certain circumstances, loans may not be deemed to be securities, and in the event of fraud or misrepresentation by a borrower or an arranger, lenders will not have the protection of the anti-fraud provisions of the federal securities laws, as would be the case for bonds or stocks. Instead, in such cases, lenders generally rely on the contractual provisions in the loan agreement itself, and common-law fraud protections under applicable state law.

We may acquire interests in bank loans either directly (by way of sale or assignment) or indirectly (by way of participation). The purchaser of an assignment typically succeeds to all the rights and obligations of the assigning institution and becomes a lender under the credit agreement with respect to the debt obligation; however, its rights can be more restricted than those of the assigning institution. Participation interests in a portion of a debt obligation typically result in a contractual relationship only with the institution participating out the interest, and not with the borrower. In purchasing participations, we generally will have no right to enforce compliance by the borrower with the terms of the loan agreement, nor any rights of set-off against the borrower, and we may not directly benefit from the collateral supporting the debt obligation in which it has purchased the participation. As a result, we will assume the credit risk of both the borrower and the institution selling the participation. The bank loans acquired by us are likely to be below investment-grade.

CLO Investments

CLO vehicles that we invest in are typically very highly levered, and therefore, the junior debt and equity tranches that we invest in are subject to a higher degree of risk of total loss. We will generally have the right to receive payments only from the CLO vehicles, and will generally not have direct rights against the underlying borrowers or the entity that sponsored the CLO vehicle. The failure by a CLO vehicle in which we invest to satisfy certain financial covenants, specifically those with respect to adequate collateralization and/or interest coverage tests, could lead to a reduction in its payments to us. In the event that a CLO vehicle failed those tests, holders of debt senior to us may be entitled to additional payments that would, in turn, reduce the payments we would otherwise be entitled to receive. If any of these occur, it could materially and adversely affect our operating results and cash flows.

In addition to the general risks associated with investing in debt securities, CLO vehicles carry additional risks, including, but not limited to: (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (ii) the quality of the collateral may decline in value or default; (iii) the fact that our investments in CLO tranches will likely be subordinate to other senior classes of note tranches thereof; and (iv) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the CLO vehicle or unexpected investment results. Our net asset value may also decline over time if our principal recovery with respect to CLO equity investments is less than the price we paid for those investments.

Investments in structured vehicles, including equity and junior debt instruments issued by CLO vehicles, involve risks, including credit risk and market risk. Changes in interest rates and credit quality may cause significant price fluctuations. Additionally, changes in the underlying leveraged corporate loans held by a CLO vehicle may cause payments on the instruments we hold to be reduced, either temporarily or permanently. Structured investments, particularly the subordinated interests in which we intend to invest, may be less liquid than many other types of securities and may be more volatile than the leveraged corporate loans underlying the CLO vehicles we intend to target. Fluctuations in interest rates may also cause payments on the tranches of CLO vehicles that we hold to be reduced, either temporarily or permanently.

The accounting and tax implications of such investments are complicated. In particular, reported earnings from the equity tranche investments of these CLO vehicles are recorded under generally accepted accounting principles based upon an effective yield calculation. Current taxable earnings on these investments, however, will generally not be determinable until after the end of the fiscal year of each individual CLO vehicle that ends within the Company’s fiscal year, even though the investments are generating cash flow. In general, the tax treatment of these investments may result in higher distributable earnings in the early years and a capital loss at maturity, while for reporting purposes the totality of cash flows are reflected in a constant yield to maturity.

Any interests we acquire in CLO vehicles will likely be thinly traded or have only a limited trading market and may be subject to restrictions on resale. Securities issued by CLO vehicles are generally not listed on any U.S. national securities exchange and no active trading market may exist for the securities of CLO vehicles in which we may invest. Although a secondary market may exist for our investments in CLO vehicles, the market for our investments in CLO vehicles may be subject to irregular trading activity, wide bid/ask spreads and extended trade settlement periods. As a result, these types of investments may be more difficult to value. In addition, our investments in CLO warehouse facilities are short term investments and therefore may be subject to a greater risk relating to market conditions and economic recession or downturns.

Lender Liability Considerations and Equitable Subordination

In recent years, a number of judicial decisions in the United States have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories (collectively termed “lender liability”). Generally, lender liability is founded upon the premise that an institutional lender has violated a duty (whether implied or contractual) of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in creation of a fiduciary duty owed to the borrower or its other creditors or stockholders. Because of the nature of certain of the Company’s investments, the Company could be subject to allegations of lender liability.

In addition, under common law principles that in some cases form the basis for lender liability claims, if a lending institution (i) intentionally takes an action that results in the undercapitalization of a borrower to the detriment of other creditors of such borrower, (ii) engages in other inequitable conduct to the detriment of such other creditors, (iii) engages in fraud with respect to, or makes misrepresentations to, such other creditors or (iv) uses its influence as a stockholder to dominate or control a borrower to the detriment of the other creditors of such borrower, a court may elect to subordinate the claim of the offending lending institution to the claims of the disadvantaged creditor or creditors, a remedy called “equitable subordination.” Because of the nature of certain of the Company’s investments, the Company could be subject to claims from creditors of an obligor that the Company’s investments issued by such obligor should be equitably subordinated. A significant number of the Company’s investments will involve investments in which the Company will not be the lead creditor. It is, accordingly, possible that lender liability or equitable subordination claims affecting the Company’s investments could arise without the direct involvement of the Company.

If the Company purchases debt securities of an affiliate of a portfolio company in the secondary market at a discount, (i) a court might require the Company to disgorge profit it realizes if the opportunity to purchase such securities at a discount should have been made available to the issuer of such securities or (ii) the Company might be prevented from enforcing such securities at their full face value if the issuer of such securities becomes bankrupt.

Potential Failure to Make Follow-On Investments in Portfolio Companies

Following an initial investment in a portfolio company, we may decide to provide additional funds to such portfolio company, in order to:

●	increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portfolio company;

●	exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or

●	attempt to preserve or enhance the value of our investment.

There is no assurance that we will make follow-on investments or that we will have sufficient funds to make all or any of such investments. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements of the 1940 Act or the desire to maintain our qualification as a RIC. Any decision by us not to make follow-on investments or our inability to make such investments may have a substantial adverse effect on a portfolio company in need of such an investment. Additionally, a failure to make such investments may result in a lost opportunity for us to increase our participation in a successful portfolio company or the dilution of our ownership in a portfolio company if a third party invests in the portfolio company.

Potential Impact of Not Holding Controlling Equity Interests in Portfolio Companies

We do not generally intend to hold controlling equity positions in our portfolio companies. As a result, we will be subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or stockholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the potential lack of liquidity of the debt and equity investments that we expect to hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

In addition, we may not be in a position to control any portfolio company by investing in its debt securities. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors.

Potential Incurrence of Debt by Portfolio Companies That Ranks Equally With, or Senior to, Our Investments

The characterization of certain of our investments as senior debt or senior secured debt does not mean that such debt will necessarily be repaid in priority to all other obligations of the businesses in which we invest. Furthermore, debt and other liabilities incurred by nonguarantor subsidiaries of the borrowers of senior secured loans made by us may be structurally senior to the debt held by us. In the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, the debt and other liabilities of such subsidiaries could be repaid in full before any distribution can be made to an obligor of the senior secured loans held by us. Finally, portfolio companies will typically incur trade credit and other liabilities or indebtedness, which by their terms may provide that their holders are entitled to receive principal payments on or before the dates payments are due in respect of the senior secured loans held by us.

Where we hold a first lien to secure senior indebtedness, the portfolio companies may be permitted to issue other senior loans with liens that rank junior to the first liens granted to us. The intercreditor rights of the holders of such other junior lien debt may, in any liquidation, reorganization, insolvency, dissolution or bankruptcy of such a portfolio company, affect the recovery that we would have been able to achieve in the absence of such other debt.

Additionally, certain loans that we may make to portfolio companies may be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by first priority liens on the collateral will generally control the liquidation of, and be entitled to receive proceeds from, any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds were not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.

Even where the senior loans held by us are secured by a perfected lien over a substantial portion of the assets of a portfolio company and its subsidiaries, the portfolio company and its subsidiaries will often be able to incur a substantial amount of additional indebtedness, which may have an exclusive lien over particular assets. For example, debt and other liabilities incurred by non-guarantor subsidiaries of portfolio companies will be structurally senior to the debt held by us. Accordingly, any such debt and other liabilities of such subsidiaries would, in the event of liquidation, dissolution, insolvency, reorganization or bankruptcy of such subsidiary, be repaid in full before any distributions to an obligor of the loans held by us. Furthermore, these other assets over which other lenders have a lien may be substantially more liquid or valuable than the assets over which we have a lien.

The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of such senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens:

●	the ability to cause the commencement of enforcement proceedings against the collateral;

●	the ability to control the conduct of such proceedings;

●	the approval of amendments to collateral documents;

●	releases of liens on the collateral; and

●	waivers of past defaults under collateral documents.

We may not have the ability to control or direct such actions, even if our rights are adversely affected.

Investments in Non-U.S. Securities

Our portfolio may include debt securities of non-U.S. companies, including emerging market issuers, to the limited extent such transactions and investments would not cause us to violate the 1940 Act. We expect to invest in the securities of non-U.S. issuers, including emerging market issuers. Investing in loans and securities of non-U.S. issuers involves many risks including economic, social, political, financial, tax and security conditions in the non-U.S. market, potential inflationary economic environments, less liquid markets and regulation by foreign governments. There may be less information publicly available about a non-U.S. issuer than about a U.S. issuer, and non-U.S. issuers may not be subject to accounting, auditing and financial reporting standards and practices comparable to those in the United States. In addition, with respect to certain countries, there is a possibility of expropriation, imposition of non-U.S. withholding or other taxes on distributions, interest, capital gains or other income, limitations on the removal of funds or other assets of the Company, political or social instability or diplomatic developments that could affect investments in those countries. An issuer of securities may be domiciled in a country other than the country in whose currency the instrument is denominated. The values and relative yields of investments in the securities markets of different countries, and their associated risks, are expected to change independently of each other.

Bankruptcy law and process in non-U.S. jurisdictions may differ substantially from that in the United States, which may result in greater uncertainty as to the rights of creditors, the enforceability of such rights, reorganization timing and the classification, seniority and treatment of claims. In certain developing countries, although bankruptcy laws have been enacted, the process for reorganization remains highly uncertain, while other developing countries may have no bankruptcy laws enacted, adding further uncertainty to the process for reorganization.

Risk Relating to Hedging Transactions

We are authorized to use various investment strategies to hedge interest rate or currency exchange risks. These strategies are generally accepted as portfolio management techniques and are regularly used by many investment funds and other institutional investors. Techniques and instruments may change over time as new instruments and strategies are developed or regulatory changes occur. We may use any or all such types of interest rate hedging transactions and currency hedging transactions at any time and no particular strategy will dictate the use of one transaction rather than another. The choice of any particular interest rate hedging transactions and currency hedging transactions will be a function of numerous variables, including market conditions. Investments or liabilities of the Company may be denominated in currencies other than the U.S. dollar, and hence the value of such investments, or the amount of such liabilities, will depend in part on the relative strength of the U.S. dollar. We may be affected favorably or unfavorably by exchange control regulations or changes in the exchange rate between foreign currencies and the U.S. dollar. Changes in foreign currency exchange rates may also affect the value of dividends and interest earned as well as the level of gains and losses realized on the sale of securities. The rates of exchange between the U.S. dollar and other currencies are affected by many factors, including forces of supply and demand in the foreign exchange markets. These rates are also affected by the international balance of payments and other economic and financial conditions, government intervention, speculation and other factors. We are not obligated to engage in any currency hedging operations, and there can be no assurance as to the success of any hedging operations that we may implement.

Although we intend to engage in any interest rate hedging transactions and currency hedging transactions primarily for hedging purposes and not for income or enhancing total returns, use of interest rate hedging transactions and currency hedging transactions involves certain inherent risks. These risks include (i) the possibility that the market will move in a manner or direction that would have resulted in gain for us had an interest rate hedging transaction or currency hedging transaction not been utilized, in which case it would have been better had we not engaged in the interest rate hedging transaction or currency hedging transaction, (ii) the risk of imperfect correlation between the risk sought to be hedged and the interest rate hedging transaction or currency hedging transaction utilized, (iii) potential illiquidity for the hedging instrument utilized, which may make it difficult for us to close-out or unwind an interest rate hedging transaction or currency hedging transaction and (iv) credit risk with respect to the counterparty to the interest rate hedging transaction or currency hedging transaction. In addition, it might not be possible for us to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those loans and securities would likely fluctuate as a result of factors not related to currency fluctuations.

We may also enter into certain hedging and short sale transactions for the purpose of protecting the market value of an investment of the Company for a period of time without having to currently dispose of such investment. Such defensive hedge transactions may be entered into when the Company is legally restricted from selling an investment or when the Company otherwise determines that it is advisable to decrease its exposure to the risk of a decline in the market value of an investment. Such defensive hedging transactions may expose the Company to the counterparty’s credit risk. There also can be no assurance that the Company will accurately assess the risk of a market value decline with respect to an investment or enter into an appropriate defensive hedge transaction to protect against such risk. Furthermore, the Company is in no event obligated to enter into any defensive hedge transaction. The Company may from time to time employ various investment programs, including the use of derivatives, short sales, swap transactions, currency hedging transactions, securities lending agreements and repurchase agreements. There can be no assurance that any such investment program will be undertaken successfully.

OID and PIK Interest Income

Our investments may include OID and PIK instruments. To the extent OID and PIK interest income constitute a portion of our income, we will be exposed to risks associated with such income being required to be included in an accounting income and taxable income prior to receipt of cash, including the following:

●	OID instruments and PIK securities may have unreliable valuations because the accretion of OID as interest income and the continuing accruals of PIK securities require judgments about their collectability and the collectability of deferred payments and the value of any associated collateral.

●	OID instruments may create heightened credit risks because the inducement to the borrower to accept higher interest rates in exchange for the deferral of cash payments typically represents, to some extent, speculation on the part of the borrower.

●	For accounting purposes, cash distributions to stockholders that include a component of accreted OID income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of accreted OID income may come from the cash invested by the stockholders, the 1940 Act does not require that stockholders be given notice of this fact.

●	The higher interest rates on PIK securities reflects the payment deferral and increased credit risk associated with such instruments and PIK securities generally represent a significantly higher credit risk than coupon loans.

●	The presence of accreted OID income and PIK interest income create the risk of non-refundable cash payments to the Investment Advisor in the form of incentive fees on income that will be payable subsequent to a Listing based on non-cash accreted OID income and PIK interest income accruals that may never be realized.

●	Even if accounting conditions are met, borrowers on such securities could still default when the Company’s actual collection is expected to occur at the maturity of the obligation.

●	PIK interest has the effect of generating investment income and increasing the incentive fees that will be payable subsequent to a Listing at a compounding rate. In addition, the deferral of PIK interest also reduces the loan-to-value ratio at a compounding rate.

●	Market prices of OID instruments are more volatile because they are affected to a greater extent by interest rate changes than instruments that pay interest periodically in cash.

●	The required recognition of OID, including PIK, interest for U.S. federal income tax purposes may have a negative impact on liquidity, because it represents a non-cash component of the Company’s taxable income that must, nevertheless, be distributed in cash to investors to avoid us being subject to corporate level taxation.

Federal Income Tax and Other Tax Risks

Possibility of Corporate-Level Income Tax

In order to qualify and be subject to tax as a RIC under the Code, we must be a BDC at all times during each taxable year and meet certain source-of-income, asset diversification and distribution requirements. If we do not maintain our status as a BDC, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax. The distribution requirement for a RIC is satisfied if we distribute dividends in respect of each taxable year of an amount generally at least equal to 90% of our investment company taxable income, determined without regard to any deduction for dividends paid, to our stockholders. We will be subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to enable us to be subject to tax as a RIC. If we are unable to obtain cash from other sources, we may fail to be subject to tax as a RIC and, thus, may be subject to corporate-level income tax. To qualify to be subject to tax as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to satisfy these requirements. Because most of our investments will be in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify to be subject to tax as a RIC for any reason and become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to our stockholders and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders.

Required Distributions and the Recognition of Income

For U.S. federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as the accretion of OID. This may arise if we receive warrants in connection with the making of a loan and in other circumstances, or through contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such OID, which could be significant relative to our overall investment activities, or increases in loan balances as a result of contracted PIK arrangements, will be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash.

Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement in a given taxable year to distribute at least 90% of our investment company taxable income, determined without regard to any deduction for dividends paid, as dividends to our stockholders in order to be subject to tax as a RIC. In such a case, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail to be subject to tax as a RIC and thus be subject to corporate-level income tax.

Potential Adverse Tax Consequences as a Result of Not Being Treated as a “Publicly Offered Regulated Investment Company”

We cannot assure you that we will be treated as a publicly offered regulated investment company for all years. Unless and until we are treated as a “publicly offered regulated investment company” (within the meaning of Section 67 of the Code) by reason of either (i) shares of our common stock and our preferred stock (if any) collectively are held by at least 500 persons at all times during a taxable year, (ii) shares of our common stock are treated as regularly traded on an established securities market or (iii) shares of our common stock are continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act). For a calendar year, each U.S. stockholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. stockholder’s allocable share of the management fees paid to our Investment Advisor and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholder. For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. stockholder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions generally are deductible by a U.S. stockholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. stockholder’s miscellaneous itemized deductions exceeds 2% of such U.S. stockholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under Section 68 of the Code.

Withholding of U.S. Federal Income Tax on Dividends for Non-U.S. Stockholders

Distributions by a BDC generally are treated as dividends for U.S. tax purposes, and will be subject to U.S. income or withholding tax unless the stockholder receiving the dividend qualifies for an exemption from U.S. tax, or the distribution is subject to one of the special look-through rules described below. Distributions paid out of net capital gains can qualify for a reduced rate of taxation in the hands of an individual U.S. stockholder, and an exemption from U.S. tax in the hands of a non-U.S. stockholder.

However, if reported by a RIC, dividend distributions by the RIC derived from certain interest income (such distributions, “interest-related dividends”) and certain net short-term capital gains (such distributions, “short-term capital gain dividends”) generally are exempt from U.S. withholding tax otherwise imposed on non-U.S. stockholders. Interest-related dividends are dividends that are attributable to “qualified net interest income” (i.e., “qualified interest income,” which generally consists of certain interest and OID on obligations “in registered form” as well as interest on bank deposits earned by a RIC, less allocable deductions) from sources within the United States. Short-term capital gain dividends are dividends that are attributable to net short-term capital gains, other than short-term capital gains recognized on the disposition of U.S. real property interests, earned by a RIC. However, no assurance can be given as to whether any of our distributions will be eligible for this exemption from U.S. withholding tax or, if eligible, will be reported as such by us. Furthermore, in the case of shares of our stock held through an intermediary, the intermediary may have withheld U.S. federal income tax even if we reported the payment as an interest-related dividend or short-term capital gain dividend. Since our common stock will be subject to significant transfer restrictions, and an investment in our common stock will generally be illiquid, non-U.S. stockholders whose distributions on our common stock are subject to U.S. withholding tax may not be able to transfer their shares of our common stock easily or quickly or at all.

A failure of any portion of our distributions to qualify for the exemption for interest-related dividends or short-term capital gain dividends would not affect the treatment of non-U.S. stockholders that qualify for an exemption from U.S. withholding tax on dividends by reason of their special status (for example, foreign government-related entities and certain pension funds resident in favorable treaty jurisdictions).

Maintaining our Qualification as a RIC and Investments Made through Taxable Subsidiaries

To maintain RIC tax treatment under the Code, we must be a BDC at all times during each taxable year and meet the following minimum annual distribution, income source and asset diversification requirements. The minimum annual distribution requirement for a RIC will be satisfied if we distribute dividends to our stockholders in respect of each taxable year of an amount generally at least equal to 90% of our investment company taxable income, determined without regard to any deduction for dividends paid. In this regard, a RIC may, in certain cases, satisfy the 90% distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillback dividend” provisions of Subchapter M of the Code. We would be taxed, at regular corporate rates, on any retained income and/or gains, including any short-term capital gains or long-term capital gains. We must also satisfy an additional annual distribution requirement with respect to each calendar year in order to avoid a 4% excise tax on the amount of any under-distribution. Because we may use debt financing, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and may, in the future, be subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, or chose or be required to retain a portion of our taxable income or gains, we could (1) be required to pay excise tax and (2) fail to qualify for RIC tax treatment, and thus become subject to corporate-level income tax on our taxable income (including gains).

The income source requirement will be satisfied if we obtain at least 90% of our gross income each taxable year from dividends, interest, gains from the sale of stock or securities, or other income derived from the business of investing in stock or securities. The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets at the close of each quarter of each taxable year must consist of cash, cash equivalents (including receivables), U.S. Government securities, securities of other RICs, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because a significant portion of our investments will be in private companies, and therefore may be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

We may invest in certain debt and equity investments through taxable subsidiaries and the net taxable income of these taxable subsidiaries will be subject to federal and state corporate income taxes. We also may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding, and value added taxes). If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions.

Risks Regarding Distributions

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report. Due to the asset coverage test applicable to us under the 1940 Act as a BDC and certain limitations under Maryland law, we may be limited in our ability to make distributions. In addition, if we violate certain covenants under the Credit Facility, the WF Credit Facility, or any future credit or other borrowing facility, our ability to pay distributions to our stockholders could be limited because we may be required by its terms to use all payments of interest and principal that we receive from our current investments as well as any proceeds received from the sale of our current investments to repay amounts outstanding thereunder.

Furthermore, the tax treatment and characterization of our distributions may vary significantly from time to time due to the nature of our investments. The ultimate tax characterization of our distributions made during a taxable year may not finally be determined until after the end of that taxable year. We may make distributions during a taxable year that exceed our investment company taxable income and net capital gains for that taxable year. In such a situation, the amount by which our total distributions exceed investment company taxable income and net capital gains generally would be treated as a return of capital up to the amount of a stockholder’s tax basis in the shares, with any amounts exceeding such tax basis treated as a gain from the sale or exchange of such shares. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Moreover, we may pay all or a substantial portion of our distributions from the proceeds of the sale of shares of our common stock or from borrowings in anticipation of future cash flow, which could constitute a return of stockholders’ capital and will lower such stockholders’ tax basis in our shares, which may result in increased tax liability to stockholders when they sell such shares.

General Risk Factors

Potential Material and Adverse Effect of Events Outside of Our Control

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and our portfolio companies. For example, in December 2019, COVID-19, a novel strain of coronavirus, surfaced in China and has since spread to other countries, including the United States. This pandemic has led, and for an unknown period of time will continue to lead, to disruptions in local, regional, national and global markets and economies affected thereby, including the United States. With respect to U.S. credit markets, this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following (among other things): (i) restrictions on travel and the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories, resulting in significant disruption to the business of many companies, including supply chains and demand, as well as layoffs of employees; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments or waivers of their credit agreements to avoid default, increased defaults by borrowers and/or increased difficulty in obtaining refinancing; (iv) volatility in credit markets including greater volatility in pricing and spreads; and (v) rapidly evolving proposals and actions by state and federal governments to address the problems being experienced by markets, businesses and the economy in general, which may not adequately address these problems. The pandemic is having, and any future continuation of the pandemic could have, an adverse impact on the markets and the economy in general.

We continue to assess the impact of COVID-19 on portfolio companies. Although it is impossible to predict the precise nature and consequences of these events, or of any political or policy decisions and regulatory changes caused by emerging events or uncertainty on applicable laws or regulations that impact the Company, and our portfolio companies and investments, it is clear that these types of events are impacting and will, for at least some time, continue to impact the Company and our portfolio companies and investments and in many instances the impact may be adverse and profound.

Potential Adverse Effects of New or Modified Laws or Regulations

We and our portfolio companies will be subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, may change from time to time, and new laws, regulations and interpretations may also come into effect. Any such new or changed laws or regulations could have a material adverse effect on our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters are located at 1900 Shawnee Mission Parkway, Suite 315, Mission Woods, Kansas 66205. We believe that our office facilities are suitable and adequate for our business.

ITEM 3. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is currently no public market for our common stock, nor can we give any assurance that one will develop. As of the date hereof, none of our shares of common stock are subject to outstanding options or warrants, nor do we have any outstanding equity that is convertible into shares of our common stock. In addition, as of the date hereof, we have not granted any registration rights to any of our stockholders. No stock has been authorized for issuance under any equity compensation plans.

Holders

As of March 12, 2021, we had 131 record holders of our common stock.

Distributions

The following table reflects the distributions declared on shares during the fiscal year ended December 31, 2020:

Declaration Date	Record Date	Per Share	Payment Date	Total Distributions Declared
5/12/2020	5/12/2020	$0.040	5/14/2020	$488,608
8/17/2020	8/17/2020	0.270	8/18/2020	3,325,960
11/16/2020	11/16/2020	0.360	11/17/2020	4,472,622
12/29/2020	12/31/2020	0.310	1/19/2021	3,894,469
				$12,181,659

Distribution Reinvestment Plan

The Company has adopted a dividend reinvestment plan that provides for reinvestment of its dividends and other distributions on behalf of the Company’s stockholders, unless a stockholder elects to receive cash. As a result, if the Company’s Board authorizes, and the Company declares, a cash dividend or other distribution, then stockholders who do not “opt out” of the Company’s dividend reinvestment plan will have their cash dividends and distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving cash dividends and distributions.

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

A registered stockholder may elect to receive an entire distribution in cash by notifying US Bank in writing so that such notice is received by the plan administrator no later than the record date for distributions to stockholders. The plan administrator will set up an account for shares acquired through the plan for each stockholder who has not elected to receive dividends or other distributions in cash and hold such shares in noncertificated form.

There will be no brokerage charges or other charges to stockholders who participate in the plan. The plan administrator’s fees are paid by the Company.

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

Recent sales of Unregistered Securities

During the year ended December 31, 2020, the Company issued and sold 12,562,805 shares of its common stock at an aggregate purchase price of approximately $238.6 million. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data for the period from January 23, 2020 (commencement of operations) through December 31, 2020 is derived from our consolidated financial statements which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm.

For the Period January 23, 2020 (Commencement of Operations) through
December 31, 2020
Total investment income	$25,468,576
Total expenses	11,265,237
Less: Management fee waiver	(493,447)
Net expenses	10,771,790
Net investment income	14,696,786
Net realized gains (losses) on investments	(1,018,741)
Net unrealized gains (losses) on investments	13,055,565
Net increase in net assets resulting from operations	$26,733,610

Per share information - basic and diluted
Net investment income	$1.32
Net realized and unrealized gain (loss) on investments	(0.19)
Net increase (decrease) in net assets resulting from operations	1.13
Distributions from net investment income	$(0.98)

Balance sheet data:
Total assets	$667,490,101
Net assets	$253,144,971

Other data:
Total return based on net asset value	4.29%
Number of portfolio company investments at period end	181
Total portfolio investments at period end	202
Proceeds from sale of portfolio investments	$268,256,929

The data should be read in conjunction with our consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K.

Forward Looking Statements

This annual report on Form 10-K contains forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. Undue reliance should not be placed on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

●	our future operating results;

●	our business prospects and the prospects of our portfolio companies;

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including changes from the impact of the novel coronavirus (SARS-CoV-2) and related respiratory disease (“COVID-19”) pandemic;

●	the ability of the Investment Advisor to locate suitable investments for us and to monitor and administer our investments;

●	the ability of the Investment Advisor and its affiliates to attract and retain highly talented professionals;

●	risk associated with possible disruptions in our operations or the economy generally;

●	the timing of cash flows, if any, from the operations of the companies in which we invest;

●	the ability of the companies in which we invest to achieve their objectives, including as a result of the current COVID-19 pandemic;

●	our ability to continue to effectively manage our business due to the disruptions caused by the current COVID-19 pandemic;

●	the dependence of our future success on the general economy and its effect on the industries in which we invest;

●	our ability to maintain our qualification as a BDC and as a RIC under the Code;

●	the use of borrowed money to finance a portion of our investments;

●	the adequacy, availability and pricing of our financing sources and working capital;

●	actual or potential conflicts of interest with the Investment Advisor and its affiliates;

●	our contractual arrangements and relationships with third parties;

●	the current economic downturn, interest rate volatility, loss of key personnel, and the illiquid nature of our investments; and

●	the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” and elsewhere in this annual report on Form 10-K.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this annual report on Form 10-K should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this annual report on Form 10-K. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report on Form 10-K. Moreover, we assume no duty and do not undertake to update the forward-looking statements.

Overview

We are a financial services company that primarily lends to and invests in corporate debt securities of privately held companies, including small to large private U.S. companies. We were organized as a Maryland corporation on August 26, 2019 and are structured as an externally managed, non-diversified closed-end management investment company. We have elected to be regulated as a BDC under the 1940 Act and, beginning with our taxable year ending December 31, 2020, we have elected to be treated as a RIC under Subchapter M of the Code, and we expect to qualify as a RIC annually thereafter.

We are externally managed by the Investment Advisor, an investment adviser that is registered with the SEC under the Advisers Act, pursuant to the Advisory Agreement. Subject to the supervision of our Board, a majority of which is made up of Independent Directors, our Investment Advisor manages our day-to-day operations and provides us with investment advisory and management services and certain administrative services. The Investment Advisor, in its capacity as Administrator, provides the administrative services necessary for us to operate pursuant to the Administration Agreement. The Administrator has entered into the Sub-Administration Agreement to delegate certain administrative functions to the Sub-Administrator. Our Investment Advisor is a majority-owned subsidiary of Palmer Square, which is a privately-held firm specializing in global alternative (non-traditional) investments with a total return orientation.

Our investment objective is to maximize total return, comprised of current income and capital appreciation. The Company’s current investment focus is guided by two strategies that facilitate our investment opportunities and core competencies: (1) investing in corporate debt securities and, to a lesser extent, (2) investing in CLO structured credit that typically owns corporate debt securities, including the equity and junior debt tranches of CLOs. To a limited extent, we may enter into derivatives transactions, which may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates or to earn income and enhance our total returns. We may also receive or purchase warrants or rights to acquire equity or other securities in connection with making a debt investment in a company. We may also invest in other strategies and opportunities from time to time that we view as attractive. We will continue to evaluate other investment strategies in the ordinary course of business with no specific top-down allocation to any single investment strategy.

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

Expenses

Our primary operating expenses include the payment of fees to the Investment Advisor under the Advisory Agreement, our allocable portion of overhead and rental expenses under the Administration Agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, including:

●	interest expense and other costs associated with our indebtedness;

●	the cost of calculating our net asset value, including the cost of any third-party valuation services;

●	the cost of effecting sales and repurchases of shares of our common stock and other securities;

●	fees payable to third parties relating to making investments, including our Investment Advisor’s or its affiliates’ travel expenses, research costs and out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments;

●	transfer agent and custodial fees;

●	operating costs incurred prior to the commencement of our operations;

●	out-of-pocket fees and expenses associated with marketing efforts;

●	federal and state registration fees and any stock exchange listing fees;

●	U.S. federal, state and local taxes;

●	Independent Directors’ fees and expenses;

●	brokerage commissions and markups;

●	fidelity bond, directors’ and officers’ liability insurance and other insurance premiums;

●	direct costs, such as printing, mailing, long distance telephone and staff;

●	fees and expenses associated with independent audits and outside legal costs;

●	costs associated with our reporting and compliance obligations under the 1940 Act and other applicable U.S. federal and state securities laws; and

●	other expenses incurred by the Administrator or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion (subject to the review and approval of our Board) of overhead, including rental expenses.

Portfolio and Investment Activity

As of December 31, 2020, our weighted average total yield to maturity of debt and income producing securities at fair value was 4.96%, and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 5.49%.

As of December 31, 2020, we had 202 debt and private investments in 181 portfolio companies with an aggregate fair value of approximately $600.1 million.

Our investment activity for the period January 23, 2020 (Commencement of Operations) through December 31, 2020 is presented below (information presented herein is at amortized cost unless otherwise indicated).

For the Period January 23, 2020 (Commencement of Operations) through
December 31, 2020
New investments:
Gross investments	$854,515,933
Less: sold investments	(268,256,929)
Total new investments	586,259,004

Principal amount of investments funded:
First-lien senior secured debt investments	$810,935,108
Second-lien senior secured debt investments	20,328,052
Corporate Bonds	6,494,148
Collateralized securities and structured products - debt	16,758,625
Total principal amount of investments funded	854,515,933

Principal amount of investments sold:
First-lien senior secured debt investments	257,021,739
Second-lien senior secured debt investments	920,206
Corporate Bonds	6,494,148
Collateralized securities and structured products - debt	3,820,836
Total principal amount of investments sold or repaid	268,256,929

Number of new investment commitments	206
Average new investment commitment amount	$2,950,629
Weighted average maturity for new investment commitments	5.15 years
Percentage of new debt investment commitments at floating rates	99.79%
Percentage of new debt investment commitments at fixed rates	0.21%
Weighted average interest rate of new investment commitments	4.74%
Weighted average spread over LIBOR of new floating rate investment commitments	4.15%
Weighted average interest rate on investment sold or paid down	3.94%

As of December 31, 2020, our investments consisted of the following:

	December 31, 2020
	Amortized	Fair
	Cost	Value
Investments:
First-lien senior secured debt	$554,650,131	$566,459,850
Second-lien senior secured debt	19,407,847	19,975,980
Collateralized securities and structured products - debt	12,937,788	13,615,501
Short-term investments	53,104,869	53,104,869
Total Investments	$640,100,635	$653,156,200

The table below describes investments by industry composition based on fair value as of December 31, 2020:

December 31, 2020
Software	13.3%
Healthcare Providers and Services	12.0%
Short-Term Investments	8.1%
Insurance	7.7%
Professional Services	4.4%
Media	4.4%
Diversified Financial Services	3.7%
Hotels, Restaurants and Leisure	3.6%
Independent Power and Renewable Electricity Producers	3.2%
Diversified Consumer Services	3.2%
IT Services	3.1%
Commercial Services and Supplies	2.8%
Specialty Retail	2.4%
Containers and Packaging	2.4%
Health Care Technology	2.3%
Diversified Telecommunication Services	2.2%
Construction and Engineering	2.2%
Structured Note	2.1%
Chemicals	1.8%
Oil, Gas and Consumable Fuels	1.7%
Interactive Media and Services	1.5%
Metals and Mining	1.3%
Food Products	1.2%
Healthcare Equipment and Supplies	1.1%
Building Products	1.1%
Pharmaceuticals	1.0%
Wireless Telecommunication Services	0.9%
Leisure Products	0.8%
Electric Utilities	0.8%
Aerospace and Defense	0.7%
Construction Materials	0.6%
Internet and Direct Marketing Retail	0.5%
Technology Hardware, Storage and Peripherals	0.5%
Capital Markets	0.4%
Energy Equipment and Services	0.3%
Real Estate Investment Trusts (REITs)	0.3%
Textiles, Apparel and Luxury Goods	0.3%
Transportation Infrastructure	0.1%
Total	100.0%

The table below shows the weighted average yields and interest rate of our debt investments at fair value as of December 31, 2020:

December 31, 2020
Weighted average total yield of debt and income producing securities	4.96%
Weighted average interest rate of debt and income producing securities	4.73%
Weighted average spread over LIBOR of all floating rate investments	4.14%

Results of Operations

The following table represents the operating results for the period January 23, 2020 (Commencement of Operations) through December 31, 2020:

For the Period January 23, 2020 (Commencement of Operations) through December 31, 2020
Total investment income	$25,468,576
Less: Net expenses	10,771,790
Net investment income	14,696,786
Net realized gains (losses) on investments	(1,018,741)
Net change in unrealized gains (losses) on investments	13,055,565
Net increase (decrease) in net assets resulting from operations	$26,733,610

Investment Income

Investment income for the period January 23, 2020 (Commencement of Operations) through December 31, 2020, was as follows:

For the Period January 23, 2020 (Commencement of Operations) through
December 31, 2020
Interest from investments	$24,956,907
Dividend income	228,092
Other income	283,577
Total investment income	$25,468,576

Comparative consolidated financial statements are not presented as the Company commenced operations on January 23, 2020.

Expenses

Operating expenses for the period January 23, 2020 (Commencement of Operations) through December 31, 2020, was as follows:

For the Period January 23, 2020 (Commencement of Operations) through
December 31, 2020
Interest expenses	$4,739,682
Management fees	3,947,575
Other operating expenses	2,375,781
Initial organization	122,199
Directors fees	80,000
Management fee waiver	(493,447)
Net expenses	$10,771,790

Net expenses for the period from January 23, 2020 (Commencement of Operations) through December 31, 2020 were $10.8 million which consisted of $3.9 million in management fees, $122 thousand in initial organization expenses, $2.4 million in other operating expense, and $4.7 million in interest expenses offset by $493 thousand in management fee waiver from the Investment Advisor.

Net Change in Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the period January 23, 2020 (Commencement of Operations) through December 31, 2020, net unrealized gains (losses) on our investment portfolio were comprised of the following:

For the Period January 23, 2020 (Commencement of Operations) through
December 31, 2020
Unrealized gains on investments	$13,991,108
Unrealized (losses) on investments	(935,543)
Net change in unrealized gains (losses) on investments	$13,055,565

The change in unrealized appreciation (depreciation) for the period from January 23, 2020 (Commencement of Operations) through December 31, 2020 totaled $13.1 million. The change in net unrealized appreciation for the period from January 23, 2020 (Commencement of Operations) through December 31, 2020 was related to the appreciation of our investments in Boxer Parent Company, Inc., CHG Healthcare Services, Inc, and Traverse Midstream Partners, LLC among other existing portfolio investments.

Financial Condition, Liquidity and Capital Resources

We anticipate cash to be generated from the private offering of our common stock and other future offerings of securities (including an initial public offering), and cash flows from operations, including interest earned from the temporary investment of cash in cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less. Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. If we are unable to obtain leverage or raise equity capital on terms that are acceptable to us, our ability to grow our portfolio could be substantially impacted. Furthermore, while any indebtedness and senior securities remain outstanding, we may be required to prohibit any distribution to our stockholders or the repurchase of shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. In connection with borrowings, our lenders, including under the Credit Facility and the WF Credit Facility, may require us to pledge assets, investor commitments to fund capital calls and/or the proceeds of those capital calls. In addition, such lenders may ask us to comply with positive or negative covenants that could have an effect on our operations.

During the period January 23, 2020 (Commencement of Operations) through December 31, 2020, we experienced a net increase in cash and cash equivalents of $681 thousand. During the period, net cash used in operating activities was $623.2 million, primarily as a result of fundings of portfolio investments (excluding investments in short-term money market funds) of $854.5 million, partially offset by proceeds received from sale of investments of $268.3 million. We invested in short-term money market funds during the period, and as of the end of the period we held $53.1 million in fair value of short-term money market funds. During the same period, net cash provided by financing activities was $623.9 million, primarily consisting of $395.3 million of net borrowing under the Credit Facility and proceeds from the issuance of common stock of $233.7 million

As of December 31, 2020, we had cash and cash equivalents of $683 thousand. As of December 31, 2020, we had $395 million principal outstanding under the Credit Facility.

As of December 31, 2020, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	December 31, 2020
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common stock	$235,670,000	$2,000,000	99%

As a BDC, we are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. As of December 31, 2020, our asset coverage ratio was 164%.

Capital Contributions

During the period January 23, 2020 (Commencement of Operations) through December 31, 2020, the Company issued and sold 12,562,805 shares at an aggregate purchase price of $238.6 million. The amount includes shares issued in reinvestment.

Financing Arrangements

Bank of America Credit Facility

On February 18, 2020, the Company, through a special purpose wholly-owned subsidiary, PS BDC Funding, entered into the Credit Agreement with the Lenders, BofA N.A. as the administrative agent and BofA Securities, as Lead Arranger and Sole Book Manager, pursuant to which the Lenders agreed to provide the Company with a revolving line of credit.

Under the Credit Facility, which matures on February 18, 2023, the Lenders have agreed to extend credit to PS BDC Funding in an aggregate amount up to the Commitment (as defined in the Credit Agreement) amount. The Commitment amount for the Credit Facility was $200.0 million as of the closing date of the Credit Agreement and increased to $400.0 million on the one-month anniversary of the closing date, and further increased to $475.0 million on October 12, 2020. The Borrowers’ ability to draw under the Credit Facility is scheduled to terminate on February 11, 2023. All amounts outstanding under the Credit Facility are required to be repaid by February 18, 2023.

The loans under the Credit Facility may be base rate loans or eurocurrency rate loans. The base rate loans will bear interest at the base rate plus 1.30%, and the eurocurrency rate loans will bear interest at LIBOR plus 1.30%. The “base rate” will be equal to the highest of (a) the federal funds rate plus 1/2 of 1%, (b) the prime rate and (c) LIBOR. The Credit Agreement includes fallback language in the event that LIBOR becomes unavailable. Interest pursuant to base rate loans is payable quarterly in arrears, and interest pursuant to eurocurrency loans is payable either quarterly or monthly, as specified by the Borrowers in a loan notice pertaining thereto. The Credit Agreement requires the payment of a commitment fee of 0.50% for unused Commitments during the first five months following the closing of the Credit Facility, and, thereafter, 1.80% for any unused Commitments above 70% of the total Commitments. Such fee is payable quarterly in arrears. The advance rate for PS BDC Funding’s Eligible Collateral Assets ranges from 40% for Second Lien Bank Loans to 70% for First Lien Bank Loans that are B Assets to 100% for Cash (excluding Excluded Amounts) (as each such term is defined in the Credit Agreement).

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

As of December 31, 2020, we had approximately $395 million principal outstanding and $80 million of available Commitments under the Credit Facility, and PS BDC Funding was in compliance with the applicable covenants in the Credit Facility on such date.

Wells Fargo Credit Facility

On December 18, 2020, the Company, through a special purpose wholly-owned subsidiary, PS BDC Funding II, entered into the Loan Agreement with the WF Lenders, WFB as the administrative agent and U.S. Bank, as Collateral Agent and Custodian, pursuant to which the WF Lenders agreed to provide the Company with a line of credit.

Under the WF Credit Facility, which matures on December 18, 2025, the WF Lenders have agreed to extend credit to PS BDC Funding II in an aggregate amount up to the Facility Amount (as defined in the Loan Agreement). The Facility Amount for the WF Credit Facility was $150.0 million as of the closing date of the Loan Agreement. The WF Borrowers’ ability to draw under the WF Credit Facility is scheduled to terminate on December 18, 2023. All amounts outstanding under the WF Credit Facility are required to be repaid by December 18, 2025.

The loans under the WF Credit Facility may be Broadly Syndicated Loans or Middle Market Loans and shall be eurocurrency rate loans unless such rate is unavailable, in which case the loans shall be base rate loans until such rate is available. Broadly Syndicated Loans will bear interest at the LIBOR or base rate, as applicable, plus 1.85%, and Middle Market Loans will bear interest at LIBOR or base rate, as applicable, plus 2.35%. The “base rate” will be equal to the highest of (a) the federal funds rate plus 1/2 of 1% and (b) the prime rate. The Loan Agreement includes fallback language in the event that LIBOR becomes unavailable. Interest is payable quarterly, as determined by the WFB as the administrative agent. The WF Loan Agreement requires the payment of a non-usage fee of (x) 0.50% multiplied by daily unused Facility Amounts during the first six months following the closing of the WF Credit Facility, (y) 0.50% multiplied by the lesser of (1) daily unused Facility Amounts and (2) 50% of the Facility Amount plus 2.00% multiplied by the greater of (i) the difference between the daily unused Facility Amount and 50% of the Facility Amount and (ii) zero between six and twelve months following the closing of the WF Credit Facility, and, (z) thereafter, 0.50% multiplied by the lesser of (1) daily unused Facility Amounts and (2) 20% of the Facility Amount plus 2.00% multiplied by the greater of (i) the difference between the daily unused Facility Amount and 20% of the Facility Amount and (ii) zero. Such fee is payable quarterly in arrears. The applicable percentage for PS BDC Funding II’s Eligible Loans ranges from 67.5% for Middle Market Loans to 70% for Broadly Syndicated Loans (as each such term is defined in the Loan Agreement).

PS BDC Funding II has pledged all of its assets to U.S. Bank, in its capacity as Collateral Agent, to secure its obligations under the WF Credit Facility. Both the Company and PS BDC Funding II have made customary representations and warranties and are required to comply with various covenants, reporting requirements, and other customary requirements for similar credit facilities. Borrowing under the WF Credit Facility is subject to the leverage restrictions contained in the 1940 Act. The obligations under the Loan Agreement may be accelerated upon the occurrence of an event of default under the Loan Agreement, including in the event of a change of control of PS BDC Funding II, if the Investment Advisor ceases to serve as investment adviser to the Company, or if Palmer Square or its affiliates cease to directly or indirectly own a majority of the membership interests of the Investment Advisor.

As of December 31, 2020, we had no principal outstanding and $150 million of available Commitments under the WF Credit Facility.

Distribution Policy

To the extent that we have income available, we intend to distribute quarterly dividends to our stockholders. Our quarterly dividends, if any, will be determined by our Board. Any dividends to our stockholders will be declared out of assets legally available for distribution.

Beginning with our taxable year ending December 31, 2020 we have elected to be treated as a RIC under the Code, and we expect to qualify as a RIC annually thereafter. To obtain and maintain RIC tax treatment, among other things, we must distribute dividends to our stockholders in respect of each taxable year of an amount at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses (“investment company taxable income”), determined without regard to any deduction for dividends paid. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute dividends to our stockholders in respect of each calendar year of an amount at least equal to the sum of: (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for such calendar year; (2) 98.2% of our capital gains in excess of capital losses (“capital gain net income”), adjusted for certain ordinary losses, generally for the one-year period ending on October 31 of such calendar year; and (3) any net ordinary income and capital gain net income for preceding years that were not distributed during such years and on which we previously paid no U.S. federal income tax. Under certain applicable provisions of the Code and U.S. Treasury regulations, distributions payable in cash or in shares of stock at the election of the stockholders are treated as taxable dividends. The Internal Revenue Service has published guidance indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 20% of the total distribution. Under this guidance if too many stockholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). If we decide to make any distributions consistent with this guidance that are payable in part in its stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, shares of our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the value of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, the Company may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock.

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

After a Listing, the Board intends to primarily use newly-issued shares to implement the dividend reinvestment plan, whether or not the shares are trading at a price per share at, below or above net asset value. However, the Board reserves the right to purchase shares in the open market in connection with the implementation of the dividend reinvestment plan. The number of newly issued shares to be issued to a participant would be determined by dividing the total dollar amount of the dividend payable to such stockholder by the market price per share of our common stock at the close of regular trading on a national securities exchange on the dividend payment date. Shares purchased in open market transactions by US Bank, the plan administrator and our transfer agent, registrar, and dividend disbursing agent, will be allocated to a participant based upon the average purchase price, excluding any brokerage charges or other charges, of all shares of the our common stock purchased with respect to the dividend.

A registered stockholder may elect to receive an entire distribution in cash by notifying US Bank in writing so that such notice is received by the plan administrator no later than the record date for distributions to stockholders. The plan administrator will set up an account for shares acquired through the plan for each stockholder who has not elected to receive dividends or other distributions in cash and hold such shares in noncertificated form.

Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

Critical accounting policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. The preparation of these financial statements will require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, we have described our critical accounting policies in the notes to our consolidated financial statements.

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

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at December 31, 2020 is as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility, Net	$393,152,103	$-	$393,152,103	$-	$-
Total contractual obligations	$393,152,103	$-	$393,152,103	$-	$-

Off-Balance Sheet Arrangements

Unfunded commitments to provide funds to portfolio companies are not recorded on our consolidated statements of assets and liabilities. Our unfunded commitments may be significant from time to time. Unfunded commitments may expire without being drawn upon and the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2020, we had three unfunded commitments totaling $1.3 million. See “Note 8. Commitments and Contingencies” in the notes to the accompanying consolidated financial statements for specific identification of the unfunded commitments. We believe we maintain sufficient liquidity in the form of cash (including restricted cash, if any), receivables and borrowing capacity to fund these unfunded commitments should the need arise. See Financial Condition, Liquidity and Capital Resources above.

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any off- balance sheet financings or liabilities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Assuming that the consolidated statement of assets and liabilities as of December 31, 2020 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rate.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(1,507,147)	$(987,500)	$(519,647)
Up 100 basis points	6,028,588	3,950,000	2,078,588
Up 200 basis points	12,057,176	7,900,000	4,157,176
Up 300 basis points	18,085,764	11,850,000	6,235,764

The data in the table is based on the Company’s current statement of assets and liabilities. As of December 31, 2020, the Company had $3.8 million in net purchases that had not yet settled. After settlement of these purchases, the change in interest expense will be larger as a result of the increase in the amount borrowed under the Credit Facility. The table does not include any change in dividend income from the Company’s money market investments.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Palmer Square Capital BDC Inc.

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities, including the schedule of investments, of Palmer Square Capital BDC Inc. and its subsidiaries (the “Company”) as of December 31, 2020, and the related statements of operations, changes in net assets and cash flows for the period from January 23, 2020 (commencement of operations) to December 31, 2020, including the related notes. In addition, we have audited the accompanying statement of assets and liabilities of the Company as of December 31, 2019 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and December 31, 2019, and the results of its operations, changes in its net assets and its cash flows for the period from January 23, 2020 (commencement of operations) to December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of December 31, 2020 by correspondence with the custodian, agent banks and brokers; when replies were not received from brokers or agent banks, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Kansas City, Missouri

March 12, 2021

We have served as the auditor of Palmer Square Capital BDC Inc. since 2019.

Palmer Square Capital BDC Inc.

Consolidated Statement of Assets and Liabilities

	December 31, 2020	December 31, 2019 (Unconsolidated)
Assets:
Non-controlled, non-affiliated investments, at fair value (amortized cost of $640,100,635)	$653,156,200	$-
Cash and cash equivalents	682,579	1,500
Receivables:
Receivable for sales of investments	11,762,002	-
Receivable for paydowns of investments	121,391	-
Due from investment adviser	155,353	-
Dividend receivable	345	-
Interest receivable	1,612,231	-
Prepaid expenses and other assets	-	500,246
Total Assets	$667,490,101	$501,746

Liabilities:
Credit facility, net (Note 6)	$393,152,103	$-
Payables:
Payable to affiliate for organizational costs	-	28,635
Payable for investments purchased	15,553,450	-
Distributions payable	3,894,470
Management fee payable	1,242,821	-
Accrued other general and administrative expenses	502,286	595,188
Total Liabilities	$414,345,130	$623,823

Commitments and contingencies (Note 8)

Net Assets:
Common Shares, $0.001 par value; 450,000,000 shares authorized; 12,562,805 and 75 as of December 31, 2020 and December 31, 2019, respectively issued and outstanding	12,563	-
Additional paid-in capital	238,204,363	1,500
Total distributable earnings (accumulated deficit)	14,928,045	(123,577)
Total Net Assets	$253,144,971	$(122,077)
Total Liabilities and Net Assets	$667,490,101	$501,746
Net Asset Value Per Common Share	$20.15	$(1,627.69)

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statement of Operations

For the Period January 23, 2020 (Commencement of Operations) through
December 31, 2020
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$24,956,907
Dividend income	228,092
Other income	283,577
Total investment income from non-controlled, non-affiliated investments	25,468,576
Total Investment Income	25,468,576

Expenses:
Interest expense	4,739,682
Management fees	3,947,575
Professional fees	992,352
Directors fees	80,000
Offering costs	503,292
Initial organization	122,199
Other general and administrative expenses	880,137
Total Expenses	11,265,237
Less: Management fee waiver (Note 3)	(493,447)
Net expenses	10,771,790
Net Investment Income (Loss)	14,696,786

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses):
Non-controlled, non-affiliated investments	(1,018,741)
Total net realized gains (losses)	(1,018,741)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	13,055,565
Total net change in unrealized gains (losses)	13,055,565
Total realized and unrealized gains (losses)	12,036,824

Net Increase (Decrease) in Net Assets Resulting from Operations	$26,733,610

Per Common Share Data:
Basic and diluted net investment income per common share	$1.32
Basic and diluted net increase in net assets resulting from operations	$2.40
Weighted Average Common Shares Outstanding - Basic and Diluted	11,156,932

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statement of Changes in Net Assets

For the Period January 23, 2020 (Commencement of Operations) through
December 31, 2020
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$14,696,786
Net realized gains (losses) on investments and foreign currency transactions	(1,018,741)
Net change in unrealized gains (losses) on investments, foreign currency translations, and foreign currency exchange contracts	13,055,565
Net Increase (Decrease) in Net Assets Resulting from Operations	26,733,610

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(12,181,659)
Net Decrease in Net Assets Resulting from Stockholder Distributions	(12,181,659)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	233,670,000
Reinvestment of distributions	4,921,520
Net Increase in Net Assets Resulting from Capital Share Transactions	238,591,520
Total Increase (Decrease) in Net Assets	253,143,471
Net Assets, Beginning of Period	1,500
Net Assets, End of Period	$253,144,971

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.
Consolidated Statement of Cash Flows

For the Period January 23, 2020 (Commencement of Operations) through
December 31, 2020
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$26,733,610
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gains)/losses on investments	1,018,741
Net change in unrealized (gains)/losses on investments	(13,055,565)
Net accretion of discount on investments	(1,755,502)
Purchases of short-term investments	(664,542,585)
Purchases of portfolio investments	(854,515,933)
Proceeds from sale of short-term investments	611,437,715
Proceeds from sale of portfolio investments	268,256,929
Amortization of deferred financing cost	(395,540)
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in receivable for sales of investments	(11,762,002)
(Increase)/decrease in interest and dividends receivable	(1,612,576)
(Increase)/decrease in due from investment adviser	(155,353)
(Increase)/decrease in receivable for paydowns of investments	(121,391)
Increase/(decrease) in payable for investments purchased	15,553,450
Increase/(decrease) in management fees payable	1,242,821
Increase/(decrease) in accrued other general and administrative expenses	502,286
Net cash used in operating activities	(623,170,895)

Cash Flows from Financing Activities:
Borrowings on credit facility	395,273,776
Payments of debt issuance costs	(1,726,133)
Distributions paid in cash	(3,365,669)
Proceeds from issuance of common shares, net of change in subscriptions receivable of $ -	233,670,000
Net cash provided by financing activities	623,851,974

Net increase in cash and cash equivalents	681,079
Cash and cash equivalents, beginning of period	1,500
Cash and cash equivalents, end of period	$682,579

Supplemental and Non-Cash Information:
Interest paid during the period	$4,465,906
Distributions declared during the period	$12,181,659
Reinvestment of distributions during the period	$4,921,520
Distributions payable	$3,894,470

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of December 31, 2020

			Acquisition	Maturity	Principal /	Amortized	Fair	Percentage of
Portfolio Company(3)	Industry	Interest Rate	Date	Date	Par	Cost(1)(6)	Value	Net Assets
Debt Investments
First Lien Senior Secured(2)
Academy, Ltd. (4)(7)	Specialty Retail	5.75% (L + 5.00%)	10/28/2020	10/28/2027	2,500,000	$2,475,456	$2,499,375	0.9%
Acrisure, LLC (7)	Insurance	3.65% (L + 3.50%)	1/31/2020	2/12/2027	4,962,500	4,952,070	4,882,902	1.8%
AI Convoy (Luxembourg) S.a.r.l. (7)	Aerospace and Defense	4.50% (L + 3.50%)	4/14/2020	1/29/2027	4,367,000	4,228,081	4,370,275	1.6%
Albany Molecular Research, Inc. (7)	Healthcare Providers and Services	4.25% (L + 3.25%)	2/20/2020	8/28/2024	4,949,493	4,925,181	4,976,320	1.9%
Alera Group Intermediate Holdings, Inc. (7)	Insurance	4.50% (L + 4.00%)	2/3/2020	8/1/2025	5,453,360	5,396,423	5,412,460	2.0%
AlixPartners, LLP (7)	Diversified Financial Services	2.65% (L + 2.50%)	4/13/2020	4/30/2024	2,475,542	2,415,423	2,453,695	0.9%
Alliant Holdings Intermediate LLC (7)	Insurance	3.40% (L + 3.25%)	1/27/2020	5/9/2025	3,703,695	3,430,767	3,651,214	1.3%
Alliant Holdings Intermediate LLC (7)	Insurance	4.25% (L + 3.75%)	10/8/2020	10/8/2027	996,731	989,410	999,228	0.3%
Alphabet Holding Company, Inc. (7)	Food Products	3.65% (L + 3.50%)	1/24/2020	9/26/2024	2,971,847	2,841,691	2,950,584	1.1%
Alterra Mountain Company (7)	Hotels, Restaurants and Leisure	5.50% (L + 4.50%)	5/13/2020	8/31/2026	2,007,369	1,990,823	2,024,933	0.7%
Alterra Mountain Company (7)	Hotels, Restaurants and Leisure	2.90% (L + 2.75%)	4/13/2020	6/28/2024	2,976,982	2,825,365	2,944,727	1.1%
Amentum Government Services Holdings LLC (7)	Construction and Engineering	3.65% (L + 3.50%)	3/19/2020	2/26/2027	4,477,500	4,213,933	4,477,500	1.7%
Amentum Government Services Holdings LLC (7)	Construction and Engineering	5.50% (L + 4.75%)	10/29/2020	1/29/2027	1,500,000	1,470,381	1,515,000	0.5%
American Rock Salt Company LLC (7)	Metals and Mining	4.50% (L + 3.50%)	2/28/2020	3/21/2025	4,766,715	4,744,813	4,776,844	1.8%
AmWINS Group, Inc. (7)	Insurance	3.75% (L + 2.75%)	3/2/2020	2/28/2024	4,458,648	4,410,908	4,469,014	1.7%
Amynta Agency Borrower, Inc. (7)	Insurance	4.65% (L + 4.50%)	2/13/2020	2/28/2025	4,996,250	4,795,887	4,846,363	1.8%
APLP Holdings Limited Partnership (4)(7)	Independent Power and Renewable Electricity Producers	3.50% (L + 2.50%)	3/25/2020	4/13/2023	1,336,736	1,251,155	1,336,736	0.4%
Applovin Corporation (7)	Software	3.65% (L + 3.50%)	3/2/2020	8/15/2025	4,957,013	4,889,288	4,952,056	1.9%
Arches Buyer Inc. (7)	Interactive Media and Services	4.50% (L + 4.00%)	11/24/2020	11/24/2027	5,000,000	4,950,488	5,016,250	1.9%
Aristocrat International PTY Ltd (4)(7)	Hotels, Restaurants and Leisure	4.75% (L + 3.75%)	5/14/2020	10/31/2024	2,487,500	2,443,638	2,502,276	1.0%
Aruba Investments, Inc. (7)	Chemicals	4.75% (L + 4.00%)	10/28/2020	10/28/2027	1,500,000	1,485,176	1,504,223	0.6%
Ascend Learning, LLC (7)	Diversified Consumer Services	4.00% (L + 3.00%)	4/16/2020	7/29/2024	3,919,615	3,756,423	3,908,836	1.5%
AssuredPartners, Inc. (7)	Insurance	5.50% (L + 4.50%)	5/29/2020	2/12/2027	992,500	973,932	996,227	0.4%
AssuredPartners, Inc. (7)	Insurance	3.65% (L + 3.50%)	2/11/2020	2/12/2027	4,950,000	4,938,511	4,885,403	1.9%
Asurion, LLC (7)	Diversified Consumer Services	3.40% (L + 3.25%)	12/23/2020	1/29/2027	1,987,249	1,958,010	1,969,860	0.8%
Athenahealth, Inc. (7)	Healthcare Providers and Services	4.65% (L + 4.50%)	2/20/2020	2/11/2026	3,962,198	3,927,936	3,967,150	1.6%
Avaya Inc. (4)(7)	Diversified Telecommunication Services	4.41% (L + 4.25%)	4/20/2020	12/15/2024	1,560,941	1,490,031	1,572,218	0.6%
Avaya Inc. (4)(7)	Diversified Telecommunication Services	4.39% (L + 4.25%)	4/20/2020	12/15/2027	1,939,059	1,764,355	1,943,093	0.8%
Azalea TopCo, Inc. (7)	Healthcare Providers and Services	3.71% (L + 3.50%)	2/26/2020	7/23/2026	3,962,387	3,917,453	3,923,595	1.5%
Barracuda Networks, Inc. (7)	IT Services	4.50% (L + 3.75%)	3/2/2020	1/10/2025	4,019,316	4,015,168	4,018,311	1.6%
Bass Pro Group, LLC (7)	Specialty Retail	5.75% (L + 5.00%)	7/28/2020	9/25/2024	6,071,202	6,066,031	6,100,495	2.4%
Bausch Health Companies Inc. (4)	Pharmaceuticals	3.15% (L + 3.00%)	3/18/2020	6/30/2025	3,905,458	3,738,642	3,896,319	1.5%
Belfor Holdings Inc. (7)	Commercial Services and Supplies	4.15% (L + 4.00%)	3/18/2020	3/31/2026	2,976,096	2,844,878	2,983,685	1.2%
Bioscrip, Inc. (4)(7)	Healthcare Providers and Services	4.40% (L + 4.25%)	3/5/2020	5/29/2026	5,089,512	4,901,157	5,088,469	2.0%
Blackstone CQP Holdco LP (7)	Energy Equipment and Services	3.74% (L + 3.50%)	2/28/2020	6/7/2024	1,979,900	1,942,728	1,977,425	0.8%
Boxer Parent Company, Inc. (7)	Software	4.40% (L + 4.25%)	4/7/2020	9/1/2025	3,394,243	3,006,431	3,387,064	1.3%
Brookfield Property REIT Inc. (7)	Real Estate Investment Trusts (REITs)	2.65% (L + 2.50%)	4/17/2020	5/4/2025	2,144,701	1,777,242	2,039,847	0.8%
Brookfield WEC Holdings Inc. (7)	Commercial Services and Supplies	3.75% (L + 3.00%)	2/25/2020	8/1/2025	4,455,798	4,390,350	4,451,031	1.8%
Buzz Merger Sub Ltd. (7)	Leisure Products	2.90% (L + 2.75%)	1/24/2020	1/22/2027	3,473,750	3,387,888	3,460,723	1.4%
Caesars Resort Collection, LLC (4)(7)	Hotels, Restaurants and Leisure	4.65% (L + 4.50%)	6/19/2020	7/31/2025	2,992,500	2,908,415	3,002,315	1.2%
Camelot U.S. Acquisition 1 Co. (4)(7)	Professional Services	3.15% (L + 3.00%)	4/14/2020	10/28/2026	3,969,925	3,901,437	3,957,936	1.6%
CCI Buyer, Inc. (5)(7)	Wireless Telecommunication Services	4.75% (L + 4.00%)	12/16/2020	12/31/2027	2,400,000	2,376,000	2,401,992	0.9%
CCS-CMGC Holdings, Inc. (7)	Healthcare Providers and Services	5.71% (L + 5.50%)	1/24/2020	10/1/2025	3,959,596	3,899,353	3,850,707	1.5%
Change Healthcare Holdings, Inc. (4)(7)	Healthcare Providers and Services	3.50% (L + 2.50%)	4/1/2020	3/1/2024	2,326,036	2,225,791	2,319,209	0.9%
CHG Healthcare Services, Inc (7)	Healthcare Providers and Services	4.00% (L + 3.00%)	3/19/2020	6/7/2023	2,967,965	2,650,461	2,956,375	1.2%
Cincinnati Bell Inc. (4)(7)	Media	4.25% (L + 3.25%)	3/19/2020	10/2/2024	3,965,775	3,814,313	3,971,347	1.6%
Citadel Securities LP (7)	Diversified Financial Services	2.90% (L + 2.75%)	3/20/2020	2/6/2026	4,054,286	3,758,583	4,062,719	1.6%
Consolidated Communications, Inc. (4)(7)	Diversified Telecommunication Services	5.75% (L + 4.75%)	9/18/2020	10/31/2027	1,995,000	1,965,667	2,007,808	0.8%
CP Atlas Buyer, Inc (7)	Building Products	5.25% (L + 4.50%)	11/20/2020	12/31/2027	3,750,000	3,712,996	3,762,656	1.5%
CP Atlas Buyer, Inc (7)	Building Products	5.25% (L + 4.50%)	11/20/2020	11/19/2027	1,250,000	1,237,610	1,254,219	0.5%
Creative Artists Agency, LLC (7)	Media	3.90% (L + 3.75%)	3/2/2020	11/20/2026	1,980,000	1,980,000	1,961,853	0.8%
Crestwood Holdings LLC	Oil, Gas and Consumable Fuels	7.66% (L + 7.50%)	6/5/2020	2/28/2023	488,751	346,400	381,226	0.2%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of December 31, 2020

			Acquisition	Maturity	Principal /	Amortized	Fair	Percentage of
Portfolio Company(3)	Industry	Interest Rate	Date	Date	Par	Cost(1)(6)	Value	Net Assets
DCert Buyer, Inc. (5)(7)	Software	4.15% (L + 4.00%)	1/28/2020	8/7/2026	4,962,500	4,953,855	4,965,602	2.0%
Deerfield Dakota Holding, LLC (7)	Diversified Financial Services	4.75% (L + 3.75%)	3/6/2020	2/25/2027	4,975,000	4,901,828	5,003,780	2.0%
Delek US Holdings, Inc. (4)(7)	Oil, Gas and Consumable Fuels	6.50% (L + 5.50%)	5/18/2020	3/31/2025	2,382,000	2,231,776	2,368,613	0.9%
Delta Topco, Inc. (7)	IT Services	4.50% (L + 3.75%)	10/7/2020	10/29/2027	4,000,000	3,980,258	4,005,840	1.6%
The Dun & Bradstreet Corporation (4)(7)	Professional Services	3.90% (L + 3.75%)	1/24/2020	3/31/2026	4,962,500	4,896,041	4,974,212	2.0%
EAB Global, Inc. (7)	Professional Services	4.75% (L + 3.75%)	2/21/2020	9/27/2024	2,974,516	2,893,045	2,958,721	1.2%
ECI Software Solutions, Inc. (7)	Software	4.50% (L + 3.75%)	9/17/2020	9/30/2027	6,000,000	5,970,754	6,001,230	2.4%
EFS Cogen Holdings I LLC (7)	Independent Power and Renewable Electricity Producers	4.50% (L + 3.50%)	9/24/2020	10/29/2027	2,963,385	2,948,910	2,954,954	1.2%
Elanco Animal Health Incorporated (4)(7)	Healthcare Providers and Services	1.90% (L + 1.75%)	3/20/2020	2/26/2027	45,572	40,158	45,235	0.0%
Endo Luxembourg Finance Company I S.a.r.l. (4)(7)	Pharmaceuticals	5.00% (L + 4.25%)	4/13/2020	4/29/2024	2,480,720	2,325,276	2,449,711	1.0%
Ensemble RCM, LLC (7)	Healthcare Providers and Services	3.96% (L + 3.75%)	4/14/2020	7/24/2026	3,807,085	3,704,542	3,807,561	1.5%
Epicor Software Corporation (7)	Software	5.25% (L + 4.25%)	7/23/2020	6/1/2022	3,990,000	3,926,731	4,020,962	1.6%
Everi Payments Inc. (4)	Professional Services	11.50% (L + 10.50%)	4/14/2020	5/9/2024	348,250	342,071	362,180	0.1%
Everi Payments Inc. (4)(7)	Professional Services	3.75% (L + 2.75%)	4/9/2020	5/1/2024	1,000,000	879,949	991,530	0.4%
Evertec Group LLC (4)(7)	Professional Services	3.65% (L + 3.50%)	4/14/2020	12/31/2024	2,430,502	2,341,762	2,430,502	1.0%
Flexera Software LLC (5)(7)	Software	4.50% (L + 3.75%)	12/16/2020	1/16/2028	2,500,000	2,496,250	2,503,125	1.0%
Flexera Software LLC (5)(7)	Software	4.25% (L + 3.25%)	2/28/2020	2/26/2025	1,519,710	1,480,336	1,521,336	0.6%
Garda World Security Corporation (7)	Diversified Consumer Services	4.99% (L + 4.75%)	3/13/2020	10/23/2026	5,000,000	4,848,904	5,013,750	2.0%
GFL Environmental Inc. (4)(7)	Commercial Services and Supplies	3.50% (L + 3.00%)	2/20/2020	5/9/2025	2,622,258	2,528,578	2,628,617	1.0%
Global Medical Response, Inc. (7)	Healthcare Providers and Services	5.75% (L + 4.75%)	9/24/2020	9/24/2025	4,500,000	4,413,785	4,480,313	1.8%
Guggenheim Partners Investment Management Holdings, LLC (7)	Diversified Financial Services	3.50% (L + 2.75%)	2/28/2020	7/21/2023	1,482,852	1,475,112	1,485,017	0.6%
Guidehouse LLP (7)	Professional Services	4.65% (L + 4.50%)	4/14/2020	3/14/2025	4,024,967	3,953,955	4,031,669	1.6%
HAH Group Holding Company LLC (7)	Healthcare Providers and Services	6.00% (L + 5.00%)	10/22/2020	10/20/2027	3,551,724	3,492,899	3,534,224	1.4%
Hamilton Projects Acquiror LLC (7)	Electric Utilities	5.75% (L + 4.75%)	6/11/2020	6/11/2027	5,457,587	5,389,828	5,482,611	2.2%
Harbor Freight Tools USA, Inc. (7)	Specialty Retail	4.00% (L + 3.25%)	10/14/2020	11/30/2027	3,500,000	3,465,751	3,506,370	1.4%
Helix Gen Funding, LLC (7)	Independent Power and Renewable Electricity Producers	4.75% (L + 3.75%)	1/31/2020	3/8/2024	4,419,559	4,366,931	4,280,254	1.7%
Help/Systems Holdings, Inc. (7)	Software	5.75% (L + 4.75%)	9/16/2020	11/13/2026	4,974,937	4,926,250	4,966,654	2.0%
Hostess Brands, LLC (4)(7)	Food Products	3.00% (L + 2.25%)	3/18/2020	8/1/2025	1,438,207	1,326,162	1,432,929	0.6%
HUB International Limited (7)	Insurance	5.00% (L + 4.00%)	4/22/2020	4/25/2025	3,979,925	3,918,865	3,997,536	1.6%
Hyland Software, Inc. (7)	Software	4.25% (L + 3.50%)	9/25/2020	7/1/2024	2,992,347	2,981,598	3,003,568	1.2%
Hyperion Refinance S.a.r.l. (7)	Insurance	4.50% (L + 3.50%)	3/2/2020	12/13/2024	3,962,981	3,911,850	3,958,582	1.6%
ICH US Intermediate Holdings II, Inc. (7)	Healthcare Providers and Services	6.75% (L + 5.75%)	2/28/2020	12/24/2026	6,748,077	6,617,263	6,754,420	2.7%
Idera, Inc. (7)	Software	5.00% (L + 4.00%)	2/14/2020	6/28/2024	4,456,406	4,417,886	4,456,428	1.8%
Informatica LLC (7)	Software	3.40% (L + 3.25%)	2/14/2020	2/15/2027	1,975,025	1,942,614	1,962,533	0.8%
Inmar, Inc. (7)	Professional Services	5.00% (L + 4.00%)	1/24/2020	5/1/2024	2,969,231	2,938,868	2,927,083	1.2%
IRB Holding Corporation (5)(7)	Hotels, Restaurants and Leisure	4.25% (L + 3.25%)	11/19/2020	11/19/2027	1,850,000	1,831,500	1,855,495	0.7%
Iridium Satellite LLC (4)(7)	Diversified Telecommunication Services	4.75% (L + 3.75%)	3/6/2020	10/18/2026	4,716,862	4,690,701	4,747,003	1.9%
Ivanti Software, Inc. (7)	IT Services	5.75% (L + 4.75%)	11/20/2020	11/22/2027	5,000,000	4,925,621	4,996,875	2.0%
Jane Street Group, LLC (7)	Diversified Financial Services	3.23% (L + 3.00%)	1/31/2020	1/31/2025	1,470,069	1,447,558	1,470,437	0.6%
Kestrel Acquisition LLC (7)	Independent Power and Renewable Electricity Producers	5.25% (L + 4.25%)	2/25/2020	5/2/2025	1,979,695	1,790,719	1,733,471	0.7%
Klockner-Pentaplast of America, Inc. (4)(7)	Containers and Packaging	5.25% (L + 4.25%)	9/10/2020	6/29/2022	3,730,720	3,689,267	3,728,388	1.5%
Landry’s Finance Acquisition Co	Hotels, Restaurants and Leisure	13.00% (L + 12.00%)	6/12/2020	10/4/2023	18,875	18,252	21,518	0.0%
LBM Acquisition LLC (5)(7)	Construction Materials	4.50% (L + 3.75%)	12/9/2020	12/31/2027	1,227,273	1,212,273	1,229,148	0.5%
LCPR Loan Financing LLC (7)	Diversified Telecommunication Services	5.16% (L + 5.00%)	3/13/2020	10/22/2026	4,000,000	3,941,122	4,022,500	1.6%
Lightstone Holdco LLC	Independent Power and Renewable Electricity Producers	4.75% (L + 3.75%)	4/7/2020	1/30/2024	1,609,237	1,288,637	1,499,833	0.6%
Lightstone Holdco LLC	Independent Power and Renewable Electricity Producers	4.75% (L + 3.75%)	4/7/2020	1/30/2024	90,763	72,681	84,593	0.0%
Limetree Bay Terminals, LLC (5)(7)	Oil, Gas and Consumable Fuels	5.00% (L + 4.00%)	4/22/2020	2/15/2024	2,284,783	2,023,325	2,150,552	0.8%
Lions Gate Capital Holdings LLC (4)(7)	Media	2.40% (L + 2.25%)	4/1/2020	3/19/2025	1,980,572	1,869,480	1,959,529	0.8%
LogMeIn, Inc. (7)	IT Services	4.90% (L + 4.75%)	8/14/2020	8/31/2027	3,500,000	3,415,896	3,495,643	1.4%
Mauser Packaging Solutions Holding Company (7)	Containers and Packaging	3.48% (L + 3.25%)	4/13/2020	4/3/2024	1,488,432	1,366,428	1,441,918	0.6%
McAfee, LLC (4)(7)	IT Services	3.90% (L + 3.75%)	2/26/2020	9/30/2024	3,570,079	3,556,203	3,575,220	1.4%
Meredith Corporation (4)(7)	Media	5.25% (L + 4.25%)	6/25/2020	1/31/2025	3,482,500	3,355,696	3,512,101	1.4%
Michaels Stores, Inc. (4)(7)	Specialty Retail	4.25% (L + 3.50%)	9/2/2020	10/1/2027	1,995,000	1,953,730	1,986,900	0.8%
Milano Acquisition Corporation (7)	Health Care Technology	4.75% (L + 4.00%)	8/17/2020	8/31/2027	3,500,000	3,466,538	3,508,015	1.4%
Minotaur Acquisition, Inc. (7)	Diversified Financial Services	5.15% (L + 5.00%)	1/24/2020	3/27/2026	5,125,443	5,123,960	5,042,155	2.0%
Mitchell International, Inc. (7)	Software	4.75% (L + 4.25%)	7/6/2020	11/29/2024	3,241,875	3,128,166	3,250,790	1.3%
MPH Acquisition Holdings LLC (7)	Healthcare Providers and Services	3.75% (L + 2.75%)	4/13/2020	5/25/2023	2,591,513	2,463,356	2,584,438	1.0%
National Mentor Holdings, Inc. (7)	Healthcare Providers and Services	4.40% (L + 4.25%)	2/7/2020	2/5/2026	3,794,103	3,761,808	3,795,697	1.5%
National Mentor Holdings, Inc. (7)	Healthcare Providers and Services	4.40% (L + 4.25%)	2/7/2020	2/5/2026	169,724	168,243	169,795	0.1%
Navicure, Inc. (7)	Health Care Technology	4.75% (L + 4.00%)	9/15/2020	10/22/2026	2,705,719	2,699,303	2,709,101	1.1%
New Arclin US Holding Corp. (7)	Chemicals	4.50% (L + 3.50%)	8/25/2020	2/14/2024	1,989,525	1,966,566	1,990,778	0.8%
Newport Group Holdings II, Inc. (7)	Diversified Financial Services	3.72% (L + 3.50%)	8/25/2020	9/12/2025	2,984,733	2,900,441	2,966,078	1.2%
Nexus Buyer LLC (7)	Professional Services	3.90% (L + 3.75%)	3/10/2020	10/30/2026	4,048,687	3,955,471	4,027,613	1.6%
Nielsen Finance LLC (4)(7)	Media	4.75% (L + 3.75%)	5/7/2020	6/6/2025	1,492,500	1,477,234	1,506,179	0.6%
NorthStar Group Services, Inc. (7)	Commercial Services and Supplies	6.50% (L + 5.50%)	11/9/2020	11/9/2026	3,000,000	2,941,128	2,977,500	1.2%
Numericable U.S. LLC (7)	Media	4.24% (L + 4.00%)	3/31/2020	8/14/2026	3,972,139	3,814,159	3,965,108	1.6%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of December 31, 2020

			Acquisition	Maturity	Principal /	Amortized	Fair	Percentage of
Portfolio Company(3)	Industry	Interest Rate	Date	Date	Par	Cost(1)(6)	Value	Net Assets
OneDigital Borrower LLC (7)	Insurance	5.25% (L + 4.50%)	10/30/2020	10/29/2027	5,460,938	5,336,244	5,483,438	2.2%
Oregon Clean Energy, LLC (7)	Independent Power and Renewable Electricity Producers	4.75% (L + 3.75%)	2/25/2020	3/2/2026	5,078,751	4,943,404	5,066,055	2.0%
Pathway Vet Alliance LLC (7)	Healthcare Providers and Services	4.15%	6/23/2020	3/31/2027	262,760	257,672	263,055	0.1%
Pathway Vet Alliance LLC (7)	Healthcare Providers and Services	4.15% (L + 4.00%)	6/23/2020	3/31/2027	3,216,904	3,154,690	3,220,523	1.3%
PCI Gaming Authority (7)	Hotels, Restaurants and Leisure	2.65% (L + 2.50%)	4/21/2020	5/15/2026	2,756,538	2,615,321	2,732,736	1.1%
Petco Animal Supplies, Inc.	Specialty Retail	4.25% (L + 3.25%)	6/17/2020	1/26/2023	1,492,167	1,236,450	1,432,898	0.6%
PetVet Care Centers, LLC (7)	Healthcare Providers and Services	5.25% (L + 4.25%)	8/14/2020	2/15/2025	3,482,368	3,474,303	3,504,133	1.4%
Phoenix Guarantor Inc. (7)	Healthcare Providers and Services	4.25% (L + 3.75%)	10/2/2020	3/31/2026	5,000,000	4,951,532	5,004,150	2.0%
Pike Corporation (7)	Construction and Engineering	4.12% (L + 3.97%)	8/19/2020	7/24/2026	1,875,952	1,867,058	1,877,622	0.7%
Playtika Holding Corp. (7)	Hotels, Restaurants and Leisure	7.00% (L + 6.00%)	2/28/2020	12/31/2024	8,659,461	8,717,061	8,728,865	3.4%
PODS, LLC (7)	Building Products	3.75% (L + 2.75%)	2/26/2020	12/6/2024	1,956,928	1,952,700	1,964,873	0.8%
Pre-Paid Legal Services, Inc. (7)	Diversified Consumer Services	4.75% (L + 4.00%)	9/11/2020	5/1/2025	1,496,250	1,474,767	1,503,731	0.6%
Pre-Paid Legal Services, Inc. (7)	Diversified Consumer Services	3.40% (L + 3.25%)	2/26/2020	5/1/2025	1,638,513	1,592,272	1,622,807	0.6%
Presidio Holdings, Inc. (7)	Professional Services	3.72% (L + 3.50%)	2/28/2020	1/31/2027	2,388,000	2,352,280	2,389,122	0.9%
Pretium PKG Holdings, Inc. (7)	Containers and Packaging	4.75% (L + 4.00%)	10/29/2020	11/30/2027	2,500,000	2,463,389	2,503,125	1.0%
Prime Security Services Borrower, LLC (4)(7)	Diversified Consumer Services	4.25% (L + 3.25%)	4/20/2020	9/14/2026	1,796,054	1,754,890	1,809,803	0.7%
Project Alpha Intermediate Holding, Inc. (7)	Software	4.50% (L + 3.50%)	1/30/2020	4/19/2024	3,961,519	3,928,048	3,935,095	1.6%
ProQuest LLC (7)	Internet and Direct Marketing Retail	3.65% (L + 3.50%)	4/17/2020	10/16/2026	3,310,911	3,256,718	3,310,911	1.3%
Quest Software US Holdings Inc (7)	Software	4.46% (L + 4.25%)	2/5/2020	5/16/2025	2,977,215	2,977,215	2,935,534	1.2%
Rackspace Hosting, Inc. (7)	Technology Hardware, Storage and Peripherals	4.00% (L + 3.00%)	4/17/2020	11/3/2023	2,976,864	2,867,228	2,977,236	1.2%
Radiate Holdco, LLC (7)	Media	4.25% (L + 3.50%)	2/25/2020	9/11/2026	5,121,868	5,069,220	5,137,054	2.0%
Radiology Partners, Inc. (7)	Healthcare Providers and Services	4.40% (L + 4.25%)	2/26/2020	7/9/2025	3,500,000	3,488,400	3,450,423	1.4%
Redstone Buyer, LLC (7)	Software	6.00% (L + 5.00%)	7/1/2020	9/1/2027	4,999,000	4,969,348	5,027,119	2.0%
RegionalCare Hospital Partners Holdings, Inc. (7)	Healthcare Providers and Services	3.90% (L + 3.75%)	2/11/2020	11/14/2025	3,028,873	3,015,138	3,026,799	1.2%
Renaissance Holding Corp (7)	Diversified Consumer Services	3.40% (L + 3.25%)	3/4/2020	7/31/2025	1,979,695	1,944,213	1,950,614	0.8%
Ryan Specialty Group LLC (7)	Insurance	4.00% (L + 3.25%)	7/23/2020	9/1/2027	1,995,000	1,980,621	1,995,000	0.8%
Sabert Corporation (7)	Containers and Packaging	5.50% (L + 4.50%)	2/26/2020	11/26/2026	4,830,392	4,819,800	4,832,397	1.9%
Samsonite International S.A. (4)(7)	Textiles, Apparel and Luxury Goods	5.50% (L + 4.50%)	4/30/2020	4/25/2025	1,791,000	1,743,626	1,787,651	0.7%
Scientific Games International, Inc. (4)(7)	Leisure Products	2.90% (L + 2.75%)	4/9/2020	8/14/2024	1,984,694	1,758,771	1,943,760	0.8%
SCIH Salt Holdings Inc. (7)	Metals and Mining	5.50% (L + 4.50%)	4/13/2020	3/3/2027	3,980,000	3,915,034	3,992,438	1.6%
Shearer’s Foods, LLC (7)	Food Products	4.75% (L + 4.00%)	9/15/2020	9/14/2027	1,708,219	1,695,921	1,711,558	0.7%
SmartBear Software Inc. (5)(7)	Software	4.46% (L + 4.25%)	11/20/2020	11/19/2027	3,000,000	2,970,000	2,990,625	1.2%
Sophia, L.P. (7)	Software	4.50% (L + 3.75%)	9/23/2020	10/31/2027	5,000,000	4,963,358	5,024,100	2.0%
Sotera Health Holdings LLC (4)(7)	Healthcare Equipment and Supplies	5.50% (L + 4.50%)	3/2/2020	11/20/2026	4,163,466	4,148,686	4,185,157	1.7%
Springer Nature Deutschland GmbH (5)(7)	Media	4.50% (L + 3.50%)	11/17/2020	8/14/2024	2,279,964	2,274,264	2,283,293	0.9%
Surf Holdings, LLC (7)	Software	3.73% (L + 3.50%)	4/16/2020	1/15/2027	1,990,000	1,885,497	1,975,573	0.8%
Syncsort Incorporated (7)	Software	7.00% (L + 6.00%)	4/13/2020	8/16/2024	4,262,440	4,109,093	4,269,110	1.7%
Talen Energy Supply, LLC (7)	Independent Power and Renewable Electricity Producers	3.90% (L + 3.75%)	4/9/2020	6/26/2026	3,866,834	3,638,489	3,812,041	1.5%
TecoStar Holdings, Inc. (7)	Healthcare Equipment and Supplies	4.50% (L + 3.50%)	2/25/2020	5/1/2024	2,969,109	2,956,997	2,924,573	1.2%
The Edelman Financial Center, LLC (7)	Diversified Financial Services	3.15% (L + 3.00%)	4/13/2020	6/26/2025	1,984,810	1,880,143	1,958,759	0.8%
TIBCO Software Inc (7)	Software	3.90% (L + 3.75%)	2/13/2020	6/30/2026	2,985,000	2,977,336	2,937,419	1.2%
Tosca Services, LLC (7)	Containers and Packaging	5.25% (L + 4.25%)	7/28/2020	8/31/2027	3,000,000	2,985,819	3,021,255	1.2%
Traverse Midstream Partners LLC (7)	Oil, Gas and Consumable Fuels	6.50% (L + 5.50%)	8/20/2020	9/27/2024	5,342,482	4,954,097	5,259,833	2.1%
Tronox Finance LLC (4)(7)	Chemicals	3.15% (L + 3.00%)	4/17/2020	9/14/2024	1,779,361	1,748,333	1,773,364	0.7%
UGI Energy Services, LLC (7)	Oil, Gas and Consumable Fuels	3.90% (L + 3.75%)	4/27/2020	8/7/2026	992,443	918,793	996,165	0.4%
Ultimate Software Group, The (7)	Software	4.75% (L + 4.00%)	6/18/2020	5/31/2026	997,500	983,667	1,004,243	0.4%
Ultimate Software Group, The (7)	Software	3.90% (L + 3.75%)	2/28/2020	4/8/2026	4,456,131	4,433,707	4,460,075	1.8%
Univision Communications Inc. (7)	Media	4.75% (L + 3.75%)	6/15/2020	3/13/2026	4,197,268	4,059,519	4,214,455	1.7%
UOS, LLC (7)	Commercial Services and Supplies	4.40% (L + 4.25%)	2/19/2020	4/18/2025	4,593,053	4,584,727	4,605,018	1.8%
US Radiology Specialists, Inc., (7)	Healthcare Providers and Services	6.25% (L + 5.50%)	12/11/2020	12/10/2027	4,000,000	3,920,333	3,983,740	1.6%
U.S. Renal Care, Inc. (7)	Healthcare Providers and Services	5.15% (L + 5.00%)	4/8/2020	6/26/2026	3,969,849	3,776,648	3,957,126	1.6%
U.S.I., Inc. (7)	Insurance	4.25% (L + 4.00%)	4/23/2020	12/2/2026	4,972,381	4,903,442	4,973,425	2.0%
USIC Holdings, Inc. (7)	Construction and Engineering	4.00% (L + 3.00%)	2/26/2020	12/8/2023	1,980,066	1,972,057	1,989,144	0.8%
Venator Materials LLC (4)(7)	Chemicals	3.15% (L + 3.00%)	4/17/2020	6/28/2024	1,984,615	1,814,166	1,957,327	0.8%
VeriFone Systems, Inc. (7)	Commercial Services and Supplies	4.22% (L + 4.00%)	3/4/2020	8/20/2025	496,203	474,275	481,316	0.2%
Verscend Holding Corp. (7)	Health Care Technology	4.65% (L + 4.50%)	3/6/2020	8/27/2025	4,162,491	4,133,385	4,168,735	1.6%
VFH Parent LLC (4)(7)	Capital Markets	3.15% (L + 3.00%)	3/20/2020	6/1/2026	2,532,966	2,363,333	2,533,751	1.0%
VM Consolidated Inc. (4)(7)	Transportation Infrastructure	3.40% (L + 3.25%)	2/28/2020	2/28/2025	967,824	961,310	960,972	0.4%
WebMD Health Corp. (7)	Interactive Media and Services	4.75% (L + 3.75%)	6/11/2020	9/13/2024	4,979,987	4,917,305	4,979,987	2.0%
White Cap Buyer LLC (7)	Construction Materials	4.50% (L + 4.00%)	10/8/2020	10/8/2027	3,000,000	2,970,582	3,003,120	1.2%
Xplornet Communications Inc (7)	Wireless Telecommunication Services	4.90% (L + 4.75%)	5/29/2020	5/31/2027	3,482,500	3,319,234	3,501,218	1.4%
Zelis Cost Management Buyer, Inc. (7)	Health Care Technology	4.90% (L + 4.75%)	3/2/2020	10/30/2026	4,841,125	4,831,550	4,860,296	1.9%
Total First Lien Senior Secured					568,173,986	$554,650,131	$566,459,850	223.8%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of December 31, 2020

			Acquisition	Maturity	Principal /	Amortized	Fair	Percentage of
Portfolio Company(3)	Industry	Interest Rate	Date	Date	Par	Cost(1)(6)	Value	Net Assets
Second Lien Senior Secured(2)
Alphabet Holding Company, Inc. (7)	Food Products	7.90% (L + 7.75%)	5/14/2020	9/26/2025	2,050,000	1,920,126	2,046,925	0.8%
Aptean Inc	Software	8.65% (L + 8.50%)	7/23/2020	4/23/2027	1,400,000	1,334,785	1,375,500	0.5%
Aruba Investments, Inc. (7)	Chemicals	8.50% (L + 7.75%)	10/29/2020	10/27/2028	2,350,000	2,315,519	2,369,094	0.9%
Asurion, LLC (7)	Diversified Consumer Services	6.65% (L + 6.50%)	3/31/2020	7/14/2025	2,939,394	2,895,326	2,968,053	1.2%
Epicor Software Corporation (7)	Software	8.75% (L + 7.75%)	7/23/2020	7/31/2028	1,000,000	985,486	1,046,565	0.4%
Informatica LLC (7)	Software	7.13%	2/14/2020	2/14/2025	1,000,000	995,486	1,020,750	0.4%
Mitchell International, Inc.	Software	7.40% (L + 7.25%)	7/1/2020	11/20/2025	447,667	415,895	434,516	0.2%
New Arclin US Holding Corp.	Chemicals	9.75% (L + 8.75%)	9/14/2020	2/14/2025	1,928,999	1,835,183	1,856,662	0.7%
PowerTeam Services, LLC (5)	Construction and Engineering	8.25% (L + 7.25%)	5/12/2020	3/6/2026	4,810,000	4,351,841	4,457,259	1.8%
Quest Software US Holdings Inc	Software	8.46% (L + 8.25%)	2/11/2020	5/18/2026	1,597,000	1,578,688	1,523,538	0.6%
SK Invictus Intermediate II S.a.r.l. (7)	Software	6.90% (L + 6.75%)	8/27/2020	2/13/2026	911,765	779,512	877,118	0.3%
Total Second Lien Senior Secured					20,434,825	19,407,847	19,975,980	7.8%

Collateralized Securities and Structured Products - Debt(2)
Barings CLO Ltd (4)	Structured Note	6.97% (L + 6.75%)	1/24/2020	1/20/2028	2,000,000	1,909,424	1,722,977	0.6%
Babson CLO Ltd 2019-3A (4)	Structured Note	7.92% (L + 6.78%)	8/11/2020	4/20/2031	1,500,000	1,373,460	1,491,304	0.6%
Beechwood Park CLO, Ltd (4)	Structured Note	7.72% (L + 7.50%)	7/27/2020	1/17/2033	1,750,000	1,699,298	1,767,605	0.7%
Eaton Vance CLO 2019-1, Ltd. (4)	Structured Note	6.99% (L + 6.75%)	9/1/2020	4/15/2031	1,500,000	1,470,929	1,502,993	0.6%
HPS Loan Management Series 15A-19 (4)	Structured Note	7.07% (L + 6.86%)	8/26/2020	7/22/2032	1,500,000	1,400,957	1,433,815	0.6%
Magnetite XIV-R, Limited (4)	Structured Note	8.15% (L + 7.93%)	1/24/2020	10/18/2031	1,500,000	1,448,204	1,333,180	0.5%
Magnetite Clo LTD (4)	Structured Note	2.37% (L + 2.15%)	4/2/2020	1/18/2028	1,000,000	832,569	972,288	0.4%
Magnetite CLO Ltd 2015-16A (4)	Structured Note	6.72% (L + 6.50%)	8/11/2020	1/18/2028	1,000,000	779,579	890,000	0.4%
Newark BSL CLO 1 Ltd (4)	Structured Note	3.22% (L + 3.00%)	4/6/2020	12/21/2029	500,000	382,142	498,394	0.2%
Riserva CLO, LTD. (4)	Structured Note	5.85% (L + 3.45%)	4/2/2020	10/18/2028	1,000,000	829,883	997,964	0.4%
TCI-Flatiron CLO Ltd (4)	Structured Note	3.91% (L + 3.70%)	4/2/2020	1/29/2032	1,000,000	811,343	1,004,981	0.4%
Total Collateralized Securities and Structured Products - Debt					14,250,000	12,937,788	13,615,501	5.4%
Total Debt Investments					602,858,811	$586,995,766	$600,051,331	237.0%

	Number of		Fair	Percentage of
	Shares	Cost	Value	Net Assets
Short-Term Investments
Fidelity Investments Money Market Government Portfolio - Institutional Class, 0.01% (8)	53,104,869	53,104,869	53,104,869	21.0%
Total Short-Term Investments	53,104,869	$53,104,869	$53,104,869	21.0%

Total Investments		$640,100,635	$653,156,200	258.0%

Liabilities in Excess of Other Assets			(400,011,229)	(158.0)%

Net Assets			$253,144,971	100.0%

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(2)	Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(3)	As of December 31, 2020, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
(4)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2020, 15.5% of the Company’s total assets were in non-qualifying investments.
(5)	Investments or a portion of investments are unsettled as of December 31, 2020.
(6)	As of December 31, 2020, the tax cost of the Company’s investments approximates their amortized cost.
(7)	Security or portion thereof held within Palmer Square BDC Funding I, LLC (“PS BDC Funding”) and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Bank of America, N.A. (“BofA N.A.”) (see Note 6 to the consolidated financial statements).

(8)	7-day effective yield as of December 31, 2020.

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Notes to Consolidated Financial Statements

Note 1. Organization

Organization

Palmer Square Capital BDC Inc. (the “Company”) is a financial services company that primarily lends to and invests in corporate debt securities of privately held companies, including small to large private U.S. companies. The Company was organized as a Maryland corporation on August 26, 2019 and is structured as an externally managed, non-diversified closed-end management investment company. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and, beginning with its taxable year ending December 31, 2020, the Company intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1985, as amended (the “Code”). The Company commenced operations on January 23, 2020. Palmer Square BDC Funding I, LLC (“PS BDC Funding”) was formed on January 21, 2020 and entered into a senior, secured revolving credit facility with BofA N.A. Palmer Square BDC Funding II LLC (“PS BDC Funding II”) was formed on September 8, 2020 and entered into a senior, secured credit facility with Wells Fargo, National Association.

The Company’s investment objective is to maximize total return, comprised of current income and capital appreciation. The Company’s current investment focus is guided by two strategies that facilitate its investment opportunities and core competencies: (1) investing in corporate debt securities and, to a lesser extent, (2) investing in collateralized loan obligation (“CLO”) structured credit that typically owns corporate debt securities, including the equity and junior debt tranches of CLOs. To a limited extent, the Company may enter into derivatives transactions, which may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of the Company’s portfolio positions from changes in currency exchange rates and market interest rates or to earn income and enhance the Company’s total returns. The Company may receive or purchase warrants or rights to acquire equity or other securities in connection with making a debt investment in a company. During the period January 23, 2020 (Commencement of Operations) through December 31, 2020, the Company did not invest in any derivative contracts.

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

The Company has two wholly-owned subsidiaries: PS BDC Funding, a special purpose wholly-owned subsidiary established for utilizing the Company’s revolving credit facility with BofA N.A., and PS BDC Funding II, a special purpose wholly-owned subsidiary established for utilizing the Company’s credit facility with Wells Fargo, National Association. These subsidiaries are consolidated in the financial statements of the Company.

Note 2. Significant Accounting Policies

The Company is an investment company and applies specific accounting and financial reporting requirements under Financial Accounting Standards Board (“FASB”) Accounting Standards Topic 946, Financial Services-Investment Companies. The Company’s functional currency is U.S. dollars (“USD”) and these consolidated financial statements have been prepared in that currency. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation S-X.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates.

Indemnifications

In the normal course of business, the Company enters into contracts that contain a variety of representations which provide general indemnifications. The Company’s maximum exposure under these arrangements cannot be known; however, the Company expects any risk of loss to be remote.

Cash and Cash Equivalents

Cash is comprised of cash on deposit with major financial institutions. Cash equivalents consist of highly liquid investments with original maturities of three months or less. The Company places its cash with high credit quality institutions to minimize credit risk exposure.

Debt Issuance Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs. These expenses are deferred and amortized over the life of the related debt instrument. Debt issuance costs are presented on the consolidated statement of assets and liabilities as a direct deduction from the debt liability. In circumstances in which there is not an associated debt liability amount recorded in the consolidated financial statements when the debt issuance costs are incurred, such debt issuance costs will be reported on the consolidated statement of assets and liabilities as an asset until the debt liability is recorded. As of December 31, 2020, the balance of deferred financing costs was $2.1 million, included in Credit Facility (as defined below), net of $393.2 million on the consolidated statement of assets and liabilities.

Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code, for the taxable year ending December 31, 2020. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends.

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

New Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of adopting ASU 2020-04 on its consolidated financial statements.

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

In return for providing management services to the Company, the Company pays the Investment Advisor a base management fee, calculated and paid quarterly in arrears at an annual rate of 2.00% of the average value of the weighted average (based on the number of shares outstanding each day in the quarter) of the Company’s total net assets at the end of the two most recently completed calendar quarters. For the Company’s first quarter, the base management fee was calculated based on the weighted average of total net assets as of such quarter-end. The base management fee for any partial quarter will be pro-rated based on the number of days actually elapsed in that quarter relative to the total number of days in such quarter.

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

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2020:

	December 31, 2020
	Amortized	Fair
	Cost	Value
First-lien senior secured debt	$554,650,131	$566,459,850
Second-lien senior secured debt	19,407,847	19,975,980
Collateralized securities and structured products - debt	12,937,788	13,615,501
Short-term investments	53,104,869	53,104,869
Total Investments	$640,100,635	$653,156,200

As of December 31, 2020, approximately 17.0% of the investment portfolio at amortized cost and 17.2% of the investment portfolio measured at fair value, respectively, were invested in portfolio companies with foreign domiciles or non-controlled investment companies. With respect to the Company’s total assets, 15.5% of the Company’s total assets were in non-qualifying assets as defined by Section 55(a) of the 1940 Act as of December 31, 2020.

The industry composition of investments based on fair value, as a percentage of total investments at fair value, as of December 31, 2020 was as follows:

December 31, 2020
Software	13.3%
Healthcare Providers and Services	12.0%
Short-Term Investments	8.1%
Insurance	7.7%
Professional Services	4.4%
Media	4.4%
Diversified Financial Services	3.7%
Hotels, Restaurants and Leisure	3.6%
Independent Power and Renewable Electricity Producers	3.2%
Diversified Consumer Services	3.2%
IT Services	3.1%
Commercial Services and Supplies	2.8%
Specialty Retail	2.4%
Containers and Packaging	2.4%
Health Care Technology	2.3%
Diversified Telecommunication Services	2.2%
Construction and Engineering	2.2%
Structured Note	2.1%
Chemicals	1.8%
Oil, Gas and Consumable Fuels	1.7%
Interactive Media and Services	1.5%
Metals and Mining	1.3%
Food Products	1.2%
Healthcare Equipment and Supplies	1.1%
Building Products	1.1%
Pharmaceuticals	1.0%
Wireless Telecommunication Services	0.9%
Leisure Products	0.8%
Electric Utilities	0.8%
Aerospace and Defense	0.7%
Construction Materials	0.6%
Internet and Direct Marketing Retail	0.5%
Technology Hardware, Storage and Peripherals	0.5%
Capital Markets	0.4%
Energy Equipment and Services	0.3%
Real Estate Investment Trusts (REITs)	0.3%
Textiles, Apparel and Luxury Goods	0.3%
Transportation Infrastructure	0.1%
Total	100.0%

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

Investments in private investment companies measured based upon net asset value as a practical expedient to determine fair value are not required to be categorized in the fair value hierarchy. As of December 31, 2020, there were no investments accounted for using the practical expedient.

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

The following table presents the fair value hierarchy of investments as of December 31, 2020:

	Fair Value Hierarchy as of December 31, 2020
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$-	$566,459,850	$-	$566,459,850
Second-lien senior secured debt	-	19,975,980	-	19,975,980
Collateralized securities and structured products - debt	-	13,615,501	-	13,615,501
Short Term Investments	53,104,869	-	-	53,104,869
Total Investments	$53,104,869	$600,051,331	$-	$653,156,200

For the period from January 23, 2020 (Commencement of Operations) to December 31, 2020, the Company did not recognize any transfers to or from Level 3.

Debt Not Carried at Fair Value

The fair value of the Credit Facility, which would be categorized as Level 3 within the fair value hierarchy as of December 31, 2020, approximates its carrying value because the Credit Facility has variable interest based on selected short term rates.

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, BDCs are permitted to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 150% after such borrowing. As of December 31, 2020, the Company’s asset coverage ratio was 164%.

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

Under the Credit Facility, which matures on February 18, 2023, the Lenders have agreed to extend credit to PS BDC Funding in an aggregate amount up to the Commitment (as defined in the Credit Agreement) amount. The Commitment amount for the Credit Facility was $200.0 million as of the closing date of the Credit Agreement and increased to $400.0 million on the one-month anniversary of the closing date, and further increased to $475.0 million on October 12, 2020. The Borrowers’ ability to draw under the Credit Facility is scheduled to terminate on February 11, 2023. All amounts outstanding under the Credit Facility are required to be repaid by February 18, 2023. As the Company raises additional capital, we may enter into additional credit agreements to expand our borrowing capacity.

Debt obligations consisted of the following as of December 31, 2020:

	December 31, 2020
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Credit Facility	$475,000,000	$395,000,000	$80,000,000	$393,152,103
Total debt	$475,000,000	$395,000,000	$80,000,000	$393,152,103

(1)	The amount available reflects any limitations related to the Credit Facility’s borrowing base.
(2)	The carrying value of the Credit Facility is presented net of deferred financing costs of $2.122 million.

Average debt outstanding during the period January 23, 2020 (Commencement of Operations) through December 31, 2020, was $247.5 million.

The loans under the Credit Facility may be base rate loans or eurocurrency rate loans. The base rate loans will bear interest at the base rate plus 1.30%, and the eurocurrency rate loans will bear interest at 1-month or 3-month LIBOR plus 1.30%. The “base rate” will be equal to the highest of (a) the federal funds rate plus ½ of 1%, (b) the prime rate, and (c) 1-month or 3-month LIBOR. The Credit Agreement includes fallback language in the event that LIBOR becomes unavailable. Interest pursuant to base rate loans is payable quarterly in arrears, and interest pursuant to eurocurrency loans is payable either quarterly or monthly, as specified by the Borrowers in a loan notice pertaining thereto. The Credit Agreement requires the payment of a commitment fee of 0.50% for unused Commitments during the first five months following the closing of the Credit Facility, and, thereafter, 1.80% for any unused Commitments above 70% of the total Commitments. Such fee is payable quarterly in arrears. The advance rate for PS BDC Funding’s Eligible Collateral Assets ranges from 40% for Second Lien Bank Loans to 70% for First Lien Bank Loans that are B Assets to 100% for Cash (excluding Excluded Amounts) (as each such term is defined in the Credit Agreement).

For the period January 23, 2020 (Commencement of Operations) through December 31, 2020, the components of interest expense were as follows:

For the Period January 23, 2020 (Commencement of Operations) through
December 31, 2020
Interest expense	$4,344,142
Amortization of debt issuance costs	395,540
Total interest expense	$4,739,682
Average interest rate	1.50%

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

Wells Fargo Credit Facility

On December 18, 2020, the Company, through a special purpose wholly-owned subsidiary, Palmer Square BDC Funding II LLC (“PS BDC Funding II” and together with the Company, the “WF Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with certain financial institutions as lenders (“WF Lenders”), Wells Fargo Bank, National Association as the administrative agent (“WFB”) and U.S. Bank National Association (“U.S. Bank”), as Collateral Agent and Custodian, pursuant to which the WF Lenders agreed to provide the Company with a line of credit (the “WF Credit Facility”).

Under the WF Credit Facility, which matures on December 18, 2025, the WF Lenders have agreed to extend credit to PS BDC Funding II in an aggregate amount up to the Facility Amount (as defined in the Loan Agreement). The Facility Amount for the WF Credit Facility was $150.0 million as of the closing date of the Loan Agreement. The WF Borrowers’ ability to draw under the WF Credit Facility is scheduled to terminate on December 18, 2023. All amounts outstanding under the WF Credit Facility are required to be repaid by December 18, 2025.

The loans under the WF Credit Facility may be Broadly Syndicated Loans or Middle Market Loans and shall be eurocurrency rate loans unless such rate is unavailable, in which case the loans shall be base rate loans until such rate is available. Broadly Syndicated Loans will bear interest at the LIBOR or base rate, as applicable, plus 1.85%, and Middle Market Loans will bear interest at LIBOR or base rate, as applicable, plus 2.35%. The “base rate” will be equal to the highest of (a) the federal funds rate plus 1/2 of 1% and (b) the prime rate. The Loan Agreement includes fallback language in the event that LIBOR becomes unavailable. Interest is payable quarterly, as determined by the WFB as the administrative agent. The WF Loan Agreement requires the payment of a non-usage fee of (x) 0.50% multiplied by daily unused Facility Amounts during the first six months following the closing of the WF Credit Facility, (y) 0.50% multiplied by the lesser of (1) daily unused Facility Amounts and (2) 50% of the Facility Amount plus 2.00% multiplied by the greater of (i) the difference between the daily unused Facility Amount and 50% of the Facility Amount and (ii) zero between six and twelve months following the closing of the WF Credit Facility, and, (z) thereafter, 0.50% multiplied by the lesser of (1) daily unused Facility Amounts and (2) 20% of the Facility Amount plus 2.00% multiplied by the greater of (i) the difference between the daily unused Facility Amount and 20% of the Facility Amount and (ii) zero. Such fee is payable quarterly in arrears. The applicable percentage for PS BDC Funding II’s Eligible Loans ranges from 67.5% for Middle Market Loans to 70% for Broadly Syndicated Loans (as each such term is defined in the Loan Agreement).

PS BDC Funding II has pledged all of its assets to U.S. Bank, in its capacity as Collateral Agent, to secure its obligations under the WF Credit Facility. Both the Company and PS BDC Funding II have made customary representations and warranties and are required to comply with various covenants, reporting requirements, and other customary requirements for similar credit facilities. Borrowing under the WF Credit Facility is subject to the leverage restrictions contained in the 1940 Act. The obligations under the Loan Agreement may be accelerated upon the occurrence of an event of default under the Loan Agreement, including in the event of a change of control of PS BDC Funding II, if the Investment Advisor ceases to serve as investment adviser to the Company, or if Palmer Square or its affiliates cease to directly or indirectly own a majority of the membership interests of the Investment Advisor.

As of December 31, 2020, we had no principal outstanding and $150 million of available Commitments under the WF Credit Facility.

Note 7. Share Transactions

Offering Proceeds

During the period January 23, 2020 (Commencement of Operations) through December 31, 2020, the Company issued and sold 12,562,805 shares at an aggregate purchase price of $238.6 million. These amounts include shares issued in reinvestment.

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

A registered stockholder may elect to receive an entire distribution in cash by notifying US Bank in writing so that such notice is received by the plan administrator no later than the record date for distributions to stockholders. The plan administrator will set up an account for shares acquired through the plan for each stockholder who has not elected to receive dividends or other distributions in cash and hold such shares in noncertificated form.

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

Note 8. Commitments and Contingencies

The Company had an aggregate of $1.3 million of unfunded commitments to provide debt financing to its portfolio companies as of December 31, 2020. As of December 31, 2020, there were no capital calls or draw requests made by the portfolio companies to fund these commitments. Such commitments are generally up to the Company’s discretion to approve or are subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the composition of the unfunded commitments as of December 31, 2020 is shown in the table below:

	Expiration Date(1)	As of December 31, 2020
HAH Group Holding Company LLC	10/28/2027	$448,276
LBM Acquisition LLC	12/18/2027	272,727
OneDigital Borrower LLC	11/16/2027	539,063
Total unfunded commitments		$1,260,066

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2020, management is not aware of any pending or threatened litigation.

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of December 31, 2020, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of common stock for the period January 23, 2020 (Commencement of Operations) through December 31, 2020:

For the Period January 23, 2020 (Commencement of Operations) through
December 31, 2020
Net increase (decrease) in net assets resulting from operations	$26,733,610
Weighted average shares of common stock outstanding - basic and diluted	11,156,932
Earnings (loss) per share of common stock - basic and diluted	$2.40

Note 10. Income Taxes

The Company has elected to be treated as a RIC under the Code beginning with the taxable year end December 31, 2020. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to its stockholders as dividends. As a RIC, the Company is also subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis. Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required.

The permanent differences for tax purposes from distributable earnings to additional paid in capital were reclassified for tax purposes for the tax year ended December 31, 2020. These reclassifications have no impact on net assets.

For the Period January 23, 2020 (Commencement of Operations) through December 31, 2020
Increase (decrease) in distributable earnings	$376,094
Increase (decrease) in capital in excess of par value	$(376,094)

The following reconciles net increase in net assets resulting from operations to taxable income for the period January 23, 2020 (Commencement of Operations) through December 31, 2020:

For the Period January 23, 2020 (Commencement of Operations) through December 31, 2020
Net increase (decrease) in net assets resulting from operations	$26,733,610
Net change in unrealized appreciation (depreciation) from investments	(13,055,565)
Other book tax differences	113,697
Taxable income before deductions for distributions	$13,791,742

For the Period January 23, 2020 (Commencement of Operations) through December 31, 2020
Distributions paid from:
Ordinary income	$12,181,659
Capital gains	-
Return of Capital	-
Total	$12,181,659

For the period January 23, 2020 (Commencement of Operations) through December 31, 2020, the components of accumulated earnings on a tax basis were as follows:

For the Period January 23, 2020 (Commencement of Operations) through December 31, 2020
Undistributed net investment income (loss)	$218,747
Undistributed capital gains	1,391,336
Capital loss carryforward	0
Other accumulated gain (loss)	(109,386)
Net unrealized appreciation (depreciation)	13,427,348
Total	$14,928,045

Capital losses can be carried forward indefinitely to offset future capital gains. As of December 31, 2020, the Company had no capital loss carryforwards.

As of December 31, 2020, the Company’s aggregate unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes was as follows:

December 31, 2020
Tax cost	639,728,852
Gross unrealized appreciation	14,439,374
Gross unrealized depreciation	(1,012,026)
Net unrealized appreciation/(depreciation) on investments	$13,427,348

The Company adopted FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes (“ASC 740”) as of January 23, 2020, commencement of operations. ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. As of December 31, 2020, management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken in the Company’s current year tax return. The Company identifies its major tax jurisdictions as U.S. Federal, New York State, and New York City. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof.

Note 11. Financial Highlights

The following per share of common stock data has been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights for the period January 23, 2020 (Commencement of Operations) through December 31, 2020:

For the Period January 23, 2020 (Commencement of Operations) through
December 31, 2020
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$20.00

Results of Operations:
Net Investment Income(1)	1.32
Net Realized and Unrealized Gain (Loss) on Investments(1)(4)	(0.19)
Net Increase (Decrease) in Net Assets Resulting from Operations	1.13

Distributions to Common Stockholders
Distributions from Net Investment Income	(0.98)
Net Decrease in Net Assets Resulting from Distributions	(0.98)

Net Asset Value, End of Period	$20.15

Shares Outstanding, End of Period	12,562,805

Ratio/Supplemental Data
Net assets, end of period	$253,144,971
Weighted-average shares outstanding	11,156,932
Total Return(3)	4.29%
Portfolio turnover	63%
Ratio of operating expenses to average net assets without waiver(2)	5.69%
Ratio of operating expenses to average net assets with waiver(2)	5.44%
Ratio of net investment income (loss) to average net assets without waiver(2)	7.18%
Ratio of net investment income (loss) to average net assets with waiver(2)	7.43%

(1)	The per common share data was derived by using weighted average shares outstanding.
(2)	The ratios reflect an annualized amount.
(3)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. Total return is not annualized and does not reflect sales load. Assumes reinvestment of distributions.
(4)	Realized and unrealized gains and losses per share in this caption are balancing amounts necessary to reconcile the change in net asset value per share for the period, and may not reconcile with the aggregate gains and losses in the Consolidated Statement of Operations due to share transactions during the period.

Note 12. Selected Quarterly Financial Data (Unaudited)

The following are the quarterly results of operations for the period January 23, 2020 (Commencement of Operations) through December 31, 2020. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	For the Three Months Ended
	For the Period January 23, 2020 (Commencement of Operations) through March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Investment income	$1,453,148	$6,409,072	$7,926,003	$9,680,353
Net expenses	1,202,558	2,786,675	3,500,556	3,282,001
Net investment income (loss)	250,590	3,622,397	4,425,447	6,398,352
Net realized gain (loss) on investments, and foreign currency transactions	218,390	384,174	(1,692,439)	71,134
Net unrealized gain (loss) on investments, foreign currency translations, and foreign currency contracts	(33,997,916)	27,924,433	12,666,184	6,462,864
Increase (decrease) in net assets resulting from operations	$(33,528,936)	$31,931,004	$15,399,192	$12,932,350
Net asset value per share as of the end of the quarter	$16.16	$18.82	$19.79	$20.15

Note 13. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements except for the following:

Issuance of Common Stock

On January 4, 2021, the Company issued and sold 99,256 shares of its common stock at an aggregate purchase price of $2,000,000. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

On February 1, 2021, the Company issued and sold 1,349 shares of its common stock at an aggregate purchase price of $27,700. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

Distributions

On December 31, 2020, the Company declared a distribution of $0.31 per share, or $3,894,469, of which a cash distribution of $1,612,249 was payable on January 19, 2021 and the remainder was paid in common stock through the Company’s dividend reinvestment plan.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On December 18, 2020, the Company, through a special purpose wholly-owned subsidiary, PS BDC Funding II, entered into the Loan Agreement with the WF Lenders, WFB as the administrative agent and U.S. Bank, as Collateral Agent and Custodian, pursuant to which the WF Lenders agreed to provide the Company with a line of credit.

Under the WF Credit Facility, which matures on December 18, 2025, the WF Lenders have agreed to extend credit to PS BDC Funding II in an aggregate amount up to the Facility Amount (as defined in the Loan Agreement). The Facility Amount for the WF Credit Facility was $150.0 million as of the closing date of the Loan Agreement. The WF Borrowers’ ability to draw under the WF Credit Facility is scheduled to terminate on December 18, 2023. All amounts outstanding under the WF Credit Facility are required to be repaid by December 18, 2025.

The loans under the WF Credit Facility may be Broadly Syndicated Loans or Middle Market Loans and shall be eurocurrency rate loans unless such rate is unavailable, in which case the loans shall be base rate loans until such rate is available. Broadly Syndicated Loans will bear interest at the LIBOR or base rate, as applicable, plus 1.85%, and Middle Market Loans will bear interest at LIBOR or base rate, as applicable, plus 2.35%. The “base rate” will be equal to the highest of (a) the federal funds rate plus 1/2 of 1% and (b) the prime rate. The Loan Agreement includes fallback language in the event that LIBOR becomes unavailable. Interest is payable quarterly, as determined by the WFB as the administrative agent. The WF Loan Agreement requires the payment of a non-usage fee of (x) 0.50% multiplied by daily unused Facility Amounts during the first six months following the closing of the WF Credit Facility, (y) 0.50% multiplied by the lesser of (1) daily unused Facility Amounts and (2) 50% of the Facility Amount plus 2.00% multiplied by the greater of (i) the difference between the daily unused Facility Amount and 50% of the Facility Amount and (ii) zero between six and twelve months following the closing of the WF Credit Facility, and, (z) thereafter, 0.50% multiplied by the lesser of (1) daily unused Facility Amounts and (2) 20% of the Facility Amount plus 2.00% multiplied by the greater of (i) the difference between the daily unused Facility Amount and 20% of the Facility Amount and (ii) zero. Such fee is payable quarterly in arrears. The applicable percentage for PS BDC Funding II’s Eligible Loans ranges from 67.5% for Middle Market Loans to 70% for Broadly Syndicated Loans (as each such term is defined in the Loan Agreement).

In connection with the WF Credit Facility, the Company transferred certain loans and assets to PS BDC Funding II through a Loan Sale Agreement (the “Loan Sale Agreement”). PS BDC Funding II has pledged all of its assets to U.S. Bank, in its capacity as Collateral Agent, to secure its obligations under the WF Credit Facility. Both the Company and PS BDC Funding II have made customary representations and warranties and are required to comply with various covenants, reporting requirements, and other customary requirements for similar credit facilities. Borrowing under the WF Credit Facility is subject to the leverage restrictions contained in the 1940 Act. The obligations under the Loan Agreement may be accelerated upon the occurrence of an event of default under the Loan Agreement, including in the event of a change of control of PS BDC Funding II, if the Investment Advisor ceases to serve as investment adviser to the Company, or if Palmer Square or its affiliates cease to directly or indirectly own a majority of the membership interests of the Investment Advisor.

As of December 31, 2020, we had no principal outstanding and $150 million of available Commitments under the WF Credit Facility.

The description above is only a summary of the material provisions of the WF Credit Facility and is qualified in its entirety to copies of the Loan Agreement and Loan Sale Agreement, which are filed as Exhibits 10.11 and 10.12, respectively, to this annual report on Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information with respect to the directors of the Company is set forth below, including their names, ages, a brief description of their recent business experience, including present occupations and employment, certain directorships that each person holds, and the year in which each person became a director.

For purposes of this presentation, our directors have been divided into two groups – independent directors and interested directors. Interested directors are “interested persons” as defined in the 1940 Act. Christopher D. Long and Jeffrey D. Fox are interested directors of the Company because they are officers of the Company and/or the Investment Advisor.

Directors

Name, Address and Age (1)	Position(s) held with Company	Term of Office and Length of Time Served	Principal Occupation(s) During the Past 5 Years	Other Public Directorships Held During the Past 5 years (2)
Independent Director
Christopher C. Nelson – 46	Director	Class II Director since November 2019; Term Expires 2023	Wealth Advisor at SeaCrest Wealth Management, a financial advisory firm, since May 2018. Vice President at Enterprise Trust Company, an investment management firm, from February 2013 to February 2018.	None
Megan L. Webber – 46	Director	Class I Director since November 2019; Term Expires 2022	Financial Reporting Manager at The Anschutz Corporation, a private holding company.	Member of the Board of Trustees of Palmer Square Opportunistic Income Fund since August 2014. Member of the Board of Trustees of Montage Managers Trust, a registered investment company (ceased operations in 2017).
James W. Neville Jr. – 56	Director	Class I Director since November 2019; Term Expires 2021	Proprietary trader and investor. Portfolio Manager at Great Plains Principal Trading, an asset management firm, from January 2012 through June 2019.	Member of the Board of Trustees of Palmer Square Opportunistic Income Fund since August 2014. Member of the Board of Trustees of Montage Managers Trust, a registered investment company (ceased operations in 2017).
Interested Director
Christopher D. Long – 45	Chief Executive Officer, President and Chairman	Class I Director since November 2019; Term Expires 2022	Chief Executive Officer of Palmer Square Capital Management LLC.	None
Jeffrey D. Fox – 45	Chief Financial Officer, Treasurer and Director	Class I Director since November 2019; Term Expires 2021	President of Palmer Square Capital Management LLC since March 2020. Managing Director of Palmer Square Capital Management LLC from April 2013 to March 2020.	None

(1)	The business address of each of our directors is c/o Palmer Square Capital BDC Inc., 1900 Shawnee Mission Parkway, Suite 315, Mission Woods, Kansas 66205.
(2)	No director otherwise serves as a director of an investment company subject to the 1940 Act.

Executive Officers Who Are Not Directors

Information regarding our executive officers who do not serve on the Board is as follows:

Name, Address and Age(1)	Positions held with Company	Principal Occupation(s) During the Past 5 Years
Angie K. Long – 46	Chief Investment Officer	Ms. Long was appointed as our Chief Investment Officer in 2019. Ms. Long also serves as Chief Investment Officer of PSCM and has key responsibilities for all investment-related activities at PSCM. Prior to joining PSCM in 2011, Ms. Long worked for JPMorgan Chase & Co. in New York for 13 years. Ms. Long held many senior roles including Deputy Head of North American Credit Trading, Head of High Yield Trading, and Head of Credit Derivatives Trading. Ms. Long has been a trader of many products including high yield bonds, high yield credit derivatives, distressed debt, capital structure arbitrage, and structured credit. In addition, she worked with the Global Head of Credit Trading to help oversee risk management for the High Yield and High Grade credit trading books. Ms. Long is married to Christopher D. Long, our Chairman, Chief Executive Officer and President. Ms. Long received an AB degree in Economics from Princeton University and is also a CFA® charterholder.

Scott A. Betz – 43	Chief Compliance Officer	Mr. Betz was appointed as our Chief Compliance Officer in 2019. Mr. Betz also serves as Chief Operating Officer and Chief Compliance Officer of PSCM. Prior to joining PSCM in March 2018, Mr. Betz worked for over 14 years at Scout Investments, most recently as Chief Operating Officer, Chief Compliance Officer and Treasurer. Prior to joining Scout Investments, Mr. Betz worked for over six years at UMB Bank as a Performance Measurement Specialist and subsequently as Investment Technology Officer. Mr. Betz received an MBA degree and a BA degree in Political Science from the University of Missouri-Kansas City.

(1)	The business address of each of our officers is c/o Palmer Square Capital BDC Inc., 1900 Shawnee Mission Parkway, Suite 315, Mission Woods, Kansas 66205.

Information About Each Director’s Experience, Qualifications, Attributes or Skills

The Board believes that, collectively, the directors have balanced and diverse experience, qualifications, attributes and skills, which allow the Board to operate effectively in governing the Company and protecting the interests of its stockholders. Below is a description of the various experiences, qualifications, attributes and/or skills with respect to each director considered by the Board.

Interested Directors

Christopher D. Long

Mr. Long was appointed as our Chairman, Chief Executive Officer and President in 2019. Mr. Long has also served as Chief Executive Officer of our Investment Advisor since 2019 and Chief Executive Officer of PSCM since 2009 and is responsible for managing our Investment Advisor’s and PSCM’s overall business. Mr. Long also served as President of PSCM from 2009 to March 2020. Since PSCM’s inception, Mr. Long has been successful in not only building a highly-experienced investment team, but also an integrated credit investment platform that manages mutual fund offerings, private funds and separately managed accounts. PSCM has a client list that spans not only institutions and family offices, but also RIAs, bank/trust, and broker-dealers. Mr. Long’s previous work experience includes key investment roles at Prairie Capital and Sandell Asset Management as well as working at Morgan Stanley in the Credit Derivatives and Distressed Securities Group focused on the firm’s proprietary investments. Before Morgan Stanley, he worked at TH Lee Putnam Ventures, a private equity fund sponsored by Thomas H Lee Partners and Putnam Investments. In that role, he also served on the Board of Directors of Avero, Inc. and was a Board Observer for Parago, Inc. He started his career at JPMorgan & Co. in Leveraged Finance and Mergers & Acquisitions (FIG Group) advising corporations and private equity firms on investment banking and capital markets. Mr. Long previously served on the board of trustees of Palmer Square Opportunistic Income Fund (Nasdaq) from August 2014 to October 2018. Mr. Long is married to Angie K. Long, our Chief Investment Officer. He received an MBA degree from the Harvard Business School and an AB degree in Economics cum laude from Princeton University. The Board believes that Mr. Long’s strong investment and operating leadership experience qualifies him to serve on the Board.

Jeffrey D. Fox

Mr. Fox was appointed as our Chief Financial Officer and Treasurer in 2019. Mr. Fox has also served as Chief Financial Officer of our Investment Advisor since 2019 and as President of PSCM since March 2020. Mr. Fox previously served as Managing Director of PSCM from April 2013 to March 2020. Prior to joining Palmer Square in April 2013, Mr. Fox worked for Sandler O’Neill and Partners from September 2011 to March 2013 where he was a Managing Director within Fixed Income where he was involved in the structuring and sales of many products including Collateralized Loan Obligations. Before Sandler O’Neill, Mr. Fox worked for Societe Generale as a Director within Global Markets Advisory where he was instrumental in the US CDO/CLO and RMBS Credit Advisory effort. His work included the restructuring of various structured credit legacy positions for European institutions as well as the modeling behind the corporate rating and pricing for various structured products. Prior to Societe Generale, Mr. Fox was employed by JPMorgan Chase & Co/Bear Stearns, where he was an Associate Director in the FAST organization focusing on the structuring of Trust Preferred CDOs and CLOs. Also while at Bear Stearns, Mr. Fox managed the global CDO analytics desk which included intensive credit modeling of various asset classes. Mr. Fox received a MS degree in Computer Information Systems from Arizona State University and a BS degree in Mathematics and Geology from Northern Arizona University. Mr. Fox holds the Series 7 and 63 licenses. The Board believes that Mr. Fox’s strong operational and financial experience qualifies him to serve on the Board.

Independent Directors

Megan L. Webber

Ms. Webber is a Financial Reporting Manager at The Anschutz Corporation, where she has worked for over 19 years. Prior to Anschutz Corporation, she was a Supervising Audit Senior at KPMG, LLP from 1997 to 2000. Ms. Webber has served on the board of trustees of Palmer Square Opportunistic Income Fund (Nasdaq) since 2014, and previously served on the board of trustees of Montage Managers Trust from July 2015 to March 2017. Ms. Webber received a BS in Accounting from Indiana University and received her CPA license in 1997. The Board believes that Ms. Webber’s strong financial and audit experience qualifies her to serve on the Board.

James W. Neville Jr.

Mr. Neville is an active proprietary trader and investor. He was a Portfolio Manager at Great Plains Principal Trading from January 2012 through June 2019. Prior to Great Plains Principal Trading, Mr. Neville served as a proprietary trader for over 23 years, focusing on agriculture futures and options as well as stock index futures and energy. Mr. Neville has served on the board of directors of Palmer Square Opportunistic Income Fund (Nasdaq) since 2014. The Board believes that Mr. Neville’s strong investment management and trading experience qualifies him to serve on the Board.

Christopher C. Nelson

Mr. Nelson is a Wealth Advisor at SeaCrest Wealth Management, where he has worked since May 2018. Prior to SeaCrest Wealth Management, Mr. Nelson was a Vice President at Enterprise Trust Company from February 2013 to February 2018, where he led the Kansas City team. Prior to that, Mr. Nelson held investment management roles at The Private Bank, Kornitzer Capital Management, and The Bank of New York. Mr. Nelson received a Bachelor of Arts in English from Gettysburg College in Gettysburg, Pennsylvania. The Board believes that Mr. Nelson’s strong investment management experience qualifies him to serve on the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than 10% of our Common Stock, to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors, and greater than 10% stockholders also are required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of Forms 3, 4 and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the year ended December 31, 2020, all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

Code of Conduct, Code of Ethics and Insider Trading Policy

We expect each of our officers and directors, as well as any person affiliated with our operations, to act in accordance with the highest standards of personal and professional integrity at all times and to comply with the Company’s policies and procedures and all laws, rules and regulations of any applicable international, federal, provincial, state or local government. To this effect, the Board has adopted a Code of Ethics. The Code of Ethics applies to all of the Company’s directors and officers.

As required by the 1940 Act and the Advisers Act, we and our Investment Advisor have each adopted a Code of Ethics that establishes procedures that apply to our directors, executive officers, officers, their respective staffs and the employees of our Investment Advisor with respect to their personal investments and investment transactions. Our Code of Ethics generally does not permit investments by our directors, officers or any other covered person in securities that may be purchased or held by us.

Nomination of Directors

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board since the filing of our Proxy Statement for our 2020 Annual Meeting of Stockholders.

Audit Committee

The members of our Audit Committee are Megan L. Webber, James W. Neville and Christopher C. Nelson, each of whom meets the independence standards established by the SEC for audit committees and is independent for purposes of the 1940 Act. Ms. Webber serves as Chair of our Audit Committee. Our Board has determined that Ms. Webber is an “audit committee financial expert” under SEC rules. Our Audit Committee’s responsibilities include establishing guidelines and making recommendations to our Board regarding the valuation of our loans and investments; selecting our independent registered public accounting firm; reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our financial statements; pre-approving the fees for services performed; reviewing, in consultation with the independent registered public accounting firm, the adequacy of internal control systems; reviewing our annual financial statements; overseeing internal audit staff, if any, and periodic filings; and receiving our audit reports and financial statements.

ITEM 11. EXECUTIVE COMPENSATION

None of our officers receives direct compensation from us. However, Messrs. Long and Fox, through their indirect financial interests in our Investment Advisor, have an indirect pecuniary interest in the investment advisory fees paid by us under the Advisory Agreement. In addition, the Company is responsible for expenses incurred by the Administrator in connection with administering the Company’s business, including making payments to the Administrator based upon the Company’s allocable portion of the Administrator’s overhead and other expenses associated with performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the allocable portion of the costs of compensation and related expenses of the Company’s Chief Compliance Officer and Chief Financial Officer and their respective administrative support staffs.

Compensation of Directors

The Independent Directors receive an annual fee of $25,000. They also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each regular Board meeting, each special meeting and each committee meeting attended. We have obtained directors’ and officers’ liability insurance on behalf of our directors and officers. No compensation is paid to directors who are “interested persons.” The Board reviews and determines the compensation of Independent Directors.

The following table shows information regarding the compensation earned by our directors for the year ended December 31, 2020. No compensation is paid by us to any interested director or executive officer of the Company.

Name	Aggregate Compensation from Palmer Square Capital BDC Inc. (1)	Pension or Retirement Benefits Accrued as Part of Our Expenses (2)	Total Compensation from Palmer Square Capital BDC Inc. Paid to Director (1)
Independent Directors
Megan L. Webber	$25,000	—	$31,250
James W. Neville Jr.	$25,000	—	$31,250
Christopher C. Nelson	$25,000	—	$31,250
Interested Directors
Christopher D. Long	$—	—	$—
Jeffrey D. Fox	$—	—	$—

(1)	For a description of the Independent Directors’ compensation, see above.
(2)	We do not have a profit-sharing or retirement plan, and directors do not receive any pension or retirement benefits.

Compensation Committee

The Company does not have a compensation committee because its executive officers do not receive compensation from us. The Board, as a whole, is responsible for reviewing the reimbursement by the Company to the Administrator of the allocable portion of the cost of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs on an annual basis and also participates in the consideration of director compensation. Decisions on director compensation are based on a review of data of comparable BDCs.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows information as of the March 12, 2021, unless otherwise indicated, regarding the beneficial ownership of our Common Stock by: (i) each person that the Company believes beneficially holds more than 5% of the outstanding shares of Common Stock based solely on the Company’s review of filings with the SEC pursuant to Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 16 of the Exchange Act; (ii) each director and nominee; (iii) each executive officer of the Company; and (iv) all directors and executive officers as a group.

The percentage ownership is based on 12,776,672 shares of our Common Stock issued and outstanding as of March 12, 2021. Unless otherwise indicated, all persons named as beneficial owners of our Common Stock have sole voting power and sole investment power with respect to the shares indicated as beneficially owned. In addition, unless otherwise indicated, the address for each person named below is c/o Palmer Square Capital BDC Inc., Attention: Secretary, 1900 Shawnee Mission Parkway, Suite 315, Mission Woods, Kansas 66205.

Name and Address	Shares Owned (1)		Percentage of Common Stock Outstanding(2)
Christopher D. Long	26,131	(3)	*
Jeffrey D. Fox	7,839		*
Megan L. Webber	—		—
James W. Neville Jr.	—		—
Christopher C. Nelson	—		—
Angie K. Long	26,131	(3)	*
Scott A. Betz	3,920		*
All directors and executive officers as a group (7 persons)	37,890		*
Excelsior Holdings D2 LLC (4)	2,613,051		20.5%
Alaris Master Fund, LP (5)	1,478,675		11.6%
Caravel Holdings LLC (6)	1,567,831		12.3%
BFFV19, LLC (7)	783,915		6.1%
Pilot Credit, LLC (8)	625,826		4.9%

*	Represents less than 1.0% of the issued and outstanding shares of our Common Stock as of the Record Date.
(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Assumes no other purchases or sales of our common stock since the most recently available SEC filings. This assumption has been made under the rules and regulations of the SEC and does not reflect any knowledge that we have with regard to the present intent of the beneficial owners of our common stock listed in this table.
(2)	Based on a total of 12,776,672 shares of Common Stock issued and outstanding as of March 12, 2021.
(3)	Includes 26,131 shares of Common Stock indirectly held by the Christopher D. Long Revocable Trust, for which Mr. Long and Ms. Long disclaim beneficial ownership except to the extent of his or her pecuniary interests therein.
(4)	Based on information provided in a Schedule 13D filed on March 27, 2020, Excelsior Holdings D2 LLC (“Excelsior”) reported shared voting and dispositive power with respect to 2,613,051 shares of our Common Stock. Excelsior Holdings D LLC, a Delaware limited liability company (“Holdings LLC”) is the managing member of Excelsior. As managing member of Excelsior, Holdings LLC exercises dispositive and voting power over the shares beneficially owned by Excelsior. The principal business address of each of Excelsior and Holdings LLC is 6000 France Ave. S., Suite 550, Minneapolis, Minnesota, 55435.
(5)	Based on information provided in a Schedule 13G filed on March 27, 2020 and a Form 4 filed on April 22, 2020, Alaris Master Fund LP reported shared voting and dispositive power with respect to 1,478,675 shares of our Common Stock. Alaris Capital, LLC is the general partner of Alaris Master Fund LP and may be deemed to be an indirect beneficial owner of the shares. The principal business address of each of Alaris Master Fund LP and Alaris Capital, LLC is 4900 Main Street, Suite 600, Kansas City, Missouri 64112.
(6)	Based on information provided in a Schedule 13G filed on March 27, 2020, Caravel Holdings LLC reported shared voting and dispositive power with respect to 1,567,831 shares of our Common Stock. The shares are owned directly by Caravel Holdings LLC, which is a wholly owned subsidiary of Seaboard Foods LLC, which is a wholly owned subsidiary of Seaboard Corporation. Seaboard Foods LLC and Seaboard Corporation may each be deemed to be an indirect beneficial owner of the shares. The principal business address of each of Caravel Holdings LLC, Seaboard Foods LLC and Seaboard Corporation is 9000 West 67th Street, Merriam, Kansas 66202.
(7)	Based on information provided in a Schedule 13G filed on March 27, 2020, BBFV19, LLC reported shared voting and dispositive power with respect to 783,915 shares of our Common Stock. The shares are owned directly by BFFV19, LLC. Martin Christopher Bicknell is the Elected Manager of each of the entities that collectively own all of the outstanding membership interests of BFFV19, LLC, and thus, Mr. Bicknell may be deemed to be an indirect beneficial owner of the shares. The principal business address of each of BFFV19, LLC and Mr. Bicknell is 5700 W 112th Street, Suite 500, Overland Park, Kansas 66211.
(8)	The principal business address for Pilot Credit, LLC is 1055 Hillcrest Road, Suite F-4, Mobile, Alabama 36695.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Investment Advisory Agreement

We have entered into the Advisory Agreement with our Investment Advisor pursuant to which we pay the Investment Advisor a base management fee and incentive fee (which incentive fee is only payable following a listing of the Company’s Common Stock on a national securities exchange) in exchange for the Investment Advisor’s services sourcing, reviewing and structuring investment opportunities for us, underwriting and performing diligence on our investments and monitoring our investment portfolio on an ongoing basis. Our Board initially approved the Advisory Agreement at an in-person meeting in November 2019, and the Company entered into the Advisory Agreement in January 2020. Messrs. Long and Fox, through their indirect financial interests in our Investment Advisor, have an indirect pecuniary interest in the investment advisory fees paid by us under the Advisory Agreement.

Administration Agreement

We have entered into the Administration Agreement with the Administrator pursuant to which the Administrator furnishes us with office facilities and equipment and provides us with clerical, bookkeeping, recordkeeping and other administrative services. Our Board approved the Administration Agreement in November 2019, and the Company entered into the Administration Agreement in January 2020. Under the Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC.

Resource Sharing Agreement

The Investment Advisor is an affiliate of PSCM, with whom it has entered into a resource sharing agreement (the “Resource Sharing Agreement”). Under this agreement, PSCM provides the Investment Advisor experienced investment professionals and access to the senior investment personnel and other resources of PSCM and its affiliates. The Resource Sharing Agreement provides the Investment Advisor with access to deal flow generated by the professionals of PSCM and its affiliates and commits the members of the Investment Advisor’s investment committee to serve in that capacity. The Investment Advisor seeks to capitalize on what we believe to be the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of PSCM’s investment professionals. The Resource Sharing Agreement may be terminated by either party on 60 days’ notice.

License Agreement

We have also entered into a license agreement (the “License Agreement”) with Palmer Square under which Palmer Square has granted us a non-exclusive, royalty-free license to use the name “Palmer Square” for specified purposes in our business. Under the License Agreement, we have a right to use the “Palmer Square” name, subject to certain conditions, for so long as our Investment Advisor or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we will have no legal right to the “Palmer Square” name.

Policies and Procedures for Managing Conflicts; Co-investment Opportunities

We have procedures in place for the review, approval and monitoring of transactions involving the Company and certain persons related to the Company. As a BDC, the 1940 Act restricts us from participating in certain transactions with certain persons affiliated with the Company, including our officers, directors, and employees and any person controlling or under common control with us. In addition, each of our directors and executive officers is required to complete questionnaire on an annual basis designed to elicit information about any potential related-party transactions. In order to ensure that we do not engage in any prohibited transactions with any persons affiliated with the Company, our officers screen each of our transactions for any possible affiliations, close or remote, between the proposed portfolio investment, the Company, companies controlled by us and our employees and directors. We will not enter into any transactions unless and until we are satisfied that the transaction is not prohibited by the 1940 Act or, if such prohibitions exist, we have taken appropriate actions to seek Board review and approval or exemptive relief from the SEC for such transaction.

The Investment Advisor, Palmer Square, and their affiliates, partners and employees (collectively, “PSCM Affiliates”) may engage in any other business and furnish investment management and advisory services and other types of services to others which may include, without limitation, serving as investment manager or sponsor of other collective investment vehicles or managed accounts that acquire interests in, provide financing to or otherwise deal in securities or other investments that would be suitable investments for us. PSCM Affiliates furnish investment management or advisory services to other persons with investment policies similar or different to those of us. Such persons may own securities or other instruments of the same class or type or which may be senior to those held by us, and they have incentives, financial or otherwise, to favor certain accounts or vehicles over others. There is no assurance that accounts with similar strategies or investment objectives will hold the same investments or perform in a similar manner. This and other future activities of PSCM Affiliates may give rise to additional conflicts of interest.

Subject to certain 1940 Act restrictions on co-investments with affiliates or in accordance with the conditions of any co-investment exemptive relief provided by the SEC, the Investment Advisor offers us the right to participate in all investment opportunities that it determines are appropriate for us in view of our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other relevant factors. Such offers are subject to the exception that, in accordance with the Investment Advisor’s code of ethics and allocation policies, we might not participate in each individual opportunity but, on an overall basis, the Investment Advisor will seek to allocate investments across applicable client accounts in a manner that is fair and equitable on an overall basis.

The Investment Advisor and its affiliates have both subjective and objective policies and procedures in place that are designed to manage the potential conflicts of interest between the Investment Advisor’s fiduciary obligations to us and its similar fiduciary obligations to other clients. To the extent that we compete with entities sponsored or managed by the Investment Advisor or its affiliates for a particular investment opportunity, the Investment Advisor will allocate investment opportunities across the entities for which such opportunities are appropriate, consistent with (1) its internal conflict of interest and allocation policies, (2) the requirements of the Advisers Act, and (3) certain restrictions under the 1940 Act regarding co-investments with affiliates. The Investment Advisor’s allocation policies are intended to ensure that, over time, we may generally share equitably with other accounts sponsored or managed by the Investment Advisor or its affiliates in investment opportunities, particularly those involving a security with limited supply or involving differing classes of securities of the same issuer which may be suitable for us and such other accounts. There can be no assurance that the Investment Advisor’s or its affiliates’ efforts to allocate any particular investment opportunity fairly among all clients for whom such opportunity is appropriate will result in an allocation of all or part of such opportunity to us. Not all conflicts of interest can be expected to be resolved in our favor.

Director Independence

The 1940 Act requires that at least a majority of the Company’s directors not be “interested persons” (as defined in the 1940 Act) of the Company. On an annual basis, each member of our Board is required to complete an independence questionnaire designed to provide information to assist the Board in determining whether the director is independent under the 1940 Act and our corporate governance guidelines. Our Board has determined that each of our directors, other than Mr. Christopher D. Long and Mr. Jeffrey D. Fox, is independent under the Exchange Act and the 1940 Act. Our governance guidelines require any director who has previously been determined to be independent to inform the Chairman of the Board and our Secretary of any change in circumstance that may cause his or her status as an Independent Director to change. The Board limits membership on the Audit Committee to Independent Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following aggregate fees by Pricewaterhouse Coopers LLP, the Company’s independent registered accounting firm for the fiscal years ended December 31, 2020 and December 31, 2019, were billed to the Company for work attributable to audit, tax and other services provided to the Company for such fiscal year.

	Fiscal Year Ended December 31, 2020	Fiscal Year Ended December 31, 2019
Audit Fees	$240,000	$20,000
Audit-Related Fees	-	—
Tax Fees	33,000	—
All Other Fees	-	—
Total	$273,000	$20,000

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that were provided by PwC for the fiscal years ended December 31, 2020 and December 31, 2019 in connection with statutory and regulatory filings.

Audit-Related Fees

Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees

Tax fees consist of fees billed for professional services for tax compliance and filings. These services include assistance regarding federal, state, and local tax compliance and filings.

All Other Fees

Other fees would include fees billed for products and services other than the services reported above.

The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by PwC, the Company’s independent auditor. The policy requires that the Audit Committee pre-approve the audit and permissible non-audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence.

Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated must report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent auditor to management.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) DOCUMENTS FILED AS PART OF THIS REPORT

The following is a list of our consolidated financial statements included in this Annual Report on Form 10-K under Item 8 of Part II hereof:

1. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

(b) EXHIBITS

3.1	Form of Articles of Amendment and Restatement (Incorporated by reference to Exhibit 3.1 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56126) filed on January 16, 2020)
3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form 10 (File No. 000-56126) filed on November 27, 2019)
4.1*	Description of securities
10.1	Investment Advisory Agreement, dated as of January 14, 2020, by and between the Registrant and Palmer Square BDC Advisor LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q (File No. 000-56126) filed on May 15, 2020)
10.2	Form of Administration Agreement (Incorporated by reference to Exhibit 10.2 to Registrant’s Registration Statement on Form 10 (File No. 000-56126) filed on November 27, 2019)
10.3	Form of Advisory Agreement Waiver Letter (Incorporated by reference to Exhibit 10.3 to Registrant’s Registration Statement on Form 10 (File No. 000-56126) filed on November 27, 2019)
10.4	Custody Agreement, dated as of December 17, 2019, by and between the Registrant and U.S. Bank National Association (Incorporated by reference to Exhibit 10.4 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56126) filed on January 16, 2020)
10.5	Form of Indemnification Agreement for Directors and Officers (Incorporated by reference to Exhibit 10.5 to Registrant’s Registration Statement on Form 10 (File No. 000-56126) filed on November 27, 2019)
10.6	Form of Trademark Licensing Agreement (Incorporated by reference to Exhibit 10.6 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56126) filed on January 16, 2020)

10.7	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.7 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56126) filed on January 16, 2020)
10.8	Dividend Reinvestment Plan (Incorporated by reference to Exhibit 10.8 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56126) filed on January 16, 2020
10.9	Credit Agreement, dated February 18, 2020, by and among Palmer Square BDC Funding I LLC, as the borrower, Bank of America, N.A., as administrative agent and as lender, and BofA Securities, Inc., as sole lead arranger and sole book manager (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 814-01334) filed on February 20, 2020)
10.10	Sale and Contribution Agreement, dated February 18, 2020, by and between the Registrant, as the seller, and Palmer Square BDC Funding I LLC, as the purchaser (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K (File No. 814-01334) filed on February 20, 2020)
10.11*	Loan and Security Agreement, dated December 18, 2020, by and among the Registrant, as the collateral manager, Palmer Square BDC Funding II LLC, as the borrower, Wells Fargo Bank, National Association, as the administrative agent, U.S. Bank National Association, as the collateral agent and custodian, and the lenders party thereto.
10.12*	Loan Sale Agreement, dated December 18, 2020, by and between the Registrant, as the seller, and Palmer Square BDC Funding II LLC, as the purchaser.
21.1*	Subsidiaries of Registrant
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

ITEM 16. FORM 10-K SUMMARY

The Registrant has elected not to provide summary information.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Palmer Square Capital BDC Inc.

Dated: March 12, 2021	By:	/s/ Christopher D. Long
Christopher D. Long
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher D. Long	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	March 12, 2021
Christopher D. Long

/s/ Jeffrey D. Fox	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 12, 2021
Jeffrey D. Fox

/s/ Megan L. Webber	Director	March 12, 2021
Megan L. Webber

/s/ James W. Neville Jr.	Director	March 12, 2021
James W. Neville Jr.

/s/ Christopher C. Nelson	Director	March 12, 2021
Christopher C. Nelson