Form 10-Q
period 2021-03-31
Palmer Square Capital BDC Inc.
filed 2021-05-14
CIK 1794776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 11, 2021, the registrant had 12,984,478 shares of common stock, $0.001 par value per share, outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION	1
Item 1.	Consolidated Financial Statements (Unaudited)	1
	Consolidated Statements of Assets and Liabilities as of March 31, 2021 (Unaudited) and December 31, 2020	1
	Consolidated Statements of Operations for the Three Months Ended March 31, 2021 and Period January 23, 2020 (Commencement of Operations) through March 31, 2020 (Unaudited)	2
	Consolidated Statements of Changes in Net Assets for the Three Months Ended March 31, 2021 and Period January 23, 2020 (Commencement of Operations) through March 31, 2020 (Unaudited)	3
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2021 and Period January 23, 2020 (Commencement of Operations) through March 31, 2020 (Unaudited)	4
	Consolidated Schedules of Investments as of March 31, 2021 (Unaudited) and December 31, 2020	5
	Notes to Consolidated Financial Statements (Unaudited)	20
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51
Item 4.	Controls and Procedures	52

PART II.	OTHER INFORMATION	53
Item 1.	Legal Proceedings	53
Item 1A.	Risk Factors	53
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 3.	Defaults Upon Senior Securities	53
Item 4.	Mine Safety Disclosures	53
Item 5.	Other Information	53
Item 6.	Exhibits	54

Signatures		55

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Assets and Liabilities

(Unaudited)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets:
Non-controlled, non-affiliated investments, at fair value (amortized cost of $681,600,460 and $640,100,635, respectively)	$692,829,417	$653,156,200
Cash and cash equivalents	1,162,784	682,579
Receivables:
Receivable for sales of investments	30,765,621	11,762,002
Receivable for paydowns of investments	1,213,601	121,391
Due from investment adviser	160,759	155,353
Dividend receivable	421	345
Interest receivable	1,558,509	1,612,231
Total Assets	$727,691,112	$667,490,101

Liabilities:
Credit facility, net (Note 6)	$413,491,056	$393,152,103
Payables:
Payable for investments purchased	50,071,996	15,553,450
Distributions payable	-	3,894,470
Management fee payable	1,286,072	1,242,821
Directors fee payable	5,976	5,000
Accrued other general and administrative expenses	37,128	497,286
Total Liabilities	$464,892,228	$414,345,130

Commitments and contingencies (Note 8)

Net Assets:
Common Shares, $0.001 par value; 450,000,000 shares authorized; 12,776,672 and 12,562,805 as of March 31, 2021 and December 31, 2020, respectively issued and outstanding	$12,777	12,563
Additional paid-in capital	242,514,070	238,204,363
Total distributable earnings (accumulated deficit)	20,272,037	14,928,045
Total Net Assets	$262,798,884	$253,144,971
Total Liabilities and Net Assets	$727,691,112	$667,490,101
Net Asset Value Per Common Share	$20.57	$20.15

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31, 2021	For the Period January 23, 2020 (Commencement of Operations) through March 31, 2020
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$9,403,436	$1,269,605
Dividend income	1,404	183,543
Other income	270,036	-
Total investment income from non-controlled, non-affiliated investments	9,674,876	1,453,148
Total Investment Income	9,674,876	1,453,148

Expenses:
Interest expense	1,858,671	239,866
Management fees	1,286,262	474,678
Professional fees	287,795	169,541
Directors fees	19,726	16,047
Offering Costs	-	100,951
Initial Organization	-	122,199
Other general and administrative expenses	345,457	138,611
Total Expenses	3,797,911	1,261,893
Less: Management fee waiver (Note 3)	(160,783)	(59,335)
Net expenses	3,637,128	1,202,558
Net Investment Income (Loss)	6,037,748	250,590

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses):
Non-controlled, non-affiliated investments	1,132,657	218,390
Total net realized gains (losses)	1,132,657	218,390
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(1,826,413)	(33,997,916)
Total net change in unrealized gains (losses)	(1,826,413)	(33,997,916)
Total realized and unrealized gains (losses)	(693,756)	(33,779,526)

Net Increase (Decrease) in Net Assets Resulting from Operations	$5,343,992	(33,528,936)

Per Common Share Data:
Basic and diluted net investment income per common share	$0.47	0.04
Basic and diluted net increase in net assets resulting from operations	$0.42	(5.10)
Weighted Average Common Shares Outstanding - Basic and Diluted	12,750,246	6,567,893

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the Three Months Ended March 31, 2021	For the Period January 23, 2020 (Commencement of Operations) through March 31, 2020
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$6,037,748	$250,590
Net realized gains (losses) on investments and foreign currency transactions	1,132,657	218,390
Net change in unrealized gains (losses) on investments, foreign currency translations, and foreign currency exchange contracts	(1,826,413)	(33,997,916)
Net Increase (Decrease) in Net Assets Resulting from Operations	5,343,992	(33,528,936)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	2,027,700	217,455,000
Reinvestment of distributions	2,282,221	-
Net Increase in Net Assets Resulting from Capital Share Transactions	4,309,921	217,455,000

Total Increase (Decrease) in Net Assets	9,653,913	183,926,064
Net Assets, Beginning of Period	253,144,971	1,500
Net Assets, End of Period	$262,798,884	$183,927,564

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	For the Three Months Ended March 31, 2021	For the Period January 23, 2020 (Commencement of Operations) through March 31, 2020
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$5,343,992	$(33,528,936)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gains)/losses on investments	(1,132,657)	(218,390)
Net change in unrealized (gains)/losses on investments	1,826,413	33,997,916
Net accretion of discount on investments	(317,540)	(24,682)
Purchases of short-term investments	(76,356,543)	(260,710,325)
Purchases of portfolio investments	(173,070,820)	(358,449,330)
Proceeds from sale of short-term investments	73,991,274	111,257,628
Proceeds from sale of portfolio investments	135,386,655	4,528,891
Amortization of deferred financing cost	178,658	37,151
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in receivable for sales of investments	(19,003,619)	(2,235,000)
(Increase)/decrease in interest and dividends receivable	53,646	(995,061)
(Increase)/decrease in due from investment adviser	(5,406)	(28,691)
(Increase)/decrease in receivable for paydowns of investments	(1,092,210)	(63,099)
(Increase)/decrease in prepaid expenses and other assets	-	(402,341)
Increase/(decrease) in payable for investments purchased	34,518,546	204,879,024
Increase/(decrease) in management fees payable	43,251	474,678
Increase/(decrease) in directors fees payable	976	5,000
Increase/(decrease) in payable to broker	-	32,684
Increase/(decrease) in accrued other general and administrative expenses	(460,157)	287,442
Net cash used in operating activities	(20,095,541)	(301,155,441)

Cash Flows from Financing Activities:
Borrowings on credit facility	20,160,295	85,177,525
Payments of debt issuance costs	-	(1,313,218)
Distributions paid in cash	(1,612,249)	-
Proceeds from issuance of common shares, net of change in subscriptions receivable of $ - and $ -, respectively	2,027,700	217,455,000
Net cash provided by financing activities	20,575,746	301,319,307

Net increase in cash and cash equivalents	480,205	163,866
Cash and cash equivalents, beginning of period	682,579	1,500
Cash and cash equivalents, end of period	$1,162,784	$165,366

Supplemental and Non-Cash Information:
Interest paid during the period	$1,424,600	$62,341
Reinvestment of distributions during the period	$2,282,221	$-

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of March 31, 2021

(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Acquisition Date	Maturity Date	Principal / Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
Debt Investments
First Lien Senior Secured(2)
AAdvantage Loyalty IP Ltd. (4)(5)(7)	Airlines	5.50% (L + 4.75%)	3/10/2021	4/20/2028	$3,500,000	$3,465,000	$3,590,248	1.5%
Academy, Ltd. (4)(7)	Specialty Retail	5.75% (L + 5.00%)	10/28/2020	10/28/2027	2,493,750	2,470,483	2,501,032	1.1%
Acrisure, LLC (7)	Insurance	3.70% (L + 3.50%)	1/31/2020	2/12/2027	5,947,481	5,928,514	5,887,412	2.3%
AI Convoy (Luxembourg) S.a.r.l. (7)	Aerospace and Defense	4.50% (L + 3.50%)	4/14/2020	1/29/2027	4,356,000	4,222,843	4,358,178	1.8%
Albany Molecular Research, Inc. (7)	Healthcare Providers and Services	4.25% (L + 3.25%)	2/20/2020	8/28/2024	4,936,704	4,914,464	4,941,986	2.0%
Alera Group Intermediate Holdings, Inc. (7)	Insurance	4.50% (L + 4.00%)	2/3/2020	8/1/2025	5,439,658	5,385,829	5,446,458	2.2%
AlixPartners, LLP (7)	Diversified Financial Services	3.25% (L + 2.75%)	1/28/2021	2/4/2028	4,000,000	3,990,254	3,990,000	1.6%
Alliant Holdings Intermediate LLC (5)(7)	Insurance	3.36% (L + 3.25%)	1/27/2020	5/9/2025	2,467,018	2,283,410	2,440,313	1.0%
Alliant Holdings Intermediate LLC (7)	Insurance	4.25% (L + 3.75%)	10/8/2020	10/8/2027	993,462	986,543	993,372	0.4%
Alphabet Holding Company, Inc. (7)	Food Products	3.61% (L + 3.50%)	1/24/2020	9/26/2024	3,961,584	3,838,934	3,939,617	1.5%
Alterra Mountain Company (7)	Hotels, Restaurants and Leisure	4.61% (L + 4.50%)	5/13/2020	8/31/2026	2,002,312	1,987,060	2,012,324	0.8%
Alterra Mountain Company (7)	Hotels, Restaurants and Leisure	2.86% (L + 2.75%)	4/13/2020	6/28/2024	2,969,310	2,828,391	2,924,785	1.1%
Amentum Government Services Holdings LLC (7)	Construction and Engineering	3.61% (L + 3.50%)	3/19/2020	2/26/2027	4,466,250	4,212,741	4,440,212	1.7%
Amentum Government Services Holdings LLC (7)	Construction and Engineering	5.50% (L + 4.75%)	10/29/2020	1/29/2027	1,500,000	1,471,580	1,507,500	0.6%
American Rock Salt Company LLC (7)	Metals and Mining	4.50% (L + 3.50%)	2/28/2020	3/21/2025	4,754,246	4,733,774	4,782,177	1.8%
AmWINS Group, LLC (7)	Insurance	3.00% (L + 2.25%)	2/17/2021	2/21/2028	4,987,500	4,975,585	4,957,500	1.9%
Amynta Agency Borrower, Inc. (7)	Insurance	4.61% (L + 4.50%)	2/13/2020	2/28/2025	4,983,443	4,794,802	4,928,400	1.9%
APLP Holdings Limited Partnership (4)(7)	Independent Power and Renewable Electricity Producers	3.50% (L + 2.50%)	3/25/2020	4/13/2023	1,236,753	1,165,697	1,236,598	0.5%
Applovin Corporation (7)	Software	3.61% (L + 3.50%)	3/2/2020	8/15/2025	4,944,368	4,880,583	4,946,197	1.9%
AQA Acquisition Holding, Inc. (7)	Software	4.75% (L + 4.25%)	11/20/2020	11/19/2027	3,000,000	2,970,409	3,013,140	1.1%
Arches Buyer Inc. (7)	Interactive Media and Services	3.75% (L + 3.25%)	2/25/2021	12/6/2027	4,987,500	4,939,167	4,961,316	1.9%
Aristocrat International PTY Ltd (4)(7)	Hotels, Restaurants and Leisure	4.75% (L + 3.75%)	5/14/2020	10/31/2024	2,481,250	2,440,458	2,494,438	0.9%
Aruba Investments Holdings, LLC (7)	Chemicals	4.75% (L + 4.00%)	10/28/2020	10/28/2027	1,500,000	1,485,768	1,502,498	0.6%
Ascend Learning, LLC (7)	Diversified Consumer Services	4.00% (L + 3.00%)	4/16/2020	7/29/2024	3,909,487	3,757,529	3,899,713	1.5%
AssuredPartners, Inc. (7)	Insurance	5.50% (L + 4.50%)	5/29/2020	2/12/2027	990,000	974,459	993,589	0.4%
Asurion, LLC (7)	Diversified Consumer Services	3.36% (L + 3.25%)	12/23/2020	1/29/2027	1,982,281	1,954,361	1,972,201	0.8%
Athenahealth, Inc. (7)	Healthcare Providers and Services	4.45% (L + 4.25%)	2/20/2020	2/11/2026	5,312,198	5,279,604	5,332,118	2.0%
Autokiniton US Holdings, Inc. (5)(7)	Auto Components	5.00% (L + 4.50%)	3/26/2021	3/27/2028	3,000,000	2,992,500	3,013,125	1.1%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of March 31, 2021

(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Acquisition Date	Maturity Date	Principal / Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
Avaya Inc. (4)(7)	Diversified Telecommunication Services	4.36% (L + 4.25%)	4/20/2020	12/15/2027	$1,939,059	$1,769,751	$1,943,151	0.7%
Avaya Inc. (4)(7)	Diversified Telecommunication Services	4.11% (L + 4.00%)	2/17/2021	12/15/2027	1,600,000	1,600,000	1,601,720	0.6%
Aveanna Healthcare LLC (5)(7)	Healthcare Providers and Services	5.25% (L + 4.25%)	3/26/2021	3/13/2024	2,992,208	2,995,948	2,985,969	1.1%
Azalea TopCo, Inc. (7)	Healthcare Providers and Services	3.71% (L + 3.50%)	2/26/2020	7/23/2026	3,952,356	3,909,626	3,922,713	1.5%
Barracuda Networks, Inc. (7)	IT Services	4.50% (L + 3.75%)	3/2/2020	1/10/2025	4,009,242	4,006,652	4,011,748	1.5%
Bausch Health Companies Inc. (4)(5)	Pharmaceuticals	3.11% (L + 3.00%)	3/18/2020	6/30/2025	2,373,038	2,352,171	2,368,316	0.9%
Belfor Holdings Inc. (7)	Commercial Services and Supplies	4.11% (L + 4.00%)	3/18/2020	3/31/2026	2,968,542	2,843,002	2,975,964	1.1%
Bioscrip, Inc. (4)(7)	Healthcare Providers and Services	3.86% (L + 3.75%)	3/5/2020	5/29/2026	5,076,660	4,896,737	5,063,181	1.9%
Boxer Parent Company, Inc. (7)	Software	3.86% (L + 3.75%)	2/24/2021	10/2/2025	3,018,242	2,689,166	3,009,157	1.1%
Brookfield Property REIT Inc. (7)	Real Estate Investment Trusts (REITs)	2.61% (L + 2.50%)	4/17/2020	5/4/2025	2,139,216	1,790,943	2,048,684	0.8%
Brookfield WEC Holdings Inc. (7)	Commercial Services and Supplies	3.25% (L + 2.75%)	2/25/2020	8/1/2025	4,444,659	4,383,092	4,412,724	1.7%
Buzz Merger Sub Ltd. (5)(7)	Leisure Products	2.86% (L + 2.75%)	1/24/2020	1/22/2027	2,968,750	2,887,786	2,953,906	1.1%
Caesars Resort Collection, LLC (4)(7)	Hotels, Restaurants and Leisure	4.61% (L + 4.50%)	6/19/2020	7/31/2025	2,985,000	2,905,515	2,994,836	1.1%
Camelot U.S. Acquisition 1 Co. (4)(7)	Professional Services	3.11% (L + 3.00%)	4/14/2020	10/28/2026	3,959,900	3,894,558	3,933,289	1.5%
CCI Buyer, Inc. (7)	Wireless Telecommunication Services	4.75% (L + 4.00%)	12/16/2020	12/31/2027	2,400,000	2,376,933	2,406,384	0.9%
CCS-CMGC Holdings, Inc. (7)	Healthcare Providers and Services	5.61% (L + 5.50%)	1/24/2020	10/1/2025	3,949,495	3,893,087	3,908,776	1.5%
Change Healthcare Holdings, Inc. (4)(7)	Healthcare Providers and Services	3.50% (L + 2.50%)	4/1/2020	3/1/2024	2,293,212	2,201,859	2,293,338	0.9%
CHG Healthcare Services, Inc (5)(7)	Healthcare Providers and Services	4.00% (L + 3.00%)	3/19/2020	6/7/2023	492,259	476,131	491,336	0.2%
Cincinnati Bell Inc. (4)(7)	Media	4.25% (L + 3.25%)	3/19/2020	10/2/2024	3,955,632	3,813,927	3,958,539	1.5%
Consolidated Communications, Inc. (4)(7)	Diversified Telecommunication Services	5.75% (L + 4.75%)	9/18/2020	10/31/2027	1,428,009	1,407,882	1,431,801	0.5%
ConvergeOne Holdings Corp. (7)	IT Services	5.11% (L + 5.00%)	2/11/2021	3/31/2026	2,992,366	2,888,495	2,898,391	1.1%
CP Atlas Buyer, Inc (7)	Building Products	4.25% (L + 3.75%)	2/4/2021	11/23/2027	5,000,000	4,952,706	4,974,625	1.9%
Creative Artists Agency, LLC (7)	Media	3.86% (L + 3.75%)	3/2/2020	11/20/2026	1,975,000	1,975,000	1,955,783	0.7%
DCert Buyer, Inc. (7)	Software	4.11% (L + 4.00%)	1/28/2020	8/7/2026	4,961,222	4,953,246	4,958,815	1.9%
Deerfield Dakota Holding, LLC (7)	Diversified Financial Services	4.75% (L + 3.75%)	3/6/2020	2/25/2027	4,962,500	4,892,570	4,974,906	1.9%
Delek US Holdings, Inc. (4)(7)	Oil, Gas and Consumable Fuels	6.50% (L + 5.50%)	5/18/2020	3/31/2025	2,376,000	2,233,875	2,397,277	0.9%
Delta Topco, Inc. (7)	IT Services	4.50% (L + 3.75%)	10/7/2020	10/29/2027	4,000,000	3,981,148	4,000,720	1.5%
The Dun & Bradstreet Corporation (4)(5)(7)	Professional Services	3.36% (L + 3.25%)	1/24/2020	3/31/2026	1,980,038	1,893,001	1,971,999	0.8%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of March 31, 2021

(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Acquisition Date	Maturity Date	Principal / Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
EAB Global, Inc. (7)	Professional Services	4.75% (L + 3.75%)	2/21/2020	9/27/2024	$2,966,869	$2,890,800	$2,959,452	1.1%
ECI Software Solutions, Inc. (7)	Software	4.50% (L + 3.75%)	9/17/2020	9/30/2027	5,985,000	5,957,901	5,974,526	2.3%
The Edelman Financial Center, LLC (5)(7)	Diversified Financial Services	4.50% (L + 3.75%)	3/19/2021	3/15/2028	3,000,000	2,985,000	2,987,820	1.1%
The Edelman Financial Center, LLC (7)	Diversified Financial Services	3.11% (L + 3.00%)	4/13/2020	6/26/2025	1,979,747	1,880,794	1,972,640	0.8%
EFS Cogen Holdings I LLC (7)	Independent Power and Renewable Electricity Producers	4.50% (L + 3.50%)	9/24/2020	10/29/2027	2,925,104	2,911,616	2,918,596	1.1%
Endo Luxembourg Finance Company I S.a.r.l. (4)(5)(7)	Pharmaceuticals	5.75% (L + 5.00%)	3/11/2021	3/27/2028	3,627,656	3,518,309	3,597,419	1.4%
Endurance International Group, Inc., The (7)	Interactive Media and Services	4.25% (L + 3.50%)	1/27/2021	2/10/2028	3,250,000	3,233,971	3,221,563	1.2%
Ensemble RCM, LLC (7)	Healthcare Providers and Services	3.96% (L + 3.75%)	4/14/2020	7/24/2026	5,792,384	5,689,617	5,791,023	2.2%
Epicor Software Corporation (7)	Software	4.00% (L + 3.25%)	7/23/2020	6/1/2022	3,980,000	3,927,927	3,973,970	1.5%
Everi Payments Inc. (4)	Professional Services	11.50% (L + 10.50%)	4/14/2020	5/9/2024	347,375	341,653	366,481	0.1%
Everi Payments Inc. (4)(7)	Professional Services	3.50% (L + 2.75%)	4/9/2020	5/1/2024	1,000,000	888,051	995,235	0.4%
Evertec Group LLC (4)(7)	Professional Services	3.61% (L + 3.50%)	4/14/2020	12/31/2024	2,299,156	2,220,211	2,297,719	0.9%
Flexera Software LLC (5)(7)	Software	4.50% (L + 3.75%)	12/16/2020	1/26/2028	4,007,103	3,967,235	4,019,625	1.5%
Garda World Security Corporation (7)	Diversified Consumer Services	4.36% (L + 4.25%)	3/13/2020	10/30/2026	5,000,000	4,854,886	5,011,450	1.9%
GFL Environmental Inc. (4)(7)	Commercial Services and Supplies	3.50% (L + 3.00%)	2/20/2020	5/30/2025	2,615,703	2,526,930	2,620,607	1.0%
Global Medical Response, Inc. (7)	Healthcare Providers and Services	5.75% (L + 4.75%)	9/24/2020	9/24/2025	4,488,750	4,407,410	4,481,456	1.7%
Grab Holdings Inc (7)	Diversified Consumer Services	5.50% (L + 4.50%)	1/20/2021	2/27/2026	4,000,000	3,917,247	4,085,000	1.6%
Great Outdoors Group, LLC (7)	Specialty Retail	5.00% (L + 4.25%)	2/26/2021	3/6/2028	7,132,123	7,150,228	7,152,627	2.7%
Guidehouse LLP (7)	Professional Services	4.11% (L + 4.00%)	4/14/2020	3/14/2025	6,024,967	5,953,680	6,036,806	2.3%
HAH Group Holding Company LLC (7)	Healthcare Providers and Services	6.00% (L + 5.00%)	10/22/2020	10/20/2027	3,551,724	3,494,865	3,571,724	1.4%
Hamilton Projects Acquiror LLC (7)	Electric Utilities	5.75% (L + 4.75%)	6/11/2020	6/11/2027	5,443,875	5,379,310	5,474,497	2.1%
Harbor Freight Tools USA, Inc. (7)	Specialty Retail	3.75% (L + 3.00%)	10/14/2020	11/30/2027	3,491,250	3,458,464	3,492,036	1.3%
Helix Gen Funding, LLC (7)	Independent Power and Renewable Electricity Producers	4.75% (L + 3.75%)	1/31/2020	3/8/2024	4,311,699	4,264,627	4,265,283	1.6%
Help/Systems Holdings, Inc. (7)	Software	5.75% (L + 4.75%)	9/16/2020	11/13/2026	4,962,406	4,916,303	4,996,523	1.9%
Hostess Brands, LLC (4)(7)	Food Products	4.03% (L + 2.25%)	3/18/2020	8/1/2025	447,098	438,174	445,484	0.2%
HUB International Limited (7)	Insurance	4.00% (L + 3.25%)	4/22/2020	4/25/2025	3,969,975	3,912,486	3,973,270	1.5%
Hyland Software, Inc. (7)	Software	4.25% (L + 3.50%)	9/25/2020	7/1/2024	2,984,694	2,975,031	2,986,873	1.1%
Hyperion Refinance S.a.r.l.	Insurance	4.00% (L + 3.25%)	1/27/2021	11/12/2027	4,701,557	4,652,254	4,695,022	1.8%
ICH US Intermediate Holdings II, Inc. (7)	Healthcare Providers and Services	6.75% (L + 5.75%)	2/28/2020	12/24/2026	6,659,286	6,535,810	6,675,934	2.5%
Idera, Inc. (7)	Software	4.50% (L + 3.75%)	2/4/2021	6/28/2028	6,456,406	6,415,554	6,424,931	2.4%
Indy US BIDCO, LLC (7)	Professional Services	4.10% (L + 4.00%)	2/5/2021	3/31/2028	1,500,000	1,492,523	1,496,625	0.6%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of March 31, 2021

(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Acquisition Date	Maturity Date	Principal / Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
Infinite Bidco LLC (7)	Electronic Equipment, Instruments and Components	4.25% (L + 3.75%)	2/24/2021	3/2/2028	$2,000,000	$1,995,013	$1,990,000	0.8%
Informatica LLC (7)	Software	3.36% (L + 3.25%)	2/14/2020	2/15/2027	1,970,050	1,939,069	1,958,230	0.7%
Inmar, Inc. (7)	Professional Services	5.00% (L + 4.00%)	1/24/2020	5/1/2024	2,961,538	2,933,891	2,935,018	1.1%
IRB Holding Corporation (5)(7)	Hotels, Restaurants and Leisure	4.25% (L + 3.25%)	11/19/2020	11/19/2027	3,990,000	3,971,952	3,980,643	1.5%
Iridium Satellite LLC (4)(7)	Diversified Telecommunication Services	3.75% (L + 2.75%)	3/6/2020	11/4/2026	4,704,981	4,680,170	4,722,225	1.8%
Ivanti Software, Inc. (7)	IT Services	4.75% (L + 4.00%)	2/17/2021	12/1/2027	1,000,000	997,503	998,000	0.4%
Ivanti Software, Inc. (7)	IT Services	5.75% (L + 4.75%)	11/20/2020	11/22/2027	5,000,000	4,929,067	5,026,575	1.9%
Jane Street Group, LLC (7)	Diversified Financial Services	2.86% (L + 2.75%)	1/21/2021	1/31/2028	1,496,250	1,494,508	1,484,093	0.6%
Kestrel Acquisition LLC (7)	Independent Power and Renewable Electricity Producers	5.25% (L + 4.25%)	2/25/2020	5/2/2025	1,974,619	1,795,759	1,824,469	0.7%
Kleopatra Finco S.a.r.l (5)(7)	Containers and Packaging	5.25% (L + 4.75%)	2/4/2021	2/4/2026	2,000,000	1,990,000	1,997,500	0.8%
Landry’s Finance Acquisition Co	Hotels, Restaurants and Leisure	13.00% (L + 12.00%)	6/12/2020	10/4/2023	18,875	18,307	21,612	0.0%
LBM Acquisition LLC (7)	Construction Materials	4.50% (L + 3.75%)	12/9/2020	12/31/2027	1,227,273	1,212,750	1,223,478	0.5%
Life Time, Inc. (5)(7)	Hotels, Restaurants and Leisure	5.75% (L + 4.75%)	1/28/2021	12/10/2024	2,493,750	2,479,973	2,495,309	0.9%
Lightstone Holdco LLC	Independent Power and Renewable Electricity Producers	4.75% (L + 3.75%)	4/7/2020	1/30/2024	1,609,237	1,310,312	1,276,768	0.5%
Lightstone Holdco LLC	Independent Power and Renewable Electricity Producers	4.75% (L + 3.75%)	4/7/2020	1/30/2024	90,763	73,904	72,012	0.0%
Lions Gate Capital Holdings LLC (4)(7)	Media	2.36% (L + 2.25%)	4/1/2020	3/19/2025	1,974,097	1,869,538	1,948,591	0.7%
LogMeIn, Inc. (7)	IT Services	4.85% (L + 4.75%)	8/14/2020	8/31/2027	4,488,750	4,400,701	4,482,443	1.7%
Mauser Packaging Solutions Holding Company (7)	Containers and Packaging	3.41% (L + 3.25%)	4/13/2020	4/3/2024	1,484,576	1,371,498	1,455,070	0.6%
McAfee, LLC (4)(7)	IT Services	3.86% (L + 3.75%)	2/26/2020	9/30/2024	3,559,946	3,547,039	3,565,073	1.4%
Meredith Corporation (4)(7)	Media	5.25% (L + 4.25%)	6/25/2020	1/31/2025	3,473,750	3,354,857	3,537,962	1.3%
Michaels Stores, Inc. (4)(7)	Specialty Retail	4.25% (L + 3.50%)	9/2/2020	10/1/2027	1,990,000	1,950,351	1,992,239	0.8%
Micro Holding Corp. (7)	Interactive Media and Services	4.75% (L + 3.75%)	6/11/2020	9/13/2024	5,615,842	5,557,832	5,623,367	2.1%
Milano Acquisition Corporation (5)(7)	Health Care Technology	4.75% (L + 4.00%)	8/17/2020	8/31/2027	4,987,500	4,933,962	4,975,031	1.9%
Minotaur Acquisition, Inc. (7)	Diversified Financial Services	5.11% (L + 5.00%)	1/24/2020	3/27/2026	5,112,401	5,111,366	5,114,548	1.9%
Mitchell International, Inc. (7)	Software	4.75% (L + 4.25%)	7/6/2020	11/29/2024	3,233,750	3,127,185	3,245,068	1.2%
Moneygram International, Inc. (4)(5)(7)	Consumer Finance	7.00% (L + 6.00%)	3/1/2021	5/22/2023	3,491,117	3,496,104	3,501,154	1.3%
MPH Acquisition Holdings LLC (7)	Healthcare Providers and Services	3.75% (L + 2.75%)	4/13/2020	5/25/2023	2,591,513	2,475,903	2,580,473	1.0%
National Mentor Holdings, Inc. (7)	Healthcare Providers and Services	4.50% (L + 3.75%)	2/18/2021	2/18/2028	189,504	188,564	188,581	0.1%
National Mentor Holdings, Inc. (7)	Healthcare Providers and Services	4.50% (L + 3.75%)	2/18/2021	2/18/2028	5,685,131	5,656,897	5,654,368	2.2%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of March 31, 2021

(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Acquisition Date	Maturity Date	Principal / Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
Navicure, Inc. (7)	Health Care Technology	4.11% (L + 4.00%)	9/15/2020	10/22/2026	$2,698,903	$2,693,301	$2,707,351	1.0%
New Arclin US Holding Corp. (7)	Chemicals	5.00% (L + 4.00%)	2/19/2021	3/2/2026	4,489,525	4,455,723	4,490,445	1.7%
Newport Group Holdings II, Inc. (7)	Diversified Financial Services	3.75% (L + 3.50%)	8/25/2020	9/12/2025	2,977,099	2,897,405	2,968,183	1.1%
Nexus Buyer LLC (7)	Professional Services	3.86% (L + 3.75%)	3/10/2020	10/30/2026	4,537,200	4,447,751	4,522,091	1.7%
Nielsen Finance LLC (4)(7)	Media	4.75% (L + 3.75%)	5/7/2020	6/6/2025	1,173,804	1,162,622	1,180,319	0.4%
NorthStar Group Services, Inc. (7)	Commercial Services and Supplies	6.50% (L + 5.50%)	11/9/2020	11/9/2026	2,981,250	2,925,445	3,003,609	1.1%
Numericable U.S. LLC (7)	Media	4.20% (L + 4.00%)	3/31/2020	8/14/2026	3,962,006	3,810,741	3,958,044	1.5%
OneDigital Borrower LLC (7)	Insurance	5.25% (L + 4.50%)	10/30/2020	10/29/2027	5,460,938	5,340,714	5,470,958	2.1%
Oregon Clean Energy, LLC (7)	Independent Power and Renewable Electricity Producers	4.75% (L + 3.75%)	2/25/2020	3/2/2026	5,065,396	4,936,254	4,989,415	1.9%
Pathway Vet Alliance LLC (7)	Healthcare Providers and Services	3.86% (L + 3.75%)	1/29/2021	3/31/2027	3,470,965	3,406,404	3,455,415	1.3%
PCI Gaming Authority (7)	Hotels, Restaurants and Leisure	2.61% (L + 2.50%)	4/21/2020	5/15/2026	2,756,538	2,621,471	2,741,557	1.0%
Peraton Corp. (5)(7)	Aerospace and Defense	4.50% (L + 3.75%)	2/23/2021	2/1/2028	2,550,676	2,537,922	2,554,935	1.0%
Peraton Corp. (7)	Aerospace and Defense	4.50% (L + 3.75%)	2/23/2021	2/1/2028	1,449,324	1,442,159	1,451,745	0.6%
PetVet Care Centers, LLC (7)	Healthcare Providers and Services	4.25% (L + 3.50%)	2/18/2021	2/14/2025	3,473,552	3,466,331	3,470,512	1.3%
Phoenix Guarantor Inc. (7)	Healthcare Providers and Services	4.25% (L + 3.75%)	10/2/2020	3/31/2026	4,987,500	4,942,063	4,955,555	1.9%
Pike Corporation (7)	Construction and Engineering	3.13% (L + 3.00%)	1/15/2021	1/14/2028	1,500,000	1,498,297	1,498,125	0.6%
PODS, LLC (5)(7)	Building Products	3.75% (L + 3.00%)	3/19/2021	3/17/2028	2,000,000	1,990,000	1,992,750	0.8%
Pre-Paid Legal Services, Inc. (7)	Diversified Consumer Services	4.75% (L + 4.00%)	9/11/2020	5/1/2025	1,492,500	1,472,345	1,499,336	0.6%
Pre-Paid Legal Services, Inc. (5)(7)	Diversified Consumer Services	3.36% (L + 3.25%)	2/26/2020	5/1/2025	645,475	601,677	638,132	0.2%
Presidio Holdings, Inc. (7)	Professional Services	3.72% (L + 3.50%)	2/28/2020	1/31/2027	2,382,000	2,348,018	2,380,511	0.9%
Pretium PKG Holdings, Inc. (7)	Containers and Packaging	4.75% (L + 4.00%)	10/29/2020	11/30/2027	2,493,750	2,465,421	2,494,785	0.9%
Prime Security Services Borrower, LLC (4)(7)	Diversified Consumer Services	3.50% (L + 2.75%)	4/20/2020	5/2/2022	1,796,054	1,761,174	1,790,998	0.7%
Project Alpha Intermediate Holding, Inc. (7)	Software	4.15% (L + 4.00%)	2/10/2021	4/26/2024	3,951,615	3,921,205	3,946,181	1.5%
ProQuest LLC (7)	Internet and Direct Marketing Retail	3.36% (L + 3.25%)	4/17/2020	10/16/2026	3,310,911	3,259,087	3,293,943	1.3%
Quest Software US Holdings Inc (7)	Software	4.46% (L + 4.25%)	2/5/2020	5/16/2025	2,969,620	2,969,620	2,972,011	1.1%
Radiate Holdco, LLC (7)	Media	4.25% (L + 3.50%)	2/25/2020	9/11/2026	5,109,063	5,059,137	5,113,125	1.9%
Radiology Partners, Inc. (7)	Healthcare Providers and Services	4.47% (L + 4.25%)	2/26/2020	7/9/2025	3,500,000	3,489,416	3,478,493	1.3%
RealPage, Inc. (4)(5)(7)	Software	3.75% (L + 3.25%)	2/18/2021	2/18/2028	5,000,000	4,987,500	4,983,325	1.9%
Redstone Buyer, LLC (7)	Software	6.00% (L + 5.00%)	7/1/2020	9/1/2027	4,986,503	4,958,640	5,010,388	1.9%
RegionalCare Hospital Partners Holdings, Inc. (7)	Healthcare Providers and Services	3.86% (L + 3.75%)	2/11/2020	11/14/2025	3,028,873	3,015,857	3,026,299	1.2%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of March 31, 2021

(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Acquisition Date	Maturity Date	Principal / Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
Renaissance Holding Corp (5)(7)	Diversified Consumer Services	3.36% (L + 3.25%)	3/4/2020	7/31/2025	$1,994,872	$1,982,100	$1,950,197	0.7%
Rodan & Fields, LLC (7)	Personal Products	4.11% (L + 4.00%)	3/4/2021	6/16/2025	1,745,513	1,498,712	1,487,613	0.6%
Rohm Holding GMBH (5)(7)	Chemicals	5.23% (L + 5.00%)	2/2/2021	7/31/2026	4,493,161	4,466,348	4,491,745	1.7%
Ryan Specialty Group LLC (7)	Insurance	3.75% (L + 3.00%)	7/23/2020	9/1/2027	1,990,000	1,976,297	1,993,313	0.8%
Sabert Corporation (7)	Containers and Packaging	5.50% (L + 4.50%)	2/26/2020	11/26/2026	4,830,392	4,820,320	4,842,468	1.8%
Samsonite International S.A. (4)(7)	Textiles, Apparel and Luxury Goods	5.50% (L + 4.50%)	4/30/2020	4/25/2025	1,786,500	1,741,865	1,803,248	0.7%
Scientific Games International, Inc. (4)(7)	Leisure Products	2.86% (L + 2.75%)	4/9/2020	8/14/2024	1,979,592	1,768,340	1,945,394	0.7%
SCIH Salt Holdings Inc. (7)	Metals and Mining	5.50% (L + 4.50%)	4/13/2020	3/3/2027	3,970,000	3,907,729	3,980,540	1.5%
Severin Acquisition, LLC (7)	Diversified Consumer Services	3.36% (L + 3.25%)	2/26/2020	8/31/2025	3,749	3,605	3,711	0.0%
Shearer’s Foods, LLC (7)	Food Products	4.25% (L + 3.50%)	9/15/2020	9/23/2027	1,703,948	1,692,309	1,703,411	0.6%
Sophia, L.P. (7)	Software	4.50% (L + 3.75%)	9/23/2020	10/31/2027	4,987,500	4,952,981	4,992,188	1.9%
Sotera Health Holdings, LLC (4)(7)	Healthcare Equipment and Supplies	3.25% (L + 2.75%)	1/15/2021	12/11/2026	4,000,000	4,000,000	3,995,000	1.5%
Springer Nature Deutschland GmbH (7)	Media	4.00% (L + 3.25%)	2/26/2021	8/14/2026	2,244,509	2,239,544	2,246,709	0.9%
Surf Holdings, LLC (7)	Software	3.68% (L + 3.50%)	4/16/2020	1/15/2027	1,985,003	1,884,712	1,968,309	0.7%
Syncsort Incorporated (5)(7)	Software	5.00% (L + 4.25%)	3/19/2021	3/19/2028	5,500,000	5,472,500	5,472,500	2.1%
Syncsort Incorporated (7)	Software	5.50% (L + 4.75%)	2/1/2021	8/16/2024	4,251,783	4,108,046	4,251,783	1.6%
Talen Energy Supply, LLC (7)	Independent Power and Renewable Electricity Producers	3.86% (L + 3.75%)	4/9/2020	6/26/2026	3,866,834	3,647,891	3,770,163	1.4%
Thryv, Inc. (4)(7)	Media	9.50% (L + 8.50%)	2/18/2021	2/18/2026	3,000,000	2,910,940	3,011,250	1.1%
TIBCO Software Inc (7)	Software	3.86% (L + 3.75%)	2/13/2020	6/30/2026	2,977,500	2,970,346	2,945,864	1.1%
Tosca Services, LLC (7)	Containers and Packaging	4.25% (L + 3.50%)	2/19/2021	8/18/2027	2,992,500	2,979,029	2,999,981	1.1%
Traverse Midstream Partners LLC (7)	Oil, Gas and Consumable Fuels	6.50% (L + 5.50%)	8/20/2020	9/27/2024	5,300,558	4,937,958	5,270,742	2.0%
Triton Water Holdings, Inc. (5)(7)	Food Products	4.50% (L + 3.50%)	3/17/2021	3/31/2028	3,000,000	2,985,000	2,992,260	1.1%
Truck Hero, Inc. (7)	Auto Components	4.50% (L + 3.75%)	1/20/2021	1/20/2028	600,000	600,000	599,460	0.2%
U.S. Renal Care, Inc. (7)	Healthcare Providers and Services	5.13% (L + 5.00%)	4/8/2020	6/26/2026	3,959,799	3,774,898	3,941,861	1.5%
U.S. Silica Company (4)(7)	Metals and Mining	5.00% (L + 4.00%)	3/9/2021	4/25/2025	1,987,083	1,903,598	1,923,496	0.7%
UGI Energy Services, LLC (7)	Oil, Gas and Consumable Fuels	3.86% (L + 3.75%)	4/27/2020	8/7/2026	989,924	919,370	989,306	0.4%
UKG Inc. (7)	Software	4.00% (L + 3.25%)	6/18/2020	5/4/2026	995,006	981,930	996,484	0.4%
UKG Inc. (7)	Software	3.86% (L + 3.75%)	2/28/2020	4/8/2026	4,444,850	4,423,985	4,446,383	1.7%
Univision Communications Inc. (7)	Media	4.75% (L + 3.75%)	6/15/2020	3/13/2026	4,142,021	4,012,106	4,145,791	1.6%
UOS, LLC (7)	Commercial Services and Supplies	4.36% (L + 4.25%)	2/19/2020	4/18/2025	4,272,158	4,265,282	4,272,158	1.6%
US Radiology Specialists, Inc., (7)	Healthcare Providers and Services	6.25% (L + 5.50%)	12/11/2020	12/10/2027	3,990,000	3,913,562	4,010,588	1.5%
USI, Inc. (7)	Insurance	3.40% (L + 3.25%)	4/23/2020	12/2/2026	4,959,845	4,893,871	4,918,207	1.9%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of March 31, 2021

(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Acquisition Date	Maturity Date	Principal / Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
USIC Holdings, Inc. (7)	Construction and Engineering	4.00% (L + 3.00%)	2/26/2020	12/8/2023	$1,975,082	$1,967,967	$1,967,675	0.7%
Venator Materials LLC (4)(7)	Chemicals	3.11% (L + 3.00%)	4/17/2020	6/28/2024	1,979,487	1,820,698	1,955,575	0.7%
VeriFone Systems, Inc. (7)	Commercial Services and Supplies	4.18% (L + 4.00%)	3/4/2020	8/20/2025	3,000,000	2,952,008	2,934,150	1.1%
Verscend Holding Corp. (7)	Health Care Technology	4.61% (L + 4.50%)	3/6/2020	8/27/2025	4,151,845	4,124,802	4,157,616	1.6%
VFH Parent LLC (4)(7)	Capital Markets	3.11% (L + 3.00%)	3/20/2020	6/1/2026	841,182	828,447	839,819	0.3%
White Cap Buyer LLC (7)	Construction Materials	4.50% (L + 4.00%)	10/8/2020	10/8/2027	2,992,500	2,964,431	2,990,839	1.1%
Wilsonart LLC (5)(7)	Building Products	4.50% (L + 3.50%)	3/19/2021	12/18/2026	3,500,000	3,482,500	3,496,868	1.3%
Xplornet Communications Inc (5)(7)	Wireless Telecommunication Services	4.86% (L + 4.75%)	5/29/2020	5/31/2027	1,478,775	1,421,262	1,481,666	0.6%
Zelis Cost Management Buyer, Inc. (7)	Health Care Technology	3.62% (L + 3.50%)	2/1/2021	9/30/2026	4,829,022	4,820,291	4,816,950	1.8%
Total First Lien Senior Secured					603,505,813	$592,119,671	$601,728,429	229.0%

Second Lien Senior Secured(2)
Alphabet Holding Company, Inc. (7)	Food Products	7.86% (L + 7.75%)	5/14/2020	9/26/2025	2,050,000	1,925,767	2,058,057	0.7%
Aptean Inc	Software	8.61% (L + 8.50%)	7/23/2020	4/23/2027	1,400,000	1,336,802	1,398,250	0.5%
Aruba Investments, Inc. (7)	Chemicals	8.50% (L + 7.75%)	10/28/2020	10/27/2028	2,350,000	2,315,284	2,375,462	0.9%
Asurion, LLC (7)	Diversified Consumer Services	5.36% (L + 5.25%)	1/29/2021	2/28/2028	3,500,000	3,500,000	3,569,563	1.4%
DCert Buyer, Inc. (7)	IT Services	7.11% (L + 7.00%)	2/16/2021	2/16/2029	1,500,000	1,496,542	1,514,070	0.6%
Epicor Software Corporation (7)	Software	8.75% (L + 7.75%)	7/23/2020	7/31/2028	1,000,000	985,897	1,036,250	0.4%
Infinite Bidco LLC (7)	Electronic Equipment, Instruments and Components	7.50% (L + 7.00%)	2/24/2021	2/24/2029	2,000,000	1,990,164	2,012,500	0.8%
Informatica LLC (7)	Software	7.13%	2/14/2020	2/14/2025	1,000,000	995,943	1,024,380	0.4%
Mitchell International, Inc.	Software	7.36% (L + 7.25%)	7/1/2020	11/20/2025	447,667	417,250	447,946	0.2%
PowerTeam Services, LLC (7)	Construction and Engineering	8.25% (L + 7.25%)	5/12/2020	3/6/2026	4,810,000	4,371,477	4,744,873	1.8%
Quest Software US Holdings Inc	Software	8.46% (L + 8.25%)	2/11/2020	5/18/2026	1,597,000	1,579,717	1,598,661	0.6%
SK Invictus Intermediate II S.a.r.l. (7)	Software	6.86% (L + 6.75%)	8/27/2020	2/13/2026	1,911,765	1,771,219	1,904,118	0.7%
Total Second Lien Senior Secured					23,566,432	22,686,062	23,684,130	9.0%

Collateralized Securities and Structured Products - Debt(2)
Barings CLO Ltd (4)	Structured Note	6.97% (L + 6.75%)	1/24/2020	1/20/2028	2,000,000	1,912,590	1,902,118	0.6%
Babson CLO Ltd 2019-3A (4)	Structured Note	0.24% (L + 0.00%)	8/11/2020	4/20/2031	1,500,000	1,376,488	1,491,596	0.5%
Beechwood Park CLO, Ltd (4)	Structured Note	7.72% (L + 7.50%)	7/27/2020	1/17/2033	1,750,000	1,700,335	1,768,110	0.7%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of March 31, 2021

(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Acquisition Date	Maturity Date	Principal / Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
Eaton Vance CLO 2019-1, Ltd. (4)	Structured Note	6.99% (L + 6.75%)	9/1/2020	4/15/2031	$1,500,000	$1,471,625	$1,503,954	0.6%
HPS Loan Management Series 15A-19 (4)	Structured Note	7.08% (L + 6.86%)	8/26/2020	7/22/2032	1,500,000	1,403,069	1,470,209	0.6%
Magnetite Clo LTD (4)	Structured Note	2.38% (L + 2.15%)	4/2/2020	1/18/2028	1,000,000	838,426	982,870	0.4%
Magnetite CLO Ltd 2015-16A (4)	Structured Note	6.72% (L + 6.50%)	8/11/2020	1/18/2028	1,000,000	787,289	938,730	0.4%
Magnetite XIV-R, Limited (4)	Structured Note	8.15% (L + 7.93%)	1/24/2020	10/18/2031	1,500,000	1,449,387	1,400,970	0.5%
Newark BSL CLO 1 Ltd (4)	Structured Note	3.21% (L + 3.00%)	4/6/2020	12/21/2029	500,000	385,380	488,163	0.2%
Total Collateralized Securities and Structured Products - Debt					12,250,000	11,324,589	11,946,720	4.5%
Total Debt Investments					639,322,245	$626,130,322	$637,359,279	242.5%

	Number of Shares	Cost	Fair Value	Percentage of Net Assets
Short-Term Investments
Fidelity Investments Money Market Government Portfolio - Institutional Class, 0.01% (8)	55,470,138	55,470,138	55,470,138	21.1%
Total Short-Term Investments	55,470,138	$55,470,138	$55,470,138	21.1%

Total Investments		$681,600,460	$692,829,417	263.6%
Liabilities in Excess of Other Assets			(430,030,533)	(163.6)%
Net Assets			$262,798,884	100.0%

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(2)	Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(3)	As of March 31, 2021, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
(4)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2021, 14.4% of the Company’s total assets were in non-qualifying investments.
(5)	Investments or a portion of investments are unsettled as of March 31, 2021.
(6)	As of March 31, 2021, the tax cost of the Company’s investments approximates their amortized cost.
(7)	Security or portion thereof held within Palmer Square BDC Funding I, LLC (“PS BDC Funding”) and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Bank of America, N.A. (“BofA N.A.”) (see Note 6 to the consolidated financial statements).
(8)	7-day effective yield as of March 31, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of December 31, 2020

Portfolio Company(3)	Industry	Interest Rate	Acquisition Date	Maturity Date	Principal / Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
Debt Investments
First Lien Senior Secured(2)
Academy, Ltd. (4)(7)	Specialty Retail	5.75% (L + 5.00%)	10/28/2020	10/28/2027	$2,500,000	$2,475,456	$2,499,375	0.9%
Acrisure, LLC (7)	Insurance	3.65% (L + 3.50%)	1/31/2020	2/12/2027	4,962,500	4,952,070	4,882,902	1.8%
AI Convoy (Luxembourg) S.a.r.l. (7)	Aerospace and Defense	4.50% (L + 3.50%)	4/14/2020	1/29/2027	4,367,000	4,228,081	4,370,275	1.6%
Albany Molecular Research, Inc. (7)	Healthcare Providers and Services	4.25% (L + 3.25%)	2/20/2020	8/28/2024	4,949,493	4,925,181	4,976,320	1.9%
Alera Group Intermediate Holdings, Inc. (7)	Insurance	4.50% (L + 4.00%)	2/3/2020	8/1/2025	5,453,360	5,396,423	5,412,460	2.0%
AlixPartners, LLP (7)	Diversified Financial Services	2.65% (L + 2.50%)	4/13/2020	4/30/2024	2,475,542	2,415,423	2,453,695	0.9%
Alliant Holdings Intermediate LLC (7)	Insurance	3.40% (L + 3.25%)	1/27/2020	5/9/2025	3,703,695	3,430,767	3,651,214	1.3%
Alliant Holdings Intermediate LLC (7)	Insurance	4.25% (L + 3.75%)	10/8/2020	10/8/2027	996,731	989,410	999,228	0.3%
Alphabet Holding Company, Inc. (7)	Food Products	3.65% (L + 3.50%)	1/24/2020	9/26/2024	2,971,847	2,841,691	2,950,584	1.1%
Alterra Mountain Company (7)	Hotels, Restaurants and Leisure	5.50% (L + 4.50%)	5/13/2020	8/31/2026	2,007,369	1,990,823	2,024,933	0.7%
Alterra Mountain Company (7)	Hotels, Restaurants and Leisure	2.90% (L + 2.75%)	4/13/2020	6/28/2024	2,976,982	2,825,365	2,944,727	1.1%
Amentum Government Services Holdings LLC (7)	Construction and Engineering	3.65% (L + 3.50%)	3/19/2020	2/26/2027	4,477,500	4,213,933	4,477,500	1.7%
Amentum Government Services Holdings LLC (7)	Construction and Engineering	5.50% (L + 4.75%)	10/29/2020	1/29/2027	1,500,000	1,470,381	1,515,000	0.5%
American Rock Salt Company LLC (7)	Metals and Mining	4.50% (L + 3.50%)	2/28/2020	3/21/2025	4,766,715	4,744,813	4,776,844	1.8%
AmWINS Group, Inc. (7)	Insurance	3.75% (L + 2.75%)	3/2/2020	2/28/2024	4,458,648	4,410,908	4,469,014	1.7%
Amynta Agency Borrower, Inc. (7)	Insurance	4.65% (L + 4.50%)	2/13/2020	2/28/2025	4,996,250	4,795,887	4,846,363	1.8%
APLP Holdings Limited Partnership (4)(7)	Independent Power and Renewable Electricity Producers	3.50% (L + 2.50%)	3/25/2020	4/13/2023	1,336,736	1,251,155	1,336,736	0.4%
Applovin Corporation (7)	Software	3.65% (L + 3.50%)	3/2/2020	8/15/2025	4,957,013	4,889,288	4,952,056	1.9%
Arches Buyer Inc. (7)	Interactive Media and Services	4.50% (L + 4.00%)	11/24/2020	11/24/2027	5,000,000	4,950,488	5,016,250	1.9%
Aristocrat International PTY Ltd (4)(7)	Hotels, Restaurants and Leisure	4.75% (L + 3.75%)	5/14/2020	10/31/2024	2,487,500	2,443,638	2,502,276	1.0%
Aruba Investments, Inc. (7)	Chemicals	4.75% (L + 4.00%)	10/28/2020	10/28/2027	1,500,000	1,485,176	1,504,223	0.6%
Ascend Learning, LLC (7)	Diversified Consumer Services	4.00% (L + 3.00%)	4/16/2020	7/29/2024	3,919,615	3,756,423	3,908,836	1.5%
AssuredPartners, Inc. (7)	Insurance	5.50% (L + 4.50%)	5/29/2020	2/12/2027	992,500	973,932	996,227	0.4%
AssuredPartners, Inc. (7)	Insurance	3.65% (L + 3.50%)	2/11/2020	2/12/2027	4,950,000	4,938,511	4,885,403	1.9%
Asurion, LLC (7)	Diversified Consumer Services	3.40% (L + 3.25%)	12/23/2020	1/29/2027	1,987,249	1,958,010	1,969,860	0.8%
Athenahealth, Inc. (7)	Healthcare Providers and Services	4.65% (L + 4.50%)	2/20/2020	2/11/2026	3,962,198	3,927,936	3,967,150	1.6%
Avaya Inc. (4)(7)	Diversified Telecommunication Services	4.41% (L + 4.25%)	4/20/2020	12/15/2024	1,560,941	1,490,031	1,572,218	0.6%
Avaya Inc. (4)(7)	Diversified Telecommunication Services	4.39% (L + 4.25%)	4/20/2020	12/15/2027	1,939,059	1,764,355	1,943,093	0.8%
Azalea TopCo, Inc. (7)	Healthcare Providers and Services	3.71% (L + 3.50%)	2/26/2020	7/23/2026	3,962,387	3,917,453	3,923,595	1.5%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of December 31, 2020

Portfolio Company(3)	Industry	Interest Rate	Acquisition Date	Maturity Date	Principal / Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
Barracuda Networks, Inc. (7)	IT Services	4.50% (L + 3.75%)	3/2/2020	1/10/2025	$4,019,316	$4,015,168	$4,018,311	1.6%
Bass Pro Group, LLC (7)	Specialty Retail	5.75% (L + 5.00%)	7/28/2020	9/25/2024	6,071,202	6,066,031	6,100,495	2.4%
Bausch Health Companies Inc. (4)	Pharmaceuticals	3.15% (L + 3.00%)	3/18/2020	6/30/2025	3,905,458	3,738,642	3,896,319	1.5%
Belfor Holdings Inc. (7)	Commercial Services and Supplies	4.15% (L + 4.00%)	3/18/2020	3/31/2026	2,976,096	2,844,878	2,983,685	1.2%
Bioscrip, Inc. (4)(7)	Healthcare Providers and Services	4.40% (L + 4.25%)	3/5/2020	5/29/2026	5,089,512	4,901,157	5,088,469	2.0%
Blackstone CQP Holdco LP (7)	Energy Equipment and Services	3.74% (L + 3.50%)	2/28/2020	6/7/2024	1,979,900	1,942,728	1,977,425	0.8%
Boxer Parent Company, Inc. (7)	Software	4.40% (L + 4.25%)	4/7/2020	9/1/2025	3,394,243	3,006,431	3,387,064	1.3%
Brookfield Property REIT Inc. (7)	Real Estate Investment Trusts (REITs)	2.65% (L + 2.50%)	4/17/2020	5/4/2025	2,144,701	1,777,242	2,039,847	0.8%
Brookfield WEC Holdings Inc. (7)	Commercial Services and Supplies	3.75% (L + 3.00%)	2/25/2020	8/1/2025	4,455,798	4,390,350	4,451,031	1.8%
Buzz Merger Sub Ltd. (7)	Leisure Products	2.90% (L + 2.75%)	1/24/2020	1/22/2027	3,473,750	3,387,888	3,460,723	1.4%
Caesars Resort Collection, LLC (4)(7)	Hotels, Restaurants and Leisure	4.65% (L + 4.50%)	6/19/2020	7/31/2025	2,992,500	2,908,415	3,002,315	1.2%
Camelot U.S. Acquisition 1 Co. (4)(7)	Professional Services	3.15% (L + 3.00%)	4/14/2020	10/28/2026	3,969,925	3,901,437	3,957,936	1.6%
CCI Buyer, Inc. (5)(7)	Wireless Telecommunication Services	4.75% (L + 4.00%)	12/16/2020	12/31/2027	2,400,000	2,376,000	2,401,992	0.9%
CCS-CMGC Holdings, Inc. (7)	Healthcare Providers and Services	5.71% (L + 5.50%)	1/24/2020	10/1/2025	3,959,596	3,899,353	3,850,707	1.5%
Change Healthcare Holdings, Inc. (4)(7)	Healthcare Providers and Services	3.50% (L + 2.50%)	4/1/2020	3/1/2024	2,326,036	2,225,791	2,319,209	0.9%
CHG Healthcare Services, Inc (7)	Healthcare Providers and Services	4.00% (L + 3.00%)	3/19/2020	6/7/2023	2,967,965	2,650,461	2,956,375	1.2%
Cincinnati Bell Inc. (4)(7)	Media	4.25% (L + 3.25%)	3/19/2020	10/2/2024	3,965,775	3,814,313	3,971,347	1.6%
Citadel Securities LP (7)	Diversified Financial Services	2.90% (L + 2.75%)	3/20/2020	2/6/2026	4,054,286	3,758,583	4,062,719	1.6%
Consolidated Communications, Inc. (4)(7)	Diversified Telecommunication Services	5.75% (L + 4.75%)	9/18/2020	10/31/2027	1,995,000	1,965,667	2,007,808	0.8%
CP Atlas Buyer, Inc (7)	Building Products	5.25% (L + 4.50%)	11/20/2020	12/31/2027	3,750,000	3,712,996	3,762,656	1.5%
CP Atlas Buyer, Inc (7)	Building Products	5.25% (L + 4.50%)	11/20/2020	11/19/2027	1,250,000	1,237,610	1,254,219	0.5%
Creative Artists Agency, LLC (7)	Media	3.90% (L + 3.75%)	3/2/2020	11/20/2026	1,980,000	1,980,000	1,961,853	0.8%
Crestwood Holdings LLC	Oil, Gas and Consumable Fuels	7.66% (L + 7.50%)	6/5/2020	2/28/2023	488,751	346,400	381,226	0.2%
DCert Buyer, Inc. (5)(7)	Software	4.15% (L + 4.00%)	1/28/2020	8/7/2026	4,962,500	4,953,855	4,965,602	2.0%
Deerfield Dakota Holding, LLC (7)	Diversified Financial Services	4.75% (L + 3.75%)	3/6/2020	2/25/2027	4,975,000	4,901,828	5,003,780	2.0%
Delek US Holdings, Inc. (4)(7)	Oil, Gas and Consumable Fuels	6.50% (L + 5.50%)	5/18/2020	3/31/2025	2,382,000	2,231,776	2,368,613	0.9%
Delta Topco, Inc. (7)	IT Services	4.50% (L + 3.75%)	10/7/2020	10/29/2027	4,000,000	3,980,258	4,005,840	1.6%
The Dun & Bradstreet Corporation (4)(7)	Professional Services	3.90% (L + 3.75%)	1/24/2020	3/31/2026	4,962,500	4,896,041	4,974,212	2.0%
EAB Global, Inc. (7)	Professional Services	4.75% (L + 3.75%)	2/21/2020	9/27/2024	2,974,516	2,893,045	2,958,721	1.2%
ECI Software Solutions, Inc. (7)	Software	4.50% (L + 3.75%)	9/17/2020	9/30/2027	6,000,000	5,970,754	6,001,230	2.4%
EFS Cogen Holdings I LLC (7)	Independent Power and Renewable Electricity Producers	4.50% (L + 3.50%)	9/24/2020	10/29/2027	2,963,385	2,948,910	2,954,954	1.2%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of December 31, 2020

Portfolio Company(3)	Industry	Interest Rate	Acquisition Date	Maturity Date	Principal / Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
Elanco Animal Health Incorporated (4)(7)	Healthcare Providers and Services	1.90% (L + 1.75%)	3/20/2020	2/26/2027	$45,572	$40,158	$45,235	0.0%
Endo Luxembourg Finance Company I S.a.r.l. (4)(7)	Pharmaceuticals	5.00% (L + 4.25%)	4/13/2020	4/29/2024	2,480,720	2,325,276	2,449,711	1.0%
Ensemble RCM, LLC (7)	Healthcare Providers and Services	3.96% (L + 3.75%)	4/14/2020	7/24/2026	3,807,085	3,704,542	3,807,561	1.5%
Epicor Software Corporation (7)	Software	5.25% (L + 4.25%)	7/23/2020	6/1/2022	3,990,000	3,926,731	4,020,962	1.6%
Everi Payments Inc. (4)	Professional Services	11.50% (L + 10.50%)	4/14/2020	5/9/2024	348,250	342,071	362,180	0.1%
Everi Payments Inc. (4)(7)	Professional Services	3.75% (L + 2.75%)	4/9/2020	5/1/2024	1,000,000	879,949	991,530	0.4%
Evertec Group LLC (4)(7)	Professional Services	3.65% (L + 3.50%)	4/14/2020	12/31/2024	2,430,502	2,341,762	2,430,502	1.0%
Flexera Software LLC (5)(7)	Software	4.50% (L + 3.75%)	12/16/2020	1/16/2028	2,500,000	2,496,250	2,503,125	1.0%
Flexera Software LLC (5)(7)	Software	4.25% (L + 3.25%)	2/28/2020	2/26/2025	1,519,710	1,480,336	1,521,336	0.6%
Garda World Security Corporation (7)	Diversified Consumer Services	4.99% (L + 4.75%)	3/13/2020	10/23/2026	5,000,000	4,848,904	5,013,750	2.0%
GFL Environmental Inc. (4)(7)	Commercial Services and Supplies	3.50% (L + 3.00%)	2/20/2020	5/9/2025	2,622,258	2,528,578	2,628,617	1.0%
Global Medical Response, Inc. (7)	Healthcare Providers and Services	5.75% (L + 4.75%)	9/24/2020	9/24/2025	4,500,000	4,413,785	4,480,313	1.8%
Guggenheim Partners Investment Management Holdings, LLC (7)	Diversified Financial Services	3.50% (L + 2.75%)	2/28/2020	7/21/2023	1,482,852	1,475,112	1,485,017	0.6%
Guidehouse LLP (7)	Professional Services	4.65% (L + 4.50%)	4/14/2020	3/14/2025	4,024,967	3,953,955	4,031,669	1.6%
HAH Group Holding Company LLC (7)	Healthcare Providers and Services	6.00% (L + 5.00%)	10/22/2020	10/20/2027	3,551,724	3,492,899	3,534,224	1.4%
Hamilton Projects Acquiror LLC (7)	Electric Utilities	5.75% (L + 4.75%)	6/11/2020	6/11/2027	5,457,587	5,389,828	5,482,611	2.2%
Harbor Freight Tools USA, Inc. (7)	Specialty Retail	4.00% (L + 3.25%)	10/14/2020	11/30/2027	3,500,000	3,465,751	3,506,370	1.4%
Helix Gen Funding, LLC (7)	Independent Power and Renewable Electricity Producers	4.75% (L + 3.75%)	1/31/2020	3/8/2024	4,419,559	4,366,931	4,280,254	1.7%
Help/Systems Holdings, Inc. (7)	Software	5.75% (L + 4.75%)	9/16/2020	11/13/2026	4,974,937	4,926,250	4,966,654	2.0%
Hostess Brands, LLC (4)(7)	Food Products	3.00% (L + 2.25%)	3/18/2020	8/1/2025	1,438,207	1,326,162	1,432,929	0.6%
HUB International Limited (7)	Insurance	5.00% (L + 4.00%)	4/22/2020	4/25/2025	3,979,925	3,918,865	3,997,536	1.6%
Hyland Software, Inc. (7)	Software	4.25% (L + 3.50%)	9/25/2020	7/1/2024	2,992,347	2,981,598	3,003,568	1.2%
Hyperion Refinance S.a.r.l. (7)	Insurance	4.50% (L + 3.50%)	3/2/2020	12/13/2024	3,962,981	3,911,850	3,958,582	1.6%
ICH US Intermediate Holdings II, Inc. (7)	Healthcare Providers and Services	6.75% (L + 5.75%)	2/28/2020	12/24/2026	6,748,077	6,617,263	6,754,420	2.7%
Idera, Inc. (7)	Software	5.00% (L + 4.00%)	2/14/2020	6/28/2024	4,456,406	4,417,886	4,456,428	1.8%
Informatica LLC (7)	Software	3.40% (L + 3.25%)	2/14/2020	2/15/2027	1,975,025	1,942,614	1,962,533	0.8%
Inmar, Inc. (7)	Professional Services	5.00% (L + 4.00%)	1/24/2020	5/1/2024	2,969,231	2,938,868	2,927,083	1.2%
IRB Holding Corporation (5)(7)	Hotels, Restaurants and Leisure	4.25% (L + 3.25%)	11/19/2020	11/19/2027	1,850,000	1,831,500	1,855,495	0.7%
Iridium Satellite LLC (4)(7)	Diversified Telecommunication Services	4.75% (L + 3.75%)	3/6/2020	10/18/2026	4,716,862	4,690,701	4,747,003	1.9%
Ivanti Software, Inc. (7)	IT Services	5.75% (L + 4.75%)	11/20/2020	11/22/2027	5,000,000	4,925,621	4,996,875	2.0%
Jane Street Group, LLC (7)	Diversified Financial Services	3.23% (L + 3.00%)	1/31/2020	1/31/2025	1,470,069	1,447,558	1,470,437	0.6%
Kestrel Acquisition LLC (7)	Independent Power and Renewable Electricity Producers	5.25% (L + 4.25%)	2/25/2020	5/2/2025	1,979,695	1,790,719	1,733,471	0.7%
Klockner-Pentaplast of America, Inc. (4)(7)	Containers and Packaging	5.25% (L + 4.25%)	9/10/2020	6/29/2022	3,730,720	3,689,267	3,728,388	1.5%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of December 31, 2020

Portfolio Company(3)	Industry	Interest Rate	Acquisition Date	Maturity Date	Principal / Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
Landry’s Finance Acquisition Co	Hotels, Restaurants and Leisure	13.00% (L + 12.00%)	6/12/2020	10/4/2023	$18,875	$18,252	$21,518	0.0%
LBM Acquisition LLC (5)(7)	Construction Materials	4.50% (L + 3.75%)	12/9/2020	12/31/2027	1,227,273	1,212,273	1,229,148	0.5%
LCPR Loan Financing LLC (7)	Diversified Telecommunication Services	5.16% (L + 5.00%)	3/13/2020	10/22/2026	4,000,000	3,941,122	4,022,500	1.6%
Lightstone Holdco LLC	Independent Power and Renewable Electricity Producers	4.75% (L + 3.75%)	4/7/2020	1/30/2024	1,609,237	1,288,637	1,499,833	0.6%
Lightstone Holdco LLC	Independent Power and Renewable Electricity Producers	4.75% (L + 3.75%)	4/7/2020	1/30/2024	90,763	72,681	84,593	0.0%
Limetree Bay Terminals, LLC (5)(7)	Oil, Gas and Consumable Fuels	5.00% (L + 4.00%)	4/22/2020	2/15/2024	2,284,783	2,023,325	2,150,552	0.8%
Lions Gate Capital Holdings LLC (4)(7)	Media	2.40% (L + 2.25%)	4/1/2020	3/19/2025	1,980,572	1,869,480	1,959,529	0.8%
LogMeIn, Inc. (7)	IT Services	4.90% (L + 4.75%)	8/14/2020	8/31/2027	3,500,000	3,415,896	3,495,643	1.4%
Mauser Packaging Solutions Holding Company (7)	Containers and Packaging	3.48% (L + 3.25%)	4/13/2020	4/3/2024	1,488,432	1,366,428	1,441,918	0.6%
McAfee, LLC (4)(7)	IT Services	3.90% (L + 3.75%)	2/26/2020	9/30/2024	3,570,079	3,556,203	3,575,220	1.4%
Meredith Corporation (4)(7)	Media	5.25% (L + 4.25%)	6/25/2020	1/31/2025	3,482,500	3,355,696	3,512,101	1.4%
Michaels Stores, Inc. (4)(7)	Specialty Retail	4.25% (L + 3.50%)	9/2/2020	10/1/2027	1,995,000	1,953,730	1,986,900	0.8%
Milano Acquisition Corporation (7)	Health Care Technology	4.75% (L + 4.00%)	8/17/2020	8/31/2027	3,500,000	3,466,538	3,508,015	1.4%
Minotaur Acquisition, Inc. (7)	Diversified Financial Services	5.15% (L + 5.00%)	1/24/2020	3/27/2026	5,125,443	5,123,960	5,042,155	2.0%
Mitchell International, Inc. (7)	Software	4.75% (L + 4.25%)	7/6/2020	11/29/2024	3,241,875	3,128,166	3,250,790	1.3%
MPH Acquisition Holdings LLC (7)	Healthcare Providers and Services	3.75% (L + 2.75%)	4/13/2020	5/25/2023	2,591,513	2,463,356	2,584,438	1.0%
National Mentor Holdings, Inc. (7)	Healthcare Providers and Services	4.40% (L + 4.25%)	2/7/2020	2/5/2026	3,794,103	3,761,808	3,795,697	1.5%
National Mentor Holdings, Inc. (7)	Healthcare Providers and Services	4.40% (L + 4.25%)	2/7/2020	2/5/2026	169,724	168,243	169,795	0.1%
Navicure, Inc. (7)	Health Care Technology	4.75% (L + 4.00%)	9/15/2020	10/22/2026	2,705,719	2,699,303	2,709,101	1.1%
New Arclin US Holding Corp. (7)	Chemicals	4.50% (L + 3.50%)	8/25/2020	2/14/2024	1,989,525	1,966,566	1,990,778	0.8%
Newport Group Holdings II, Inc. (7)	Diversified Financial Services	3.72% (L + 3.50%)	8/25/2020	9/12/2025	2,984,733	2,900,441	2,966,078	1.2%
Nexus Buyer LLC (7)	Professional Services	3.90% (L + 3.75%)	3/10/2020	10/30/2026	4,048,687	3,955,471	4,027,613	1.6%
Nielsen Finance LLC (4)(7)	Media	4.75% (L + 3.75%)	5/7/2020	6/6/2025	1,492,500	1,477,234	1,506,179	0.6%
NorthStar Group Services, Inc. (7)	Commercial Services and Supplies	6.50% (L + 5.50%)	11/9/2020	11/9/2026	3,000,000	2,941,128	2,977,500	1.2%
Numericable U.S. LLC (7)	Media	4.24% (L + 4.00%)	3/31/2020	8/14/2026	3,972,139	3,814,159	3,965,108	1.6%
OneDigital Borrower LLC (7)	Insurance	5.25% (L + 4.50%)	10/30/2020	10/29/2027	5,460,938	5,336,244	5,483,438	2.2%
Oregon Clean Energy, LLC (7)	Independent Power and Renewable Electricity Producers	4.75% (L + 3.75%)	2/25/2020	3/2/2026	5,078,751	4,943,404	5,066,055	2.0%
Pathway Vet Alliance LLC (7)	Healthcare Providers and Services	4.15%	6/23/2020	3/31/2027	262,760	257,672	263,055	0.1%
Pathway Vet Alliance LLC (7)	Healthcare Providers and Services	4.15% (L + 4.00%)	6/23/2020	3/31/2027	3,216,904	3,154,690	3,220,523	1.3%
PCI Gaming Authority (7)	Hotels, Restaurants and Leisure	2.65% (L + 2.50%)	4/21/2020	5/15/2026	2,756,538	2,615,321	2,732,736	1.1%
Petco Animal Supplies, Inc.	Specialty Retail	4.25% (L + 3.25%)	6/17/2020	1/26/2023	1,492,167	1,236,450	1,432,898	0.6%
PetVet Care Centers, LLC (7)	Healthcare Providers and Services	5.25% (L + 4.25%)	8/14/2020	2/15/2025	3,482,368	3,474,303	3,504,133	1.4%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of December 31, 2020

Portfolio Company(3)	Industry	Interest Rate	Acquisition Date	Maturity Date	Principal / Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
Phoenix Guarantor Inc. (7)	Healthcare Providers and Services	4.25% (L + 3.75%)	10/2/2020	3/31/2026	$5,000,000	$4,951,532	$5,004,150	2.0%
Pike Corporation (7)	Construction and Engineering	4.12% (L + 3.97%)	8/19/2020	7/24/2026	1,875,952	1,867,058	1,877,622	0.7%
Playtika Holding Corp. (7)	Hotels, Restaurants and Leisure	7.00% (L + 6.00%)	2/28/2020	12/31/2024	8,659,461	8,717,061	8,728,865	3.4%
PODS, LLC (7)	Building Products	3.75% (L + 2.75%)	2/26/2020	12/6/2024	1,956,928	1,952,700	1,964,873	0.8%
Pre-Paid Legal Services, Inc. (7)	Diversified Consumer Services	4.75% (L + 4.00%)	9/11/2020	5/1/2025	1,496,250	1,474,767	1,503,731	0.6%
Pre-Paid Legal Services, Inc. (7)	Diversified Consumer Services	3.40% (L + 3.25%)	2/26/2020	5/1/2025	1,638,513	1,592,272	1,622,807	0.6%
Presidio Holdings, Inc. (7)	Professional Services	3.72% (L + 3.50%)	2/28/2020	1/31/2027	2,388,000	2,352,280	2,389,122	0.9%
Pretium PKG Holdings, Inc. (7)	Containers and Packaging	4.75% (L + 4.00%)	10/29/2020	11/30/2027	2,500,000	2,463,389	2,503,125	1.0%
Prime Security Services Borrower, LLC (4)(7)	Diversified Consumer Services	4.25% (L + 3.25%)	4/20/2020	9/14/2026	1,796,054	1,754,890	1,809,803	0.7%
Project Alpha Intermediate Holding, Inc. (7)	Software	4.50% (L + 3.50%)	1/30/2020	4/19/2024	3,961,519	3,928,048	3,935,095	1.6%
ProQuest LLC (7)	Internet and Direct Marketing Retail	3.65% (L + 3.50%)	4/17/2020	10/16/2026	3,310,911	3,256,718	3,310,911	1.3%
Quest Software US Holdings Inc (7)	Software	4.46% (L + 4.25%)	2/5/2020	5/16/2025	2,977,215	2,977,215	2,935,534	1.2%
Rackspace Hosting, Inc. (7)	Technology Hardware, Storage and Peripherals	4.00% (L + 3.00%)	4/17/2020	11/3/2023	2,976,864	2,867,228	2,977,236	1.2%
Radiate Holdco, LLC (7)	Media	4.25% (L + 3.50%)	2/25/2020	9/11/2026	5,121,868	5,069,220	5,137,054	2.0%
Radiology Partners, Inc. (7)	Healthcare Providers and Services	4.40% (L + 4.25%)	2/26/2020	7/9/2025	3,500,000	3,488,400	3,450,423	1.4%
Redstone Buyer, LLC (7)	Software	6.00% (L + 5.00%)	7/1/2020	9/1/2027	4,999,000	4,969,348	5,027,119	2.0%
RegionalCare Hospital Partners Holdings, Inc. (7)	Healthcare Providers and Services	3.90% (L + 3.75%)	2/11/2020	11/14/2025	3,028,873	3,015,138	3,026,799	1.2%
Renaissance Holding Corp (7)	Diversified Consumer Services	3.40% (L + 3.25%)	3/4/2020	7/31/2025	1,979,695	1,944,213	1,950,614	0.8%
Ryan Specialty Group LLC (7)	Insurance	4.00% (L + 3.25%)	7/23/2020	9/1/2027	1,995,000	1,980,621	1,995,000	0.8%
Sabert Corporation (7)	Containers and Packaging	5.50% (L + 4.50%)	2/26/2020	11/26/2026	4,830,392	4,819,800	4,832,397	1.9%
Samsonite International S.A. (4)(7)	Textiles, Apparel and Luxury Goods	5.50% (L + 4.50%)	4/30/2020	4/25/2025	1,791,000	1,743,626	1,787,651	0.7%
Scientific Games International, Inc. (4)(7)	Leisure Products	2.90% (L + 2.75%)	4/9/2020	8/14/2024	1,984,694	1,758,771	1,943,760	0.8%
SCIH Salt Holdings Inc. (7)	Metals and Mining	5.50% (L + 4.50%)	4/13/2020	3/3/2027	3,980,000	3,915,034	3,992,438	1.6%
Shearer’s Foods, LLC (7)	Food Products	4.75% (L + 4.00%)	9/15/2020	9/14/2027	1,708,219	1,695,921	1,711,558	0.7%
SmartBear Software Inc. (5)(7)	Software	4.46% (L + 4.25%)	11/20/2020	11/19/2027	3,000,000	2,970,000	2,990,625	1.2%
Sophia, L.P. (7)	Software	4.50% (L + 3.75%)	9/23/2020	10/31/2027	5,000,000	4,963,358	5,024,100	2.0%
Sotera Health Holdings LLC (4)(7)	Healthcare Equipment and Supplies	5.50% (L + 4.50%)	3/2/2020	11/20/2026	4,163,466	4,148,686	4,185,157	1.7%
Springer Nature Deutschland GmbH (5)(7)	Media	4.50% (L + 3.50%)	11/17/2020	8/14/2024	2,279,964	2,274,264	2,283,293	0.9%
Surf Holdings, LLC (7)	Software	3.73% (L + 3.50%)	4/16/2020	1/15/2027	1,990,000	1,885,497	1,975,573	0.8%
Syncsort Incorporated (7)	Software	7.00% (L + 6.00%)	4/13/2020	8/16/2024	4,262,440	4,109,093	4,269,110	1.7%
Talen Energy Supply, LLC (7)	Independent Power and Renewable Electricity Producers	3.90% (L + 3.75%)	4/9/2020	6/26/2026	3,866,834	3,638,489	3,812,041	1.5%
TecoStar Holdings, Inc. (7)	Healthcare Equipment and Supplies	4.50% (L + 3.50%)	2/25/2020	5/1/2024	2,969,109	2,956,997	2,924,573	1.2%
The Edelman Financial Center, LLC (7)	Diversified Financial Services	3.15% (L + 3.00%)	4/13/2020	6/26/2025	1,984,810	1,880,143	1,958,759	0.8%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of December 31, 2020

Portfolio Company(3)	Industry	Interest Rate	Acquisition Date	Maturity Date	Principal / Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
TIBCO Software Inc (7)	Software	3.90% (L + 3.75%)	2/13/2020	6/30/2026	$2,985,000	$2,977,336	$2,937,419	1.2%
Tosca Services, LLC (7)	Containers and Packaging	5.25% (L + 4.25%)	7/28/2020	8/31/2027	3,000,000	2,985,819	3,021,255	1.2%
Traverse Midstream Partners LLC (7)	Oil, Gas and Consumable Fuels	6.50% (L + 5.50%)	8/20/2020	9/27/2024	5,342,482	4,954,097	5,259,833	2.1%
Tronox Finance LLC (4)(7)	Chemicals	3.15% (L + 3.00%)	4/17/2020	9/14/2024	1,779,361	1,748,333	1,773,364	0.7%
UGI Energy Services, LLC (7)	Oil, Gas and Consumable Fuels	3.90% (L + 3.75%)	4/27/2020	8/7/2026	992,443	918,793	996,165	0.4%
Ultimate Software Group, The (7)	Software	4.75% (L + 4.00%)	6/18/2020	5/31/2026	997,500	983,667	1,004,243	0.4%
Ultimate Software Group, The (7)	Software	3.90% (L + 3.75%)	2/28/2020	4/8/2026	4,456,131	4,433,707	4,460,075	1.8%
Univision Communications Inc. (7)	Media	4.75% (L + 3.75%)	6/15/2020	3/13/2026	4,197,268	4,059,519	4,214,455	1.7%
UOS, LLC (7)	Commercial Services and Supplies	4.40% (L + 4.25%)	2/19/2020	4/18/2025	4,593,053	4,584,727	4,605,018	1.8%
US Radiology Specialists, Inc., (7)	Healthcare Providers and Services	6.25% (L + 5.50%)	12/11/2020	12/10/2027	4,000,000	3,920,333	3,983,740	1.6%
U.S. Renal Care, Inc. (7)	Healthcare Providers and Services	5.15% (L + 5.00%)	4/8/2020	6/26/2026	3,969,849	3,776,648	3,957,126	1.6%
U.S.I., Inc. (7)	Insurance	4.25% (L + 4.00%)	4/23/2020	12/2/2026	4,972,381	4,903,442	4,973,425	2.0%
USIC Holdings, Inc. (7)	Construction and Engineering	4.00% (L + 3.00%)	2/26/2020	12/8/2023	1,980,066	1,972,057	1,989,144	0.8%
Venator Materials LLC (4)(7)	Chemicals	3.15% (L + 3.00%)	4/17/2020	6/28/2024	1,984,615	1,814,166	1,957,327	0.8%
VeriFone Systems, Inc. (7)	Commercial Services and Supplies	4.22% (L + 4.00%)	3/4/2020	8/20/2025	496,203	474,275	481,316	0.2%
Verscend Holding Corp. (7)	Health Care Technology	4.65% (L + 4.50%)	3/6/2020	8/27/2025	4,162,491	4,133,385	4,168,735	1.6%
VFH Parent LLC (4)(7)	Capital Markets	3.15% (L + 3.00%)	3/20/2020	6/1/2026	2,532,966	2,363,333	2,533,751	1.0%
VM Consolidated Inc. (4)(7)	Transportation Infrastructure	3.40% (L + 3.25%)	2/28/2020	2/28/2025	967,824	961,310	960,972	0.4%
WebMD Health Corp. (7)	Interactive Media and Services	4.75% (L + 3.75%)	6/11/2020	9/13/2024	4,979,987	4,917,305	4,979,987	2.0%
White Cap Buyer LLC (7)	Construction Materials	4.50% (L + 4.00%)	10/8/2020	10/8/2027	3,000,000	2,970,582	3,003,120	1.2%
Xplornet Communications Inc (7)	Wireless Telecommunication Services	4.90% (L + 4.75%)	5/29/2020	5/31/2027	3,482,500	3,319,234	3,501,218	1.4%
Zelis Cost Management Buyer, Inc. (7)	Health Care Technology	4.90% (L + 4.75%)	3/2/2020	10/30/2026	4,841,125	4,831,550	4,860,296	1.9%
Total First Lien Senior Secured					568,173,986	$554,650,131	$566,459,850	223.8%

Second Lien Senior Secured(2)
Alphabet Holding Company, Inc. (7)	Food Products	7.90% (L + 7.75%)	5/14/2020	9/26/2025	2,050,000	1,920,126	2,046,925	0.8%
Aptean Inc	Software	8.65% (L + 8.50%)	7/23/2020	4/23/2027	1,400,000	1,334,785	1,375,500	0.5%
Aruba Investments, Inc. (7)	Chemicals	8.50% (L + 7.75%)	10/29/2020	10/27/2028	2,350,000	2,315,519	2,369,094	0.9%
Asurion, LLC (7)	Diversified Consumer Services	6.65% (L + 6.50%)	3/31/2020	7/14/2025	2,939,394	2,895,326	2,968,053	1.2%
Epicor Software Corporation (7)	Software	8.75% (L + 7.75%)	7/23/2020	7/31/2028	1,000,000	985,486	1,046,565	0.4%
Informatica LLC (7)	Software	7.13%	2/14/2020	2/14/2025	1,000,000	995,486	1,020,750	0.4%
Mitchell International, Inc.	Software	7.40% (L + 7.25%)	7/1/2020	11/20/2025	447,667	415,895	434,516	0.2%
New Arclin US Holding Corp.	Chemicals	9.75% (L + 8.75%)	9/14/2020	2/14/2025	1,928,999	1,835,183	1,856,662	0.7%
PowerTeam Services, LLC (5)	Construction and Engineering	8.25% (L + 7.25%)	5/12/2020	3/6/2026	4,810,000	4,351,841	4,457,259	1.8%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of December 31, 2020

Portfolio Company(3)	Industry	Interest Rate	Acquisition Date	Maturity Date	Principal / Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
Quest Software US Holdings Inc	Software	8.46% (L + 8.25%)	2/11/2020	5/18/2026	$1,597,000	$1,578,688	$1,523,538	0.6%
SK Invictus Intermediate II S.a.r.l. (7)	Software	6.90% (L + 6.75%)	8/27/2020	2/13/2026	911,765	779,512	877,118	0.3%
Total Second Lien Senior Secured					20,434,825	19,407,847	19,975,980	7.8%

Collateralized Securities and Structured Products - Debt(2)
Barings CLO Ltd (4)	Structured Note	6.97% (L + 6.75%)	1/24/2020	1/20/2028	2,000,000	1,909,424	1,722,977	0.6%
Babson CLO Ltd 2019-3A (4)	Structured Note	7.92% (L + 6.78%)	8/11/2020	4/20/2031	1,500,000	1,373,460	1,491,304	0.6%
Beechwood Park CLO, Ltd (4)	Structured Note	7.72% (L + 7.50%)	7/27/2020	1/17/2033	1,750,000	1,699,298	1,767,605	0.7%
Eaton Vance CLO 2019-1, Ltd. (4)	Structured Note	6.99% (L + 6.75%)	9/1/2020	4/15/2031	1,500,000	1,470,929	1,502,993	0.6%
HPS Loan Management Series 15A-19 (4)	Structured Note	7.07% (L + 6.86%)	8/26/2020	7/22/2032	1,500,000	1,400,957	1,433,815	0.6%
Magnetite XIV-R, Limited (4)	Structured Note	8.15% (L + 7.93%)	1/24/2020	10/18/2031	1,500,000	1,448,204	1,333,180	0.5%
Magnetite Clo LTD (4)	Structured Note	2.37% (L + 2.15%)	4/2/2020	1/18/2028	1,000,000	832,569	972,288	0.4%
Magnetite CLO Ltd 2015-16A (4)	Structured Note	6.72% (L + 6.50%)	8/11/2020	1/18/2028	1,000,000	779,579	890,000	0.4%
Newark BSL CLO 1 Ltd (4)	Structured Note	3.22% (L + 3.00%)	4/6/2020	12/21/2029	500,000	382,142	498,394	0.2%
Riserva CLO, LTD. (4)	Structured Note	5.85% (L + 3.45%)	4/2/2020	10/18/2028	1,000,000	829,883	997,964	0.4%
TCI-Flatiron CLO Ltd (4)	Structured Note	3.91% (L + 3.70%)	4/2/2020	1/29/2032	1,000,000	811,343	1,004,981	0.4%
Total Collateralized Securities and Structured Products - Debt					14,250,000	12,937,788	13,615,501	5.4%
Total Debt Investments					602,858,811	$586,995,766	$600,051,331	237.0%

	Number of Shares	Cost	Fair Value	Percentage of Net Assets
Short-Term Investments
Fidelity Investments Money Market Government Portfolio - Institutional Class, 0.01% (8)	53,104,869	53,104,869	53,104,869	21.0%
Total Short-Term Investments	53,104,869	$53,104,869	$53,104,869	21.0%

Total Investments		$640,100,635	$653,156,200	258.0%
Liabilities in Excess of Other Assets			(400,011,229)	(158.0)%
Net Assets			$253,144,971	100.0%

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(2)	Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(3)	As of December 31, 2020, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
(4)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2020, 15.5% of the Company’s total assets were in non-qualifying investments.
(5)	Investments or a portion of investments are unsettled as of December 31, 2020.
(6)	As of December 31, 2020, the tax cost of the Company’s investments approximates their amortized cost.
(7)	Security or portion thereof held within Palmer Square BDC Funding I, LLC (“PS BDC Funding”) and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Bank of America, N.A. (“BofA N.A.”) (see Note 6 to the consolidated financial statements).
(8)	7-day effective yield as of December 31, 2020.

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Organization

Organization

Palmer Square Capital BDC Inc. (the “Company”) is a financial services company that primarily lends to and invests in corporate debt securities of privately held companies, including small to large private U.S. companies. The Company was organized as a Maryland corporation on August 26, 2019 and is structured as an externally managed, non-diversified closed-end management investment company. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and, beginning with its taxable year ending December 31, 2020, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1985, as amended (the “Code”). The Company commenced operations on January 23, 2020. Palmer Square BDC Funding I, LLC (“PS BDC Funding”) was formed on January 21, 2020 and entered into a senior, secured revolving credit facility with BofA N.A. Palmer Square BDC Funding II LLC (“PS BDC Funding II”) was formed on September 8, 2020 and entered into a senior, secured credit facility with Wells Fargo, National Association.

The Company’s investment objective is to maximize total return, comprised of current income and capital appreciation. The Company’s current investment focus is guided by two strategies that facilitate its investment opportunities and core competencies: (1) investing in corporate debt securities and, to a lesser extent, (2) investing in collateralized loan obligation (“CLO”) structured credit that typically owns corporate debt securities, including the equity and junior debt tranches of CLOs. To a limited extent, the Company may enter into derivatives transactions, which may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of the Company’s portfolio positions from changes in currency exchange rates and market interest rates or to earn income and enhance the Company’s total returns. The Company may receive or purchase warrants or rights to acquire equity or other securities in connection with making a debt investment in a company. During the period January 23, 2020 (Commencement of Operations) through March 31, 2020 and the three months ended March 31, 2021, the Company did not invest in any derivative contracts.

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

Debt Issuance Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs. These expenses are deferred and amortized over the life of the related debt instrument. Debt issuance costs are presented on the consolidated statement of assets and liabilities as a direct deduction from the debt liability. In circumstances in which there is not an associated debt liability amount recorded in the consolidated financial statements when the debt issuance costs are incurred, such debt issuance costs will be reported on the consolidated statement of assets and liabilities as an asset until the debt liability is recorded. As of March 31, 2021, the balance of deferred financing costs was $1.94 million, included in Credit Facility (as defined below), net of $413.5 million on the consolidated statement of assets and liabilities. As of December 31, 2020, the balance of deferred financing costs was $2.1 million, included in Credit Facility (as defined below), net of $393.2 million on the consolidated statement of assets and liabilities.

Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code, for the taxable year ending December 31, 2020. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends.

Palmer Square Capital BDC Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

Palmer Square Capital BDC Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

In addition, the Administrator has, pursuant to a sub-administration agreement, engaged U.S. Bank Global Fund Services d.b.a U.S. Bancorp Fund Services, LLC to act on behalf of the Company’s Administrator in the performance of certain other administrative services. The Company pays fees to U.S. Bancorp Fund Services, LLC pursuant to the sub-administration agreement. The Company has also engaged U.S. Bank, National Association or its affiliates (“US Bank”) directly to serve as custodian, transfer agent, distribution paying agent and registrar.

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

Palmer Square Capital BDC Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

Palmer Square Capital BDC Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt	$592,119,671	$601,728,429	$554,650,131	$566,459,850
Second-lien senior secured debt	22,686,062	23,684,130	19,407,847	19,975,980
Collateralized securities and structured products - debt	11,324,589	11,946,720	12,937,788	13,615,501
Short-term investments	55,470,138	55,470,138	53,104,869	53,104,869
Total Investments	$681,600,460	$692,829,417	$640,100,635	$653,156,200

As of March 31, 2021, approximately 16.2% of the investment portfolio at amortized cost and 16.4% of the investment portfolio measured at fair value, respectively, were invested in portfolio companies with foreign domiciles or non-controlled investment companies. As of December 31, 2020, approximately 17% of the investment portfolio at amortized cost and 17.2% of the investment portfolio measured at fair value, respectively, were invested in portfolio companies with foreign domiciles or non-controlled investment companies. With respect to the Company’s total assets, 14.4% and 15.5% of the Company’s total assets were in non-qualifying assets as defined by Section 55(a) of the 1940 Act as of March 31, 2021 and December 31, 2020, respectively.

Palmer Square Capital BDC Inc.

Notes to Consolidated Financial Statements (Unaudited)

The industry composition of investments based on fair value, as a percentage of total investments at fair value, as of March 31, 2021 and December 31, 2020 was as follows:

	March 31, 2021	December 31, 2020
Software	14.5%	13.3%
Healthcare Providers and Services	12.2%	12.0%
Cash and cash equivalents	8.0%	8.1%
Insurance	6.7%	7.7%
Media	4.5%	4.4%
Professional Services	4.3%	4.4%
IT Services	3.8%	3.1%
Diversified Consumer Services	3.5%	3.2%
Diversified Financial Services	3.4%	3.7%
Independent Power and Renewable Electricity Producers	2.9%	3.2%
Commercial Services and Supplies	2.9%	2.8%
Hotels, Restaurants and Leisure	2.8%	3.6%
Health Care Technology	2.4%	2.3%
Specialty Retail	2.2%	2.4%
Chemicals	2.1%	1.8%
Containers and Packaging	2.0%	2.4%
Construction and Engineering	2.0%	2.2%
Interactive Media and Services	2.0%	1.5%
Structured Note	1.7%	2.1%
Food Products	1.6%	1.2%
Metals and Mining	1.5%	1.3%
Building Products	1.5%	1.1%
Diversified Telecommunication Services	1.4%	2.2%
Oil, Gas and Consumable Fuels	1.2%	1.7%
Aerospace and Defense	1.2%	0.7%
Pharmaceuticals	0.9%	1.0%
Electric Utilities	0.8%	0.8%
Leisure Products	0.7%	0.8%
Healthcare Equipment and Supplies	0.6%	1.1%
Wireless Telecommunication Services	0.6%	0.9%
Construction Materials	0.6%	0.6%
Electronic Equipment, Instruments and Components	0.6%	0.0%
Internet and Direct Marketing Retail	0.5%	0.5%
Airlines	0.5%	0.0%
Auto Components	0.5%	0.0%
Consumer Finance	0.5%	0.0%
Real Estate Investment Trusts (REITs)	0.3%	0.3%
Textiles, Apparel and Luxury Goods	0.3%	0.3%
Personal Products	0.2%	0.0%
Capital Markets	0.1%	0.4%
Technology Hardware, Storage and Peripherals	0.0%	0.5%
Energy Equipment and Services	0.0%	0.3%
Transportation Infrastructure	0.0%	0.1%

Total	100.0%	100.0%

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

Investments in private investment companies measured based upon net asset value as a practical expedient to determine fair value are not required to be categorized in the fair value hierarchy. As of each of March 31, 2021 and December 31, 2020, there were no investments accounted for using the practical expedient.

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

Palmer Square Capital BDC Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the fair value hierarchy of investments as of March 31, 2021:

	Fair Value Hierarchy as of March 31, 2021
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$-	$601,728,429	$-	$601,728,429
Second-lien senior secured debt	-	23,684,130	-	23,684,130
Collateralized securities and structured products - debt	-	11,946,720	-	11,946,720
Short Term Investments	55,470,138	-	-	55,470,138
Total Investments	$55,470,138	$637,359,279	$-	$692,829,417

The following table presents the fair value hierarchy of investments as of December 31, 2020:

	Fair Value Hierarchy as of December 31, 2020
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$-	$566,459,850	$-	$566,459,850
Second-lien senior secured debt	-	19,975,980	-	19,975,980
Collateralized securities and structured products - debt	-	13,615,501	-	13,615,501
Short Term Investments	53,104,869	-	-	53,104,869
Total Investments	$53,104,869	$600,051,331	$-	$653,156,200

For the three months ended March 31, 2021 and December 31, 2020, the Company did not recognize any transfers to or from Level 3.

Debt Not Carried at Fair Value

The fair value of the Credit Facility, which would be categorized as Level 3 within the fair value hierarchy as of March 31, 2021, approximates its carrying value because the Credit Facility has variable interest based on selected short term rates.

Palmer Square Capital BDC Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, BDCs are permitted to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 150% after such borrowing. As of March 31, 2021, the Company’s asset coverage ratio was 164%.

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

Debt obligations consisted of the following as of March 31, 2021:

	March 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Credit Facility	$475,000,000	$415,000,000	$60,000,000	$413,491,056
Total debt	$475,000,000	$415,000,000	$60,000,000	$413,491,056

(1)	The amount available reflects any limitations related to the Credit Facility’s borrowing base.

(2)	The carrying value of the Credit Facility is presented net of deferred financing costs of $1.943 million.

Debt obligations consisted of the following as of December 31, 2020:

	December 31, 2020
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Credit Facility	$475,000,000	$395,000,000	$80,000,000	$393,152,103
Total debt	$475,000,000	$395,000,000	$80,000,000	$393,152,103

(1)	The amount available reflects any limitations related to the Credit Facility’s borrowing base.

(2)	The carrying value of the Credit Facility is presented net of deferred financing costs of $2.122 million.

Palmer Square Capital BDC Inc.

Notes to Consolidated Financial Statements (Unaudited)

Average debt outstanding during the three months ended March 31, 2021, and the period January 23, 2020 (Commencement of Operations) through March 31, 2020, was $398.3 million and $13.0 million, respectively.

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

For the three months ended March 31, 2021 and the period January 23, 2020 (Commencement of Operations) through March 31, 2020, the components of interest expense with respect to the Credit Facility were as follows:

	For the Three Months Ended March 31, 2021	For the Period January 23, 2020 (Commencement of Operations) through March 31, 2020
Interest expense	$1,492,513	$202,715
Amortization of debt issuance costs	128,584	37,151
Total interest expense	$1,621,097	$239,866
Average interest rate	1.43%	2.15%

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

Palmer Square Capital BDC Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

As of both March 31, 2021 and December 31, 2020, we had no principal outstanding and $150 million of available Commitments under the WF Credit Facility.

The loans under the WF Credit Facility may be Broadly Syndicated Loans or Middle Market Loans and shall be eurocurrency rate loans unless such rate is unavailable, in which case the loans shall be base rate loans until such rate is available. Broadly Syndicated Loans will bear interest at the LIBOR or base rate, as applicable, plus 1.85%, and Middle Market Loans will bear interest at LIBOR or base rate, as applicable, plus 2.35%. The “base rate” will be equal to the highest of (a) the federal funds rate plus 1/2 of 1% and (b) the prime rate. The Loan Agreement includes fallback language in the event that LIBOR becomes unavailable. Interest is payable quarterly, as determined by WFB as the administrative agent. The WF Loan Agreement requires the payment of a non-usage fee of (x) 0.50% multiplied by daily unused Facility Amounts during the first six months following the closing of the WF Credit Facility, (y) 0.50% multiplied by the lesser of (1) daily unused Facility Amounts and (2) 50% of the Facility Amount plus 2.00% multiplied by the greater of (i) the difference between the daily unused Facility Amount and 50% of the Facility Amount and (ii) zero between six and twelve months following the closing of the WF Credit Facility, and, (z) thereafter, 0.50% multiplied by the lesser of (1) daily unused Facility Amounts and (2) 20% of the Facility Amount plus 2.00% multiplied by the greater of (i) the difference between the daily unused Facility Amount and 20% of the Facility Amount and (ii) zero. Such fee is payable quarterly in arrears. The applicable percentage for PS BDC Funding II’s Eligible Loans ranges from 67.5% for Middle Market Loans to 70% for Broadly Syndicated Loans (as each such term is defined in the Loan Agreement).

For the three months ended March 31, 2021, the components of interest expense with respect to the WF Credit Facility were as follows:

For the Three Months Ended March 31, 2021

Interest expense	$187,500
Amortization of debt issuance costs	50,074
Total interest expense	$237,574

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

Palmer Square Capital BDC Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 7. Share Transactions

Offering Proceeds

During the three months ended March 31, 2021 and the period January 23, 2020 (Commencement of Operations) through March 31, 2020, the Company issued and sold 213,867 shares at an aggregate purchase price of $4.3 million and 11,383,139 shares at an aggregate purchase price of $217.5 million, respectively. These amounts include shares issued in reinvestment.

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

Palmer Square Capital BDC Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 8. Commitments and Contingencies

As of March 31, 2021 and December 31, 2020, the Company had an aggregate of $1.9 million and $1.3 million, respectively, of unfunded commitments to provide debt financing to its portfolio companies. As of each of March 31, 2021 and December 31, 2020, there were no capital calls or draw requests made by the portfolio companies to fund these commitments. Such commitments are generally up to the Company’s discretion to approve or are subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statement of assets and liabilities and are not reflected in the Company’s consolidated statement of assets and liabilities.

A summary of the composition of the unfunded commitments as of March 31, 2021 is shown in the table below:

	Expiration Date(1)	As of March 31, 2021
HAH Group Holding Company LLC	10/28/2027	$448,276
LBM Acquisition LLC	12/18/2027	272,727
OneDigital Borrower LLC	11/16/2027	539,063
National Mentor Holdings, Inc.	2/18/2028	625,364
Total unfunded commitments		$1,885,430

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

A summary of the composition of the unfunded commitments as of December 31, 2020 is shown in the table below:

	Expiration Date(1)	As of December 31, 2020
HAH Group Holding Company LLC	10/28/2027	$448,276
LBM Acquisition LLC	12/18/2027	272,727
OneDigital Borrower LLC	11/16/2027	539,063
Total unfunded commitments		$1,260,066

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2021, management is not aware of any pending or threatened litigation.

Palmer Square Capital BDC Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of March 31, 2021, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of common stock for the three months ended March 31, 2021 and the period January 23, 2020 (Commencement of Operations) through March 31, 2020:

	For the Three Months Ended March 31, 2021	For the Period January 23, 2020 (Commencement of Operations) through March 31, 2020
Net increase (decrease) in net assets resulting from operations	$5,343,992	$(33,528,936)
Weighted average shares of common stock outstanding - basic and diluted	12,750,246	6,567,893
Earnings (loss) per share of common stock - basic and diluted	$0.42	$(5.10)

Palmer Square Capital BDC Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 10. Financial Highlights

The following per share of common stock data has been derived from information provided in the unaudited financial statements. The following is a schedule of financial highlights for the three months ended March 31, 2021 and the period January 23, 2020 (Commencement of Operations) through March 31, 2020:

	For the Three Months Ended March 31, 2021	For the Period January 23, 2020 (Commencement of Operations) through March 31, 2020
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$20.15	$20.00

Results of Operations:
Net Investment Income(1)	0.47	0.04
Net Realized and Unrealized Gain (Loss) on Investments(1)(4)	(0.05)	(3.88)
Net Increase (Decrease) in Net Assets Resulting from Operations	0.42	(3.84)
Net Asset Value, End of Period	$20.57	$16.16

Shares Outstanding, End of Period	12,776,672	11,383,139

Ratio/Supplemental Data
Net assets, end of period	$262,798,884	$183,927,564
Weighted-average shares outstanding	12,750,246	6,567,893
Total Return(3)	3.65%	(19.20%)
Portfolio turnover	22%	3%
Ratio of operating expenses to average net assets without waiver(2)	5.91%	5.30%
Ratio of operating expenses to average net assets with waiver(2)	5.66%	5.05%
Ratio of net investment income (loss) to average net assets without waiver(2)	9.14%	0.80%
Ratio of net investment income (loss) to average net assets with waiver(2)	9.39%	1.05%

(1)	The per common share data was derived by using weighted average shares outstanding.
(2)	The ratios reflect an annualized amount.
(3)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. Total return is not annualized. Assumes reinvestment of distributions.
(4)	Realized and unrealized gains and losses per share in this caption are balancing amounts necessary to reconcile the change in net asset value per share for the period, and may not reconcile with the aggregate gains and losses in the Consolidated Statement of Operations due to share transactions during the period.

Note 11. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements except for the following:

On April 1, 2021, the Company issued and sold 207,806 shares of its common stock at an aggregate purchase price of $4,274,574. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

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

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. Undue reliance should not be placed on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

●	our future operating results;

●	our business prospects and the prospects of our portfolio companies;

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including changes from the impact of the novel coronavirus (SARS-CoV-2) and related respiratory disease (“COVID-19”) pandemic;

●	the ability of Palmer Square BDC Advisor LLC (our “Investment Advisor”) to locate suitable investments for us and to monitor and administer our investments;

●	the ability of the Investment Advisor and its affiliates to attract and retain highly talented professionals;

●	risk associated with possible disruptions in our operations or the economy generally;

●	the timing of cash flows, if any, from the operations of the companies in which we invest;

●	the ability of the companies in which we invest to achieve their objectives, including as a result of the current COVID-19 pandemic;

●	our ability to continue to effectively manage our business due to the disruptions caused by the current COVID-19 pandemic;

●	the dependence of our future success on the general economy and its effect on the industries in which we invest;

●	our ability to maintain our qualification as a business development company (“BDC”) and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);

●	the use of borrowed money to finance a portion of our investments;

●	the adequacy, availability and pricing of our financing sources and working capital;

●	actual or potential conflicts of interest with the Investment Advisor and its affiliates;

●	our contractual arrangements and relationships with third parties;

●	the current economic downturn, interest rate volatility, loss of key personnel, and the illiquid nature of our investments; and

●	the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” and elsewhere in this quarterly report on Form 10-Q.

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

We are externally managed by the Investment Advisor, an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940 (the “Advisers Act”), pursuant to an investment advisory agreement between us and the Investment Advisor (the “Advisory Agreement”). Subject to the supervision of our Board of Directors (the “Board”), a majority of which is made up of directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”), our Investment Advisor manages our day-to-day operations and provides us with investment advisory and management services and certain administrative services. The Investment Advisor, in its capacity as Administrator, provides the administrative services necessary for us to operate pursuant to an administration agreement between us and the Administrator (the “Administration Agreement”). The Administrator has entered into a sub-administration agreement to delegate certain administrative functions to U.S. Bancorp Fund Services, LLC. Our Investment Advisor is a majority-owned subsidiary of Palmer Square Capital Management LLC (“Palmer Square”), which is a privately-held firm specializing in global alternative (non-traditional) investments with a total return orientation.

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

Portfolio and Investment Activity

As of March 31, 2021, our weighted average total yield to maturity of debt and income producing securities at fair value was 5.22%, and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 5.70%.

As of December 31, 2020, our weighted average total yield to maturity of debt and income producing securities at fair value was 4.96%, and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 5.49%.

As of March 31, 2021, we had 208 debt and private investments in 188 portfolio companies with an aggregate fair value of approximately $637.4 million.

As of December 31, 2020, we had 202 debt and private investments in 181 portfolio companies with an aggregate fair value of approximately $600.1 million.

Our investment activity for the three months ended March 31, 2021 and the period January 23, 2020 (Commencement of Operations) through March 31, 2020 is presented below (information presented herein is at amortized cost unless otherwise indicated).

	For the Three Months Ended March 31, 2021	For the Period January 23, 2020 (Commencement of Operations) through March 31, 2020
New investments:
Gross investments	$173,070,820	$358,449,330
Less: sold investments	(135,386,655)	(4,528,891)
Total new investments	37,684,165	353,920,439

Principal amount of investments funded:
First-lien senior secured debt investments	$165,098,320	$342,116,877
Second-lien senior secured debt investments	7,972,500	9,075,578
Corporate Bonds	-	-
Collateralized securities and structured products - debt	-	7,256,875
Total principal amount of investments funded	173,070,820	358,449,330

Principal amount of investments sold:
First-lien senior secured debt investments	133,386,655	4,528,891
Second-lien senior secured debt investments	-	-
Corporate Bonds	-	-
Collateralized securities and structured products - debt	2,000,000	-
Total principal amount of investments sold or repaid	135,386,655	4,528,891

Number of new investment commitments	65	146
Average new investment commitment amount	$2,958,461	$2,425,777
Weighted average maturity for new investment commitments	5.68 years	5.36 years
Percentage of new debt investment commitments at floating rates	100.00%	99.72%
Percentage of new debt investment commitments at fixed rates	0.00%	0.28%
Weighted average interest rate of new investment commitments	4.60%	4.88%
Weighted average spread over LIBOR of new floating rate investment commitments	3.97%	3.64%
Weighted average interest rate on investment sold or paid down	3.99%	3.55%

As of March 31, 2021 and December 31, 2020, our investments consisted of the following:

	March 31, 2021		December 31, 2020
	Amortized	Fair	Amortized	Fair
Investments:	Cost	Value	Cost	Value
First-lien senior secured debt	$592,119,671	$601,728,429	$554,650,131	$566,459,850
Second-lien senior secured debt	22,686,062	23,684,130	19,407,847	19,975,980
Collateralized securities and structured products - debt	11,324,589	11,946,720	12,937,788	13,615,501
Short-term investments	55,470,138	55,470,138	53,104,869	53,104,869
Total Investments	$681,600,460	$692,829,417	$640,100,635	$653,156,200

The table below describes investments by industry composition based on fair value as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Software	14.5%	13.3%
Healthcare Providers and Services	12.2%	12.0%
Cash and cash equivalents	8.0%	8.1%
Insurance	6.7%	7.7%
Media	4.5%	4.4%
Professional Services	4.3%	4.4%
IT Services	3.8%	3.1%
Diversified Consumer Services	3.5%	3.2%
Diversified Financial Services	3.4%	3.7%
Independent Power and Renewable Electricity Producers	2.9%	3.2%
Commercial Services and Supplies	2.9%	2.8%
Hotels, Restaurants and Leisure	2.8%	3.6%
Health Care Technology	2.4%	2.3%
Specialty Retail	2.2%	2.4%
Chemicals	2.1%	1.8%
Containers and Packaging	2.0%	2.4%
Construction and Engineering	2.0%	2.2%
Interactive Media and Services	2.0%	1.5%
Structured Note	1.7%	2.1%
Food Products	1.6%	1.2%
Metals and Mining	1.5%	1.3%
Building Products	1.5%	1.1%
Diversified Telecommunication Services	1.4%	2.2%
Oil, Gas and Consumable Fuels	1.2%	1.7%
Aerospace and Defense	1.2%	0.7%
Pharmaceuticals	0.9%	1.0%
Electric Utilities	0.8%	0.8%
Leisure Products	0.7%	0.8%
Healthcare Equipment and Supplies	0.6%	1.1%
Wireless Telecommunication Services	0.6%	0.9%
Construction Materials	0.6%	0.6%
Electronic Equipment, Instruments and Components	0.6%	0.0%
Internet and Direct Marketing Retail	0.5%	0.5%
Airlines	0.5%	0.0%
Auto Components	0.5%	0.0%
Consumer Finance	0.5%	0.0%
Real Estate Investment Trusts (REITs)	0.3%	0.3%
Textiles, Apparel and Luxury Goods	0.3%	0.3%
Personal Products	0.2%	0.0%
Capital Markets	0.1%	0.4%
Technology Hardware, Storage and Peripherals	0.0%	0.5%
Energy Equipment and Services	0.0%	0.3%
Transportation Infrastructure	0.0%	0.1%
Total	100.0%	100.0%

The table below shows the weighted average yields and interest rate of our debt investments at fair value as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Weighted average total yield of debt and income producing securities	5.22%	4.96%
Weighted average interest rate of debt and income producing securities	4.62%	4.73%
Weighted average spread over LIBOR of all floating rate investments	4.06%	4.14%

Results of Operations

The following table represents the operating results for the three months ended March 31, 2021 and the period January 23, 2020 (Commencement of Operations) through March 31, 2020:

	For the Three Months Ended March 31, 2021	For the Period January 23, 2020 (Commencement of Operations) through March 31, 2020
Total investment income	$9,674,876	$1,453,148
Less: Net expenses	3,637,128	1,202,558
Net investment income	6,037,748	250,590
Net realized gains (losses) on investments	1,132,657	218,390
Net change in unrealized gains (losses) on investments	(1,826,413)	(33,997,916)
Net increase (decrease) in net assets resulting from operations	$5,343,992	$(33,528,936)

Investment Income

Investment income for the three months ended March 31, 2021 and the period January 23, 2020 (Commencement of Operations) through March 31, 2020, was as follows:

	For the Three Months Ended March 31, 2021	For the Period January 23, 2020 (Commencement of Operations) through March 31, 2020
Interest from investments	$9,403,436	$1,269,605
Dividend income	1,404	183,543
Other income	270,036	-
Total investment income	$9,674,876	$1,453,148

For the three months ended March 31, 2021, total investment income was driven by interest income from our investments. For the period January 23, 2020 (Commencement of Operations) through March 31, 2020, total investment income was driven by our deployment of capital and interest income from our investments. The size of our investment portfolio at fair value increased from $0.00 as of January 23, 2020 to $320.2 million as of March 31, 2020. The size of our investment portfolio at fair value increased from $600.1 million as of December 31, 2020 to $637.4 million as of March 31, 2021. All investments were income producing, and there were no loans on non-accrual status as of March 31, 2021.

Expenses

Operating expenses for the three months ended March 31, 2021 and the period January 23, 2020 (Commencement of Operations) through March 31, 2020, was as follows:

	For the Three Months Ended March 31, 2021	For the Period January 23, 2020 (Commencement of Operations) through March 31, 2020
Interest and debt financing expenses	$1,858,671	$239,866
Management fees	1,286,262	474,678
Other operating expenses	633,252	409,103
Initial organization	-	122,199
Directors fees	19,726	16,047
Management fee waiver	(160,783)	(59,335)
Net expenses	$3,637,128	$1,202,558

Net expenses for the three months ended March 31, 2021 were $3.6 million, which consisted of $1.3 million in management fees, $633 thousand in other operating expenses, $20 thousand in directors fees, and $1.9 million in interest and debt financing offset by $161 thousand in management fee waiver from the Investment Advisor.

Net expenses for the period from January 23, 2020 (Commencement of Operations) through March 31, 2020 were $1.2 million which consisted of $475 thousand in management fees, $122 thousand in initial organization expenses, $409 thousand in other operating expense, $16 thousand in directors fees, and $240 thousand in interest and debt financing offset by $59 thousand in management fee waiver from the Investment Advisor.

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three months ended March 31, 2021 and the period January 23, 2020 (Commencement of Operations) through March 31, 2020, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the Three Months Ended March 31, 2021	For the Period January 23, 2020 (Commencement of Operations) through March 31, 2020
Unrealized gains on investments	$3,993,239	$3,306,754
Unrealized (losses) on investments	(5,819,652)	(37,304,670)
Net change in unrealized gains (losses) on investments	$(1,826,413)	$(33,997,916)

The change in unrealized appreciation (depreciation) for the three months ended March 31, 2021 and the period from January 23, 2020 (Commencement of Operations) through March 31, 2020 totaled $(1.8) million and $(34.0) million, respectively. For the three months ended March 31, 2021, this consisted of net unrealized appreciation of $(0.5) million related to existing portfolio investments and unrealized appreciation of $1.8 million related to new portfolio investments, and net unrealized appreciation of $(3.1) million related to exited portfolio investments (a portion of which has been reclassified to realized gains). The change in net unrealized depreciation for the period from January 23, 2020 (Commencement of Operations) through March 31, 2020 was related to the appreciation of our investments in Tex Operations Company LLC and Froneri International Limited, and the depreciation of our investments in Prairie ECI Acquiror LP.

Financial Condition, Liquidity and Capital Resources

We anticipate cash to be generated from the private offering of our common stock and other future offerings of securities (including an initial public offering), and cash flows from operations, including interest earned from the temporary investment of cash in cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less. Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. If we are unable to obtain leverage or raise equity capital on terms that are acceptable to us, our ability to grow our portfolio could be substantially impacted. Furthermore, while any indebtedness and senior securities remain outstanding, we may be required to prohibit any distribution to our stockholders or the repurchase of shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. In connection with borrowings, our lenders, including under the Credit Facility and the WF Credit Facility (each as defined below), may require us to pledge assets, investor commitments to fund capital calls and/or the proceeds of those capital calls. In addition, such lenders may ask us to comply with positive or negative covenants that could have an effect on our operations.

During the three months ended March 31, 2021, we experienced a net increase in cash and cash equivalents of $480 thousand. During the period, net cash used in operating activities was $20.1 million, primarily as a result of fundings of portfolio investments (excluding investments in short-term money market funds) of $172.2 million, partially offset by proceeds received from sale of investments of $134.6 million. We invested in short-term money market funds during the period, and as of the end of the period we held $55.5 million in fair value of short-term money market funds. During the same period, net cash provided by financing activities was $20.6 million, primarily consisting of $20.2 million of net borrowing under the Credit Facility and proceeds from the issuance of common stock of $2.0 million.

During the period January 23, 2020 (Commencement of Operations) through March 31, 2020, we experienced a net increase in cash and cash equivalents of $165 thousand. During the period, net cash used in operating activities was $301.2 million, primarily as a result of fundings of portfolio investments (excluding investments in short-term money market funds) of $469.7 million, partially offset by proceeds received from sale of investments of $115.8 million. We invested in short-term money market funds during the period, and as of the end of the period we held $149.5 million in fair value of short-term money market funds. During the same period, net cash provided by financing activities was $301.3 million, primarily consisting of $85.2 million of net borrowing under the Credit Facility and proceeds from the issuance of common stock of $217.5 million.

As of March 31, 2021 and March 31, 2020, we had cash and cash equivalents of $1.2 million and $0.2 million, respectively. As of March 31, 2021, we had $415 million principal outstanding under the Credit Facility and no principal outstanding under the WF Credit Facility. As of March 31, 2020, we had approximately $85.0 million principal outstanding under the Credit Facility and had not entered into the WF Credit Facility and therefore had no principal outstanding under the WF Credit Facility.

During the three months ended March 31, 2021 and the period January 23, 2020 (Commencement of Operations) through March 31, 2020, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	For the Three Months Ended March 31, 2021			For the Period January 23, 2020 (Commencement of Operations) through March 31, 2020
	Capital Commitments	Unfunded Capital Commitments(1)	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded

Common stock	$6,302,274	$4,274,574	32%	$217,445,117	$-	100%

(1)	100% of the unfunded commitments were drawn down in April 2021.

As a BDC, we are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. As of March 31, 2021, our asset coverage ratio was 164%.

Capital Contributions

During the three months ended March 31, 2021 and the period January 23, 2020 (Commencement of Operations) through March 31, 2020, the Company issued and sold 213,867 shares at an aggregate purchase price of $4.3 million and 11,383,139 shares at an aggregate purchase price of $217.5 million, respectively. These amounts include shares issued in reinvestment.

Financing Arrangements

Bank of America Credit Facility

On February 18, 2020, the Company, through a special purpose wholly-owned subsidiary, Palmer Square BDC Funding I LLC (“PS BDC Funding” and together with the Company, the “Borrowers”), entered into a Credit Agreement (the “Credit Agreement”) with certain financial institutions as lenders (the “Lenders”), Bank of America, N.A. as the administrative agent (“BofA N.A.”) and BofA Securities, Inc. (“BofA Securities”), as Lead Arranger and Sole Book Manager, pursuant to which the Lenders agreed to provide the Company with a revolving line of credit (the “Credit Facility”).

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

As of March 31, 2021, we had approximately $415 million principal outstanding and $60 million of available Commitments under the Credit Facility, and PS BDC Funding was in compliance with the applicable covenants in the Credit Facility on such date.

Wells Fargo Credit Facility

On December 18, 2020, the Company, through a special purpose wholly-owned subsidiary, Palmer Square BDC Funding II LLC (“PS BDC Funding II” and together with the Company, the “WF Borrowers”), entered into a Loan and Security Agreement (the “Loan Agreement”) with certain financial institutions as lenders (the “WF Lenders”), Wells Fargo Bank, National Association as the administrative agent (“WFB”) and U.S. Bank National Association (“U.S. Bank”), as Collateral Agent and Custodian, pursuant to which the WF Lenders agreed to provide the Company with a line of credit (the “WF Credit Facility”).

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

As of March 31, 2021, we had no principal outstanding and $150 million of available Commitments under the WF Credit Facility.

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

After a Listing, the Board intends to primarily use newly-issued shares to implement the dividend reinvestment plan, whether or not the shares are trading at a price per share at, below or above net asset value. However, the Board reserves the right to purchase shares in the open market in connection with the implementation of the dividend reinvestment plan. The number of newly issued shares to be issued to a participant would be determined by dividing the total dollar amount of the dividend payable to such stockholder by the market price per share of our common stock at the close of regular trading on a national securities exchange on the dividend payment date. Shares purchased in open market transactions by U.S. Bank or its affiliates, the plan administrator and our transfer agent, registrar, and dividend disbursing agent, will be allocated to a participant based upon the average purchase price, excluding any brokerage charges or other charges, of all shares of our common stock purchased with respect to the dividend.

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

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at March 31, 2021 is as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility, Net	$413,491,056	$-	$413,491,056	$-	$-
Total contractual obligations	$413,491,056	$-	$413,491,056	$-	$-

Off-Balance Sheet Arrangements

Unfunded commitments to provide funds to portfolio companies are not recorded on our consolidated statements of assets and liabilities. Our unfunded commitments may be significant from time to time. Unfunded commitments may expire without being drawn upon and the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2021 and December 31, 2020, we had four unfunded commitments totaling $1.9 million, and three unfunded commitments totaling $1.3 million, respectively. See “Note 8. Commitments and Contingencies” in the notes to the accompanying consolidated financial statements for specific identification of the unfunded commitments. We believe we maintain sufficient liquidity in the form of cash (including restricted cash, if any), receivables and borrowing capacity to fund these unfunded commitments should the need arise. See Financial Condition, Liquidity and Capital Resources above.

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

Assuming that the consolidated statement of assets and liabilities as of March 31, 2021 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rate.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(1,598,306)	$(1,037,500)	$(560,806)
Up 100 basis points	6,393,222	4,150,000	$2,243,222
Up 200 basis points	12,786,445	8,300,000	$4,486,445
Up 300 basis points	19,179,667	12,450,000	$6,729,667

The data in the table is based on the Company’s current statement of assets and liabilities. As of March 31, 2021, the Company had $19.3 million in net purchases that had not yet settled. After settlement of these purchases, the change in interest expense will be larger as a result of the increase in the amount borrowed under the credit facility. The table does not include any change in interest income from the Company’s money market investments.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes during the three months ended March 31, 2021 to the risk factors discussed in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2021, the Company issued and sold 213,867 shares of its common stock at an aggregate purchase price of $4.3 million. These amounts include shares issued in reinvestment. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof. The Company relied, in part, upon representations from the investors in the subscription agreements that each investor was an accredited investor as defined in Regulation D under the Securities Act. We did not engage in general solicitation or advertising, and did not offer securities to the public, in connection with such issuances and sales.

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

Palmer Square Capital BDC Inc.

Date: May 14, 2021	/s/ Christopher D. Long
	Name:	Christopher D. Long
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Date: May 14, 2021	/s/ Jeffrey D. Fox
	Name:	Jeffrey D. Fox
	Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)