Form 10-Q
period 2021-06-30
Palmer Square Capital BDC Inc.
filed 2021-08-13
CIK 1794776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 11, 2021, the registrant had 13,245,765 shares of common stock, $0.001 par value per share, outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION	1
Item 1.	Consolidated Financial Statements (Unaudited)	1
	Consolidated Statements of Assets and Liabilities as of June 30, 2021 (Unaudited) and December 31, 2020	1
	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2021 and Three Months Ended June 30, 2020 and Period January 23, 2020 (Commencement of Operations) through June 30, 2020 (Unaudited)	2
	Consolidated Statements of Changes in Net Assets for the Three and Six Months Ended June 30, 2021 and Three Months Ended June 30, 2020 and Period January 23, 2020 (Commencement of Operations) through June 30, 2020 (Unaudited)	3
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2021 and Period January 23, 2020 (Commencement of Operations) through June 30, 2020 (Unaudited)	4
	Consolidated Schedules of Investments as of June 30, 2021 (Unaudited) and December 31, 2020	5
	Notes to Consolidated Financial Statements (Unaudited)	20
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	54
Item 4.	Controls and Procedures	55

PART II.	OTHER INFORMATION	56
Item 1.	Legal Proceedings	56
Item 1A.	Risk Factors	56
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56
Item 3.	Defaults Upon Senior Securities	56
Item 4.	Mine Safety Disclosures	56
Item 5.	Other Information	56
Item 6.	Exhibits	57

Signatures		58

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Assets and Liabilities

(Unaudited)

	June 30, 2021 (Unaudited)	December 31, 2020

Assets:
Non-controlled, non-affiliated investments, at fair value (amortized cost of $721,635,479 and $640,100,635, respectively)	$730,992,646	$653,156,200
Cash and cash equivalents	1,018,357	682,579
Receivables:
Receivable for sales of investments	4,829,467	11,762,002
Receivable for paydowns of investments	131,404	121,391
Due from investment adviser	168,326	155,353
Dividend receivable	-	345
Interest receivable	1,658,602	1,612,231
Total Assets	$738,798,802	$667,490,101

Liabilities:
Credit facility, net (Note 6)	$413,907,069	$393,152,103
Payables:
Payable for investments purchased	50,402,525	15,553,450
Distributions payable	-	3,894,470
Management fee payable	1,346,607	1,242,821
Directors fee payable	7,171	5,000
Accrued other general and administrative expenses	710,728	497,286
Total Liabilities	$466,374,100	$414,345,130

Commitments and contingencies (Note 8)

Net Assets:
Common Shares, $0.001 par value; 450,000,000 shares authorized; 13,195,402 and 12,562,805 as of June 30, 2021 and December 31, 2020, respectively issued and outstanding	$13,195	12,563
Additional paid-in capital	251,169,518	238,204,363
Total distributable earnings (accumulated deficit)	21,241,989	14,928,045
Total Net Assets	$272,424,702	$253,144,971
Total Liabilities and Net Assets	$738,798,802	$667,490,101
Net Asset Value Per Common Share	$20.65	$20.15

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended	For the Period January 23, 2020 (Commencement of Operations) through
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$7,791,222	$6,357,007	$17,194,658	$7,626,612
Dividend income	1,233	36,936	2,636	220,479
Other income	76,773	15,129	346,809	15,129
Total investment income from non-controlled, non-affiliated investments	7,869,228	6,409,072	17,544,103	7,862,220
Total Investment Income	7,869,228	6,409,072	17,544,103	7,862,220

Expenses:
Interest expense	1,940,492	1,274,587	3,799,163	1,514,453
Management fees	1,346,607	1,059,044	2,632,869	1,533,722
Professional fees	96,314	223,599	384,110	393,140
Directors fees	19,945	21,163	39,671	37,209
Offering costs	-	133,139	-	234,090
Initial organization	-	-	-	122,199
Other general and administrative expenses	437,992	207,523	783,447	346,135
Total Expenses	3,841,350	2,919,055	7,639,260	4,180,948
Less: Management fee waiver (Note 3)	(168,326)	(132,380)	(329,109)	(191,715)
Net expenses	3,673,024	2,786,675	7,310,151	3,989,233
Net Investment Income (Loss)	4,196,204	3,622,397	10,233,952	3,872,987

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses):
Non-controlled, non-affiliated investments	2,712,837	384,174	3,845,495	602,564
Total net realized gains (losses)	2,712,837	384,174	3,845,495	602,564
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(1,871,880)	27,924,433	(3,698,294)	(6,073,483)
Total net change in unrealized gains (losses)	(1,871,880)	27,924,433	(3,698,294)	(6,073,483)
Total realized and unrealized gains (losses)	840,957	28,308,607	147,201	(5,470,919)

Net Increase (Decrease) in Net Assets Resulting from Operations	$5,037,161	31,931,004	$10,381,153	(1,597,932)

Per Common Share Data:
Basic and diluted net investment income per common share	$0.32	0.30	$0.79	0.40
Basic and diluted net increase in net assets resulting from operations	$0.38	2.65	$0.80	(0.16)
Weighted Average Common Shares Outstanding - Basic and Diluted	13,095,892	12,057,805	12,924,024	9,690,281

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the Three Months Ended		For the Six Months Ended	For the Period January 23, 2020 (Commencement of Operations) through
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$4,196,204	$3,622,397	$10,233,952	$3,872,987
Net realized gains (losses) on investments and foreign currency transactions	2,712,837	384,174	3,845,495	602,564
Net change in unrealized gains (losses) on investments, foreign currency translations, and foreign currency exchange contracts	(1,871,880)	27,924,433	(3,698,294)	(6,073,483)
Net Increase (Decrease) in Net Assets Resulting from Operations	5,037,161	31,931,004	10,381,153	(1,597,932)

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(4,067,209)	(488,608)	(4,067,209)	(488,608)
Net Decrease in Net Assets Resulting from Stockholder Distributions	(4,067,209)	(488,608)	(4,067,209)	(488,608)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	6,293,374	16,015,000	8,321,074	233,470,000
Reinvestment of distributions	2,362,492	285,545	4,644,713	285,545
Net Increase in Net Assets Resulting from Capital Share Transactions	8,655,866	16,300,545	12,965,787	233,755,545

Total Increase (Decrease) in Net Assets	9,625,818	47,742,941	19,279,731	231,669,005
Net Assets, Beginning of Period	262,798,884	183,927,564	253,144,971	1,500
Net Assets, End of Period	$272,424,702	$231,670,505	$272,424,702	$231,670,505

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	For the Six Months Ended	For the Period January 23, 2020 (Commencement of Operations) through
	June 30, 2021	June 30, 2020
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$10,381,153	$(1,597,932)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gains)/losses on investments	(3,845,495)	(602,564)
Net change in unrealized (gains)/losses on investments	3,698,294	6,073,483
Net accretion of discount on investments	(112,742)	(527,341)
Purchases of short-term investments	(183,409,850)	(441,420,525)
Purchases of portfolio investments	(277,427,052)	(625,983,582)
Proceeds from sale of short-term investments	159,126,640	407,110,337
Proceeds from sale of portfolio investments	224,133,758	36,423,971
Amortization of deferred financing cost	359,301	147,324
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in receivable for sales of investments	6,932,535	(2,055,350)
(Increase)/decrease in interest and dividends receivable	(46,026)	(1,439,521)
(Increase)/decrease in due from investment adviser	(12,973)	(132,383)
(Increase)/decrease in receivable for paydowns of investments	(10,013)	(128,445)
(Increase)/decrease in prepaid expenses and other assets	-	(269,203)
Increase/(decrease) in payable for investments purchased	34,849,075	56,208,732
Increase/(decrease) in management fees payable	103,786	1,059,066
Increase/(decrease) in directors fee payable	2,171	291
Increase/(decrease) in accrued other general and administrative expenses	213,442	648,367
Net cash used in operating activities	(25,063,996)	(566,485,275)

Cash Flows from Financing Activities:
Borrowings on credit facility	20,395,666	335,246,200
Payments of debt issuance costs	-	(1,313,217)
Distributions paid in cash	(3,316,966)	(203,063)
Proceeds from issuance of common shares, net of change in subscriptions receivable of $ -	8,321,074	233,470,000
Net cash provided by financing activities	25,399,774	567,199,920

Net increase in cash and cash equivalents	335,778	714,645
Cash and cash equivalents, beginning of period	682,579	1,500
Cash and cash equivalents, end of period	$1,018,357	$716,145

Supplemental and Non-Cash Information:
Interest paid during the period	$3,129,721	$1,268,253
Distributions declared during the period	$4,067,209	$488,608
Reinvestment of distributions during the period	$4,644,713	$285,545

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of June 30, 2021

(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Acquisition Date	Maturity Date	Principal / Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
Debt Investments
First Lien Senior Secured(2)
AAdvantage Loyalty IP Ltd. (4)(7)	Airlines	5.50% (L + 4.75%)	3/10/2021	4/20/2028	$3,500,000	$3,465,462	$3,653,353	1.4%
Acrisure, LLC (7)	Insurance	3.60% (L + 3.50%)	1/31/2020	2/12/2027	5,932,462	5,914,622	5,877,468	2.2%
Albany Molecular Research, Inc. (7)	Healthcare Providers and Services	4.25% (L + 3.25%)	2/20/2020	8/28/2024	4,923,915	4,903,796	4,937,111	1.8%
Alera Group Intermediate Holdings, Inc. (7)	Insurance	4.50% (L + 4.00%)	2/3/2020	8/1/2025	5,425,956	5,375,223	5,446,304	2.0%
AlixPartners, LLP (7)	Diversified Financial Services	3.25% (L + 2.75%)	1/28/2021	2/4/2028	3,990,000	3,980,689	3,977,252	1.5%
Alliant Holdings Intermediate LLC (5)(7)	Insurance	4.25% (L + 3.75%)	10/8/2020	10/8/2027	5,481,931	5,483,812	5,498,294	2.0%
Allied Universal Holdco LLC (7)	Professional Services	4.25% (L + 3.75%)	5/5/2021	4/7/2028	3,500,000	3,490,154	3,514,123	1.3%
Alphabet Holding Company, Inc. (7)	Food Products	3.60% (L + 3.50%)	1/24/2020	9/26/2024	3,951,321	3,836,840	3,951,459	1.5%
Alterra Mountain Company (7)	Hotels, Restaurants and Leisure	5.50% (L + 4.50%)	5/13/2020	8/31/2026	1,997,256	1,983,182	2,004,756	0.7%
Amentum Government Services Holdings LLC (7)	Construction and Engineering	3.60% (L + 3.50%)	3/19/2020	2/26/2027	4,455,000	4,211,079	4,455,557	1.6%
Amentum Government Services Holdings LLC (7)	Construction and Engineering	5.50% (L + 4.75%)	10/29/2020	1/29/2027	1,496,250	1,469,098	1,513,083	0.6%
American Rock Salt Company LLC (7)	Metals and Mining	4.75% (L + 4.00%)	6/4/2021	6/9/2028	5,000,000	4,987,660	5,018,750	1.8%
AmWINS Group, LLC (7)	Insurance	3.00% (L + 2.25%)	2/17/2021	2/21/2028	4,975,000	4,963,438	4,949,603	1.8%
Amynta Agency Borrower, Inc. (7)	Insurance	4.60% (L + 4.50%)	2/13/2020	2/28/2025	4,970,635	4,793,447	4,967,553	1.8%
Applovin Corporation (4)(7)	Software	3.35% (L + 3.25%)	3/2/2020	8/15/2025	4,931,722	4,871,411	4,931,032	1.8%
Aptean Inc (7)	Software	4.34% (L + 4.25%)	5/17/2021	4/23/2026	1,916,154	1,916,154	1,916,096	0.7%
AQA Acquisition Holding, Inc. (7)	Software	4.75% (L + 4.25%)	11/20/2020	11/19/2027	3,000,000	2,977,547	3,014,070	1.1%
Arches Buyer Inc. (7)	Interactive Media and Services	3.75% (L + 3.25%)	2/25/2021	12/6/2027	4,975,000	4,928,468	4,969,130	1.8%
Aristocrat International PTY Ltd (4)(7)	Hotels, Restaurants and Leisure	4.75% (L + 3.75%)	5/14/2020	10/31/2024	2,475,000	2,437,094	2,482,734	0.9%
Aruba Investments Holdings, LLC (7)	Chemicals	4.75% (L + 4.00%)	10/28/2020	10/28/2027	1,496,250	1,482,648	1,503,731	0.6%
Ascend Learning, LLC (7)	Diversified Consumer Services	4.00% (L + 3.00%)	4/16/2020	7/29/2024	3,899,359	3,758,003	3,901,387	1.4%
AssuredPartners, Inc. (7)	Insurance	5.50% (L + 4.50%)	5/29/2020	2/12/2027	987,500	970,538	990,833	0.4%
AssuredPartners, Inc. (5)(7)	Insurance	4.00% (L + 3.50%)	6/29/2021	2/12/2027	3,000,000	3,000,000	3,010,125	1.1%
Asurion, LLC (7)	Diversified Consumer Services	3.35% (L + 3.25%)	12/23/2020	1/29/2027	1,977,313	1,950,464	1,957,233	0.7%
Athenahealth, Inc. (7)	Healthcare Providers and Services	4.41% (L + 4.25%)	2/20/2020	2/11/2026	5,298,917	5,268,164	5,320,457	2.0%
Autokiniton US Holdings, Inc. (7)	Auto Components	5.00% (L + 4.50%)	3/26/2021	3/27/2028	2,992,500	2,985,702	3,019,627	1.1%
Avaya Inc. (4)(7)	Diversified Telecommunication Services	4.32% (L + 4.25%)	4/20/2020	12/15/2027	1,939,059	1,774,867	1,947,339	0.7%
Avaya Inc. (4)(7)	Diversified Telecommunication Services	4.07% (L + 4.00%)	2/17/2021	12/15/2027	1,600,000	1,600,000	1,606,000	0.6%
Aveanna Healthcare LLC (4)(5)(7)	Healthcare Providers and Services	5.25% (L + 4.25%)	3/26/2021	3/13/2024	4,979,207	4,981,219	4,991,655	1.8%
Aveanna Healthcare LLC (4)(5)(7)	Healthcare Providers and Services	4.25% (L + 3.75%)	6/30/2021	6/30/2028	3,245,283	3,241,733	3,241,226	1.2%
Aveanna Healthcare LLC (4)(5)(7)	Healthcare Providers and Services	4.25% (L + 3.75%)	6/30/2021	6/30/2028	754,717	753,892	753,774	0.3%
Azalea TopCo, Inc. (4)(7)	Healthcare Providers and Services	3.69% (L + 3.50%)	2/26/2020	7/23/2026	3,942,324	3,901,724	3,925,077	1.4%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of June 30, 2021

(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Acquisition Date	Maturity Date	Principal / Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
Barracuda Networks, Inc. (7)	IT Services	3.90% (L + 3.75%)	3/2/2020	1/10/2025	3,999,169	3,997,574	4,015,406	1.5%
Bausch Health Companies Inc. (4)(7)	Pharmaceuticals	3.10% (L + 3.00%)	3/18/2020	6/30/2025	1,500,000	1,475,265	1,495,222	0.5%
Belfor Holdings Inc. (7)	Commercial Services and Supplies	3.85% (L + 3.75%)	3/18/2020	3/31/2026	2,960,989	2,841,176	2,964,690	1.1%
Bioscrip, Inc. (4)(7)	Healthcare Providers and Services	3.85% (L + 3.75%)	3/5/2020	5/29/2026	5,063,807	4,891,714	5,073,302	1.9%
Boxer Parent Company, Inc. (7)	Software	3.84% (L + 3.75%)	2/24/2021	10/2/2025	3,009,583	2,697,252	2,996,131	1.1%
Brookfield WEC Holdings Inc. (7)	Commercial Services and Supplies	3.25% (L + 2.75%)	2/25/2020	8/1/2025	4,433,519	4,375,519	4,396,256	1.6%
Buzz Merger Sub Ltd. (4)(7)	Leisure Products	2.85% (L + 2.75%)	1/24/2020	1/22/2027	987,500	964,499	985,342	0.4%
Caesars Resort Collection, LLC (4)(7)	Hotels, Restaurants and Leisure	4.60% (L + 4.50%)	6/19/2020	7/31/2025	2,977,500	2,902,434	2,990,527	1.1%
Castle US Holding Corporation (7)	Professional Services	4.75% (L + 4.00%)	4/16/2021	1/31/2027	2,993,750	2,934,378	2,973,168	1.1%
CCI Buyer, Inc. (7)	Wireless Telecommunication Services	4.75% (L + 4.00%)	12/16/2020	12/31/2027	2,394,000	2,371,787	2,400,619	0.9%
CCS-CMGC Holdings, Inc. (7)	Healthcare Providers and Services	5.60% (L + 5.50%)	1/24/2020	10/1/2025	3,939,394	3,886,063	3,900,985	1.4%
CHG Healthcare Services, Inc (7)	Healthcare Providers and Services	4.00% (L + 3.00%)	3/19/2020	6/7/2023	483,613	469,421	483,715	0.2%
Cincinnati Bell Inc. (4)(7)	Media	4.25% (L + 3.25%)	3/19/2020	10/2/2024	3,945,489	3,813,307	3,946,535	1.4%
Consolidated Communications, Inc. (4)(7)	Diversified Telecommunication Services	4.25% (L + 3.50%)	9/18/2020	10/2/2027	1,428,009	1,408,643	1,432,586	0.5%
ConvergeOne Holdings Corp. (7)	IT Services	5.10% (L + 5.00%)	2/11/2021	3/31/2026	3,982,182	3,863,699	3,946,880	1.4%
Corelogic, Inc. (5)(7)	Software	4.00% (L + 3.50%)	4/14/2021	4/14/2028	3,500,000	3,482,500	3,495,188	1.3%
CP Atlas Buyer, Inc (7)	Building Products	4.25% (L + 3.75%)	2/4/2021	11/23/2027	4,987,500	4,942,748	4,982,039	1.8%
DCert Buyer, Inc. (7)	Software	4.10% (L + 4.00%)	1/28/2020	8/7/2026	4,948,693	4,941,163	4,961,065	1.8%
Deerfield Dakota Holding, LLC (7)	Diversified Financial Services	4.75% (L + 3.75%)	3/6/2020	2/25/2027	4,950,000	4,882,654	4,980,047	1.8%
Delek US Holdings, Inc. (4)(7)	Oil, Gas and Consumable Fuels	6.50% (L + 5.50%)	5/18/2020	3/31/2025	2,370,000	2,235,939	2,384,813	0.9%
Delta Topco, Inc. (7)	IT Services	4.50% (L + 3.75%)	10/7/2020	10/29/2027	4,000,000	3,981,949	4,014,180	1.5%
EAB Global, Inc. (5)(7)	Professional Services	4.00% (L + 3.50%)	6/28/2021	6/28/2028	5,000,000	4,975,000	5,000,000	1.8%
EAB Global, Inc. (7)	Professional Services	4.75% (L + 3.75%)	2/21/2020	9/27/2024	2,959,223	2,888,112	2,959,844	1.1%
ECI Software Solutions, Inc. (7)	Software	4.50% (L + 3.75%)	9/17/2020	9/30/2027	5,970,000	5,944,023	5,990,895	2.2%
EFS Cogen Holdings I LLC (7)	Independent Power and Renewable Electricity Producers	4.50% (L + 3.50%)	9/24/2020	10/29/2027	2,904,854	2,892,059	2,907,178	1.1%
Endo Luxembourg Finance Company I S.a.r.l. (4)(7)	Pharmaceuticals	5.75% (L + 5.00%)	4/13/2020	3/27/2028	3,618,587	3,512,461	3,502,122	1.3%
Endurance International Group, Inc., The (7)	Interactive Media and Services	4.25% (L + 3.50%)	1/27/2021	2/10/2028	3,250,000	3,234,707	3,240,510	1.2%
Ensemble RCM, LLC (7)	Healthcare Providers and Services	3.94% (L + 3.75%)	4/14/2020	7/24/2026	5,777,682	5,679,823	5,788,516	2.1%
Epicor Software Corporation (7)	Software	4.00% (L + 3.25%)	7/23/2020	6/1/2022	3,970,000	3,929,031	3,970,377	1.5%
Everi Payments Inc. (4)(7)	Professional Services	3.50% (L + 2.75%)	4/9/2020	5/1/2024	1,000,000	896,212	999,720	0.4%
Evertec Group LLC (4)(7)	Professional Services	3.60% (L + 3.50%)	4/14/2020	12/31/2024	2,292,893	2,219,083	2,295,163	0.8%
Flexera Software LLC (7)	Software	4.50% (L + 3.75%)	2/28/2020	1/26/2028	3,997,060	3,953,511	4,010,630	1.5%
Garda World Security Corporation (7)	Diversified Consumer Services	4.35% (L + 4.25%)	3/13/2020	10/30/2026	5,000,000	4,860,326	5,030,350	1.8%
Getty Images, Inc. (7)	Media	4.63% (L + 4.50%)	1/28/2020	2/13/2026	1,994,829	1,999,816	1,996,076	0.7%
GFL Environmental Inc. (4)(7)	Commercial Services and Supplies	3.50% (L + 3.00%)	2/20/2020	5/30/2025	2,609,147	2,525,149	2,613,674	1.0%
Global Medical Response, Inc. (7)	Healthcare Providers and Services	5.75% (L + 4.75%)	9/24/2020	9/24/2025	4,477,500	4,400,165	4,502,686	1.7%
Grab Holdings Inc (4)(7)	Diversified Consumer Services	5.50% (L + 4.50%)	1/20/2021	2/27/2026	3,990,000	3,910,941	4,059,825	1.5%
Great Outdoors Group, LLC (7)	Specialty Retail	5.00% (L + 4.25%)	2/26/2021	3/6/2028	7,114,251	7,061,738	7,153,709	2.6%
Guidehouse LLP (7)	Professional Services	4.09% (L + 4.00%)	4/14/2020	3/14/2025	6,009,905	5,942,814	6,031,360	2.2%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of June 30, 2021

(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Acquisition Date	Maturity Date	Principal / Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
HAH Group Holding Company LLC (7)	Healthcare Providers and Services	6.00% (L + 5.00%)	10/22/2020	10/20/2027	3,542,845	3,488,241	3,561,563	1.3%
Hamilton Projects Acquiror LLC (5)(7)	Electric Utilities	5.75% (L + 4.75%)	6/11/2020	6/11/2027	3,834,193	3,812,197	3,806,395	1.4%
Harbor Freight Tools USA, Inc. (7)	Specialty Retail	3.75% (L + 3.00%)	10/14/2020	11/30/2027	3,482,500	3,450,993	3,487,532	1.3%
Helix Gen Funding, LLC (7)	Independent Power and Renewable Electricity Producers	4.75% (L + 3.75%)	1/31/2020	3/8/2024	4,268,555	4,225,700	4,162,524	1.5%
Help/Systems Holdings, Inc. (7)	Software	4.50% (L + 3.75%)	9/16/2020	11/13/2026	4,949,875	4,906,088	4,964,724	1.8%
HUB International Limited (7)	Insurance	4.00% (L + 3.25%)	4/22/2020	4/25/2025	3,960,025	3,905,888	3,965,292	1.5%
Hyland Software, Inc. (7)	Software	4.25% (L + 3.50%)	9/25/2020	7/1/2024	2,977,041	2,968,191	2,986,031	1.1%
Hyperion Refinance S.a.r.l.	Insurance	4.00% (L + 3.25%)	1/27/2021	11/12/2027	4,689,774	4,642,232	4,692,705	1.7%
Idera, Inc. (7)	Software	4.50% (L + 3.75%)	2/14/2020	6/28/2028	6,440,265	6,400,480	6,453,016	2.4%
Indy US BIDCO, LLC (7)	Professional Services	4.08% (L + 4.00%)	2/5/2021	3/31/2028	1,496,250	1,489,026	1,500,926	0.6%
Infinite Bidco LLC (7)	Electronic Equipment, Instruments and Components	4.25% (L + 3.75%)	2/24/2021	3/2/2028	5,000,000	4,980,180	5,006,250	1.8%
Informatica LLC (7)	Software	3.35% (L + 3.25%)	2/14/2020	2/15/2027	977,575	952,190	973,132	0.4%
Inmar, Inc. (7)	Professional Services	5.00% (L + 4.00%)	1/24/2020	5/1/2024	2,953,846	2,928,447	2,955,692	1.1%
IRB Holding Corporation (7)	Hotels, Restaurants and Leisure	4.25% (L + 3.25%)	11/19/2020	11/19/2027	3,980,000	3,962,712	3,984,677	1.5%
Iridium Satellite LLC (4)(7)	Diversified Telecommunication Services	3.75% (L + 2.75%)	3/6/2020	11/4/2026	4,668,373	4,644,836	4,682,308	1.7%
Ivanti Software, Inc. (7)	IT Services	4.75% (L + 4.00%)	2/17/2021	12/1/2027	997,500	995,032	994,592	0.4%
Ivanti Software, Inc. (7)	IT Services	5.75% (L + 4.75%)	11/20/2020	11/22/2027	4,987,500	4,919,287	5,002,388	1.8%
Jane Street Group, LLC (7)	Diversified Financial Services	2.85% (L + 2.75%)	1/21/2021	1/31/2028	1,492,500	1,490,886	1,487,433	0.5%
Kestrel Acquisition LLC (7)	Independent Power and Renewable Electricity Producers	5.25% (L + 4.25%)	2/25/2020	5/2/2025	1,969,543	1,800,678	1,670,173	0.6%
Kleopatra Finco S.a.r.l (7)	Containers and Packaging	5.25% (L + 4.75%)	2/4/2021	2/4/2026	1,995,000	1,985,464	2,009,963	0.7%
Landry’s Finance Acquisition Co	Hotels, Restaurants and Leisure	13.00% (L + 12.00%)	6/12/2020	10/4/2023	18,875	18,357	21,140	0.0%
LBM Acquisition LLC (5)(7)	Construction Materials	4.50% (L + 3.75%)	12/9/2020	12/31/2027	2,856,477	2,845,119	2,840,110	1.0%
LBM Acquisition LLC (5)(7)(9)	Construction Materials	4.50% (L + 3.75%)	12/9/2020	12/31/2027	424,242	421,570	420,596	0.2%
Life Time, Inc. (7)	Hotels, Restaurants and Leisure	5.75% (L + 4.75%)	1/28/2021	12/10/2024	2,487,500	2,474,514	2,503,047	0.9%
Lightstone Holdco LLC	Independent Power and Renewable Electricity Producers	4.75% (L + 3.75%)	4/7/2020	1/30/2024	1,609,237	1,332,861	1,247,794	0.5%
Lightstone Holdco LLC	Independent Power and Renewable Electricity Producers	4.75% (L + 3.75%)	4/7/2020	1/30/2024	90,763	75,175	70,378	0.0%
Lions Gate Capital Holdings LLC (4)(7)	Media	2.35% (L + 2.25%)	4/1/2020	3/19/2025	983,625	954,887	980,143	0.4%
LogMeIn, Inc. (7)	IT Services	4.83% (L + 4.75%)	8/14/2020	8/31/2027	4,477,500	4,392,575	4,475,754	1.6%
Magenta Buyer LLC (5)(7)	Software	5.75% (L + 5.00%)	5/3/2021	5/3/2028	5,000,000	4,950,000	5,004,375	1.8%
Mauser Packaging Solutions Holding Company (7)	Containers and Packaging	3.40% (L + 3.25%)	4/13/2020	4/3/2024	1,480,720	1,376,593	1,447,752	0.5%
McAfee, LLC (7)	IT Services	3.85% (L + 3.75%)	2/26/2020	9/30/2024	3,549,813	3,537,852	3,554,481	1.3%
Meredith Corporation (4)(7)	Media	5.25% (L + 4.25%)	6/25/2020	1/31/2025	5,459,962	5,397,567	5,587,070	2.1%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of June 30, 2021

(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Acquisition Date	Maturity Date	Principal / Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
MetroNet Systems Holdings, LLC (7)	Diversified Telecommunication Services	4.50% (L + 3.75%)	5/26/2021	5/26/2028	2,250,000	2,243,793	2,256,563	0.8%
Micro Holding Corp. (7)	Interactive Media and Services	4.75% (L + 3.75%)	6/11/2020	9/13/2024	5,601,696	5,547,691	5,620,966	2.1%
Milano Acquisition Corporation (7)	Health Care Technology	4.75% (L + 4.00%)	8/17/2020	8/31/2027	4,978,741	4,926,655	5,003,634	1.8%
Minotaur Acquisition, Inc. (7)	Diversified Financial Services	4.85% (L + 4.75%)	1/24/2020	3/27/2026	5,099,359	5,098,419	5,104,663	1.9%
Mitchell International, Inc. (7)	Software	4.75% (L + 4.25%)	7/6/2020	11/29/2024	3,225,625	3,125,654	3,245,205	1.2%
Moneygram International, Inc. (4)(7)	Consumer Finance	7.00% (L + 6.00%)	3/1/2021	5/22/2023	5,477,144	5,486,399	5,538,269	2.0%
MPH Acquisition Holdings LLC (7)	Healthcare Providers and Services	3.75% (L + 2.75%)	4/13/2020	5/25/2023	2,591,513	2,488,930	2,587,250	0.9%
National Mentor Holdings, Inc. (7)	Healthcare Providers and Services	4.50% (L + 3.75%)	2/18/2021	2/18/2028	189,504	188,609	190,044	0.1%
National Mentor Holdings, Inc. (7)	Healthcare Providers and Services	4.50% (L + 3.75%)	2/18/2021	2/18/2028	6,016,953	5,989,680	6,034,866	2.2%
Navicure, Inc. (7)	Health Care Technology	4.10% (L + 4.00%)	9/15/2020	10/22/2026	2,692,088	2,686,662	2,700,501	1.0%
New Arclin US Holding Corp. (7)	Chemicals	5.00% (L + 4.00%)	2/19/2021	3/2/2026	4,477,689	4,445,630	4,507,085	1.7%
Newport Group Holdings II, Inc. (7)	Diversified Financial Services	3.65% (L + 3.50%)	8/25/2020	9/12/2025	2,969,466	2,893,840	2,957,959	1.1%
Nexus Buyer LLC (7)	Professional Services	3.84% (L + 3.75%)	3/10/2020	10/30/2026	4,525,714	4,439,823	4,522,885	1.7%
NMSC Holdings, Inc. (7)	Healthcare Providers and Services	6.00% (L + 5.00%)	5/14/2021	4/19/2023	4,986,877	4,979,624	4,983,785	1.8%
NorthStar Group Services, Inc. (7)	Commercial Services and Supplies	6.50% (L + 5.50%)	11/9/2020	11/9/2026	2,962,500	2,909,320	2,984,719	1.1%
Numericable U.S. LLC (7)	Media	4.15% (L + 4.00%)	3/31/2020	8/14/2026	3,951,873	3,807,570	3,951,656	1.5%
OneDigital Borrower LLC (7)	Insurance	5.25% (L + 4.50%)	10/30/2020	10/29/2027	5,797,969	5,682,143	5,830,410	2.1%
Oregon Clean Energy, LLC (7)	Independent Power and Renewable Electricity Producers	4.75% (L + 3.75%)	2/25/2020	3/2/2026	5,018,535	4,896,140	4,603,602	1.7%
Osmosis Debt Merger Sub, Inc. (5)(7)	Food Products	4.50% (L + 4.00%)	6/17/2021	6/16/2028	1,511,111	1,502,611	1,517,486	0.6%
Pathway Vet Alliance LLC (7)	Healthcare Providers and Services	3.85% (L + 3.75%)	1/29/2021	3/31/2027	3,462,266	3,400,348	3,458,648	1.3%
Peraton Corp. (7)	Aerospace and Defense	4.50% (L + 3.75%)	2/23/2021	2/1/2028	3,990,000	3,970,652	4,008,554	1.5%
PetVet Care Centers, LLC (7)	Healthcare Providers and Services	4.25% (L + 3.50%)	2/18/2021	2/14/2025	3,464,736	3,457,978	3,479,426	1.3%
Phoenix Guarantor Inc. (7)	Healthcare Providers and Services	3.57% (L + 3.50%)	10/2/2020	3/5/2026	4,975,031	4,931,812	4,951,872	1.8%
Pike Corporation (7)	Construction and Engineering	3.11% (L + 3.00%)	1/15/2021	1/14/2028	1,438,356	1,436,774	1,437,558	0.5%
PODS, LLC (7)	Building Products	3.75% (L + 3.00%)	3/19/2021	3/31/2028	1,995,000	1,985,396	1,993,195	0.7%
PQ Performance Chemicals (5)(7)	Chemicals	4.25% (L + 3.50%)	4/30/2021	4/28/2028	2,000,000	1,990,000	2,005,000	0.7%
Pre-Paid Legal Services, Inc. (5)(7)	Diversified Consumer Services	4.75% (L + 4.00%)	9/11/2020	5/1/2025	1,488,750	1,480,085	1,494,340	0.5%
Presidio Holdings, Inc. (7)	Professional Services	3.61% (L + 3.50%)	2/28/2020	1/31/2027	2,376,000	2,343,525	2,378,602	0.9%
Pretium PKG Holdings, Inc. (7)	Containers and Packaging	4.75% (L + 4.00%)	10/29/2020	11/30/2027	2,487,500	2,460,196	2,497,139	0.9%
Prime Security Services Borrower, LLC (4)(7)	Diversified Consumer Services	3.50% (L + 2.75%)	4/20/2020	5/2/2022	1,791,564	1,764,697	1,791,985	0.7%
Project Alpha Intermediate Holding, Inc. (7)	Software	4.11% (L + 4.00%)	2/10/2021	4/26/2024	3,941,711	3,913,510	3,952,255	1.5%
Project Boost Purchaser, LLC (5)(7)	Professional Services	4.00% (L + 3.50%)	6/21/2021	6/1/2026	5,000,000	4,987,500	5,000,025	1.8%
Proofpoint, Inc. (4)(5)(7)	IT Services	3.75% (L + 3.25%)	6/10/2021	6/9/2028	5,000,000	4,975,000	4,978,150	1.8%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of June 30, 2021

(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Acquisition Date	Maturity Date	Principal / Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
Quest Software US Holdings Inc (5)(7)	Software	4.44% (L + 4.25%)	2/5/2020	5/16/2025	3,462,025	3,462,025	3,465,141	1.3%
Radiate Holdco, LLC (7)	Media	4.25% (L + 3.50%)	2/25/2020	9/11/2026	5,096,258	5,048,451	5,107,317	1.9%
Radiology Partners, Inc. (7)	Healthcare Providers and Services	4.32% (L + 4.25%)	2/26/2020	7/9/2025	3,500,000	3,490,011	3,503,413	1.3%
RealPage, Inc. (4)(7)	Software	3.75% (L + 3.25%)	2/18/2021	2/18/2028	5,000,000	4,987,879	4,990,950	1.8%
Redstone Holdco 2 LP (5)(7)	Software	5.50% (L + 4.75%)	4/16/2021	4/14/2028	4,312,258	4,253,263	4,309,768	1.6%
RegionalCare Hospital Partners Holdings, Inc. (7)	Healthcare Providers and Services	3.85% (L + 3.75%)	2/11/2020	11/14/2025	3,028,873	3,016,477	3,025,390	1.1%
Renaissance Holding Corp (5)(7)	Diversified Consumer Services	3.35% (L + 3.25%)	3/4/2020	7/31/2025	1,988,296	1,978,240	1,970,540	0.7%
Rodan & Fields, LLC (7)	Personal Products	4.07% (L + 4.00%)	3/4/2021	6/16/2025	1,741,026	1,507,182	1,401,526	0.5%
Rohm Holding GMBH (7)	Chemicals	4.98% (L + 4.75%)	2/2/2021	7/31/2026	4,477,215	4,451,868	4,491,206	1.6%
Ryan Specialty Group LLC (7)	Insurance	3.75% (L + 3.00%)	7/23/2020	9/1/2027	1,985,000	1,971,832	1,988,722	0.7%
Sabert Corporation (7)	Containers and Packaging	5.50% (L + 4.50%)	2/26/2020	11/26/2026	4,817,873	4,807,962	4,823,920	1.8%
SCIH Salt Holdings Inc. (7)	Metals and Mining	4.75% (L + 4.00%)	4/13/2020	3/16/2027	3,960,075	3,900,063	3,972,866	1.5%
Severin Acquisition, LLC (7)	Diversified Consumer Services	3.35% (L + 3.25%)	2/26/2020	8/31/2025	3,740	3,603	3,724	0.0%
Shearer’s Foods, LLC (7)	Food Products	4.25% (L + 3.50%)	9/15/2020	9/23/2027	1,699,678	1,688,450	1,703,213	0.6%
Sophia, L.P. (7)	Software	3.90% (L + 3.75%)	9/23/2020	10/31/2027	4,975,000	4,941,836	4,985,373	1.8%
Sotera Health Holdings, LLC (4)(7)	Healthcare Equipment and Supplies	3.25% (L + 2.75%)	1/15/2021	12/11/2026	4,000,000	4,000,000	3,990,840	1.5%
Springer Nature Deutschland GmbH (7)	Media	3.75% (L + 3.00%)	2/26/2021	8/14/2026	2,086,931	2,082,531	2,089,539	0.8%
Surf Holdings, LLC (7)	Software	3.63% (L + 3.50%)	4/16/2020	1/15/2027	1,980,006	1,883,797	1,969,492	0.7%
Surgery Center Holdings, Inc. (4)(7)	Healthcare Providers and Services	4.50% (L + 3.75%)	4/30/2021	9/3/2026	4,738,125	4,715,004	4,763,663	1.7%
Talen Energy Supply, LLC (7)	Independent Power and Renewable Electricity Producers	3.85% (L + 3.75%)	4/9/2020	6/26/2026	3,866,834	3,656,879	3,590,124	1.3%
Tecta America Corp. (7)	Construction and Engineering	5.00% (L + 4.25%)	4/20/2021	4/6/2028	3,697,000	3,692,582	3,708,553	1.4%
The Edelman Financial Engines Centre, LLC (7)	Diversified Financial Services	4.50% (L + 3.75%)	4/13/2020	4/7/2028	4,972,094	4,872,739	4,983,828	1.8%
Thryv, Inc. (4)(7)	Media	9.50% (L + 8.50%)	2/18/2021	2/18/2026	2,622,857	2,548,080	2,664,665	1.0%
TIBCO Software Inc (7)	Software	3.85% (L + 3.75%)	2/13/2020	6/30/2026	2,970,000	2,963,300	2,966,288	1.1%
Tidal Power Holdings, LLC (5)(7)	Independent Power and Renewable Electricity Producers	4.75% (L + 3.75%)	4/1/2021	4/1/2027	4,463,851	4,434,676	4,473,627	1.6%
Tory Burch LLC (7)	Specialty Retail	4.00% (L + 3.50%)	4/15/2021	4/14/2028	2,000,000	1,980,473	1,998,330	0.7%
Tosca Services, LLC (7)	Containers and Packaging	4.25% (L + 3.50%)	2/19/2021	8/18/2027	2,985,000	2,971,996	2,988,731	1.1%
Traverse Midstream Partners LLC (7)	Oil, Gas and Consumable Fuels	6.50% (L + 5.50%)	8/20/2020	9/27/2024	5,203,744	4,869,424	5,236,294	1.9%
Triton Water Holdings, Inc. (5)(7)	Food Products	4.00% (L + 3.50%)	3/17/2021	3/31/2028	5,000,000	4,983,117	5,000,700	1.8%
Truck Hero, Inc. (5)(7)	Auto Components	4.50% (L + 3.75%)	1/20/2021	1/20/2028	5,087,250	5,081,701	5,094,576	1.9%
U.S. Renal Care, Inc. (7)	Healthcare Providers and Services	6.50% (L + 5.50%)	4/23/2021	6/26/2026	500,000	492,660	503,958	0.2%
U.S. Renal Care, Inc. (7)	Healthcare Providers and Services	5.13% (L + 5.00%)	4/8/2020	6/26/2026	3,949,749	3,772,626	3,970,327	1.5%
U.S. Silica Company (4)(7)	Metals and Mining	5.00% (L + 4.00%)	3/9/2021	4/25/2025	2,979,321	2,859,770	2,856,439	1.0%
UKG Inc. (7)	Software	4.00% (L + 3.25%)	6/18/2020	5/4/2026	992,513	980,078	994,949	0.4%
UKG Inc. (7)	Software	3.85% (L + 3.75%)	2/28/2020	4/8/2026	4,433,568	4,413,745	4,441,881	1.6%
Univision Communications Inc. (7)	Media	4.75% (L + 3.75%)	6/15/2020	3/13/2026	4,142,021	4,017,751	4,156,249	1.5%
US Radiology Specialists, Inc., (7)	Healthcare Providers and Services	6.25% (L + 5.50%)	12/11/2020	12/10/2027	3,980,000	3,905,803	4,009,850	1.5%
USI, Inc. (7)	Insurance	3.40% (L + 3.25%)	4/23/2020	12/2/2026	3,959,832	3,929,716	3,928,727	1.4%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of June 30, 2021

(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Acquisition Date	Maturity Date	Principal / Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
VeriFone Systems, Inc. (7)	Commercial Services and Supplies	4.15% (L + 4.00%)	3/4/2020	8/20/2025	2,992,327	2,947,295	2,946,201	1.1%
Verscend Holding Corp. (7)	Health Care Technology	4.10% (L + 4.00%)	3/6/2020	8/27/2025	4,151,845	4,126,076	4,168,162	1.5%
Vision Solutions, Inc. (5)(7)	Software	5.00% (L + 4.25%)	3/19/2021	3/19/2028	6,500,000	6,468,004	6,503,250	2.4%
Watlow Electric Manufacturing Company (7)	Electrical Equipment	4.50% (L + 4.00%)	4/19/2021	3/2/2028	2,119,687	2,122,335	2,127,636	0.8%
White Cap Buyer LLC (7)	Construction Materials	4.50% (L + 4.00%)	10/8/2020	10/8/2027	2,985,000	2,958,037	2,993,985	1.1%
Wilsonart LLC (7)	Building Products	4.50% (L + 3.50%)	3/19/2021	12/18/2026	3,482,134	3,465,194	3,485,546	1.3%
Zelis Cost Management Buyer, Inc. (7)	Health Care Technology	3.59% (L + 3.50%)	2/1/2021	9/30/2026	4,816,919	4,808,670	4,809,405	1.8%
Total First Lien Senior Secured					626,343,729	$617,518,470	$625,344,660	229.5%

Second Lien Senior Secured(2)
Alphabet Holding Company, Inc. (7)	Food Products	7.85% (L + 7.75%)	5/14/2020	9/26/2025	896,875	844,897	900,938	0.3%
Aruba Investments, Inc. (7)	Chemicals	8.50% (L + 7.75%)	10/28/2020	10/27/2028	2,350,000	2,315,858	2,377,413	0.9%
Asurion, LLC (7)	Diversified Consumer Services	5.35% (L + 5.25%)	1/29/2021	2/28/2028	3,500,000	3,500,000	3,532,813	1.3%
DCert Buyer, Inc. (7)	IT Services	7.10% (L + 7.00%)	2/16/2021	2/19/2029	1,500,000	1,496,706	1,517,505	0.6%
Epicor Software Corporation (7)	Software	8.75% (L + 7.75%)	7/23/2020	7/31/2028	1,000,000	986,346	1,035,940	0.4%
Infinite Bidco LLC (7)	Electronic Equipment, Instruments and Components	7.50% (L + 7.00%)	2/24/2021	2/24/2029	2,000,000	1,990,689	2,020,000	0.7%
Informatica LLC (7)	Software	7.13% (L + 0.00%)	2/14/2020	2/14/2025	1,000,000	996,296	1,024,375	0.4%
PowerTeam Services, LLC (7)	Construction and Engineering	8.25% (L + 7.25%)	5/12/2020	3/6/2026	4,810,000	4,387,891	4,794,368	1.8%
Quest Software US Holdings Inc (7)	Software	8.44% (L + 8.25%)	2/11/2020	5/18/2026	1,597,000	1,580,577	1,597,399	0.6%
SK Invictus Intermediate II S.a.r.l. (7)	Software	6.84% (L + 6.75%)	8/27/2020	2/13/2026	1,911,765	1,776,907	1,918,532	0.7%
Total Second Lien Senior Secured					20,565,640	19,876,167	20,719,283	7.7%

Convertible Bonds(2)
Dish Network Corp (4)	Media	3.38%	4/21/2021	8/15/2026	1,000,000	1,024,182	1,024,145	0.4%
Total Convertible Bonds					1,000,000	1,024,182	1,024,145	0.4%

Collateralized Securities and Structured Products - Debt(2)
Barings CLO Ltd (4)	Structured Note	6.94% (L + 6.75%)	1/24/2020	1/20/2028	2,000,000	1,915,791	1,906,900	0.7%
GoldenTree Loan Management US 2021-10A (4)(5)	Structured Note	0.00% (L + 7.79%)	6/28/2021	7/20/2034	1,250,000	1,212,500	1,212,500	0.4%
HPS Loan Management Series 15A-19 (4)	Structured Note	7.04% (L + 6.86%)	8/26/2020	7/22/2032	1,500,000	1,405,205	1,503,759	0.6%
Magnetite CLO Ltd 2015-16A (4)	Structured Note	6.69% (L + 6.50%)	8/11/2020	1/18/2028	1,000,000	795,085	941,320	0.3%
Total Collateralized Securities and Structured Products - Debt					5,750,000	5,328,581	5,564,479	2.0%
Total Debt Investments					653,659,369	$643,747,400	$652,652,567	239.6%

Equity Investments
Custom Truck One Source Inc (4)	Commercial Services and Supplies	NA	4/1/2021	NA	100,000	500,000	952,000	0.3%
Total Equity Investments					100,000	500,000	952,000	0.3%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of June 30, 2021

(Unaudited)

	Number of		Fair	Percentage
	Shares	Cost	Value	of Net Assets
Short-Term Investments
Fidelity Investments Money Market Government Portfolio - Institutional Class, 0.01% (8)	77,388,079	77,388,079	77,388,079	28.4%
Total Short-Term Investments	77,388,079	$77,388,079	$77,388,079	28.4%

Total Investments		$721,635,479	$730,992,646	268.3%
Liabilities in Excess of Other Assets			(458,567,944)	(168.3)%
Net Assets			$272,424,702	100.0%

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

(2)	Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.

(3)	As of June 30, 2021, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.

(4)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2021, 13.5% of the Company’s total assets were in non-qualifying investments.

(5)	Investments or a portion of investments are unsettled as of June 30, 2021.

(6)	As of June 30, 2021, the tax cost of the Company’s investments approximates their amortized cost.

(7)	Security or portion thereof held within Palmer Square BDC Funding I, LLC (“PS BDC Funding”) and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Bank of America, N.A. (“BofA N.A.”) (see Note 6 to the consolidated financial statements).

(8)	7-day effective yield as of June 30, 2021.

(9)	Of the entire $636,364 commitment to LBM Acquisition LLC, $212,121 was unfunded as of June 30, 2021.

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

The Company’s investment objective is to maximize total return, comprised of current income and capital appreciation. The Company’s current investment focus is guided by two strategies that facilitate its investment opportunities and core competencies: (1) investing in corporate debt securities and, to a lesser extent, (2) investing in collateralized loan obligation (“CLO”) structured credit that typically owns corporate debt securities, including the equity and junior debt tranches of CLOs. To a limited extent, the Company may enter into derivatives transactions, which may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of the Company’s portfolio positions from changes in currency exchange rates and market interest rates or to earn income and enhance the Company’s total returns. The Company may receive or purchase warrants or rights to acquire equity or other securities in connection with making a debt investment in a company. During the period January 23, 2020 (Commencement of Operations) through June 30, 2020 and the six months ended June 30, 2021, the Company did not invest in any derivative contracts.

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

Debt Issuance Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs. These expenses are deferred and amortized over the life of the related debt instrument. Debt issuance costs are presented on the consolidated statement of assets and liabilities as a direct deduction from the debt liability. In circumstances in which there is not an associated debt liability amount recorded in the consolidated financial statements when the debt issuance costs are incurred, such debt issuance costs will be reported on the consolidated statement of assets and liabilities as an asset until the debt liability is recorded. As of June 30, 2021, the balance of deferred financing costs was $1.8 million, included in Credit Facility (as defined below), net of $413.9 million on the consolidated statement of assets and liabilities. As of December 31, 2020, the balance of deferred financing costs was $2.1 million, included in Credit Facility (as defined below), net of $393.2 million on the consolidated statement of assets and liabilities.

Income Taxes

The Company has elected, and intends to qualify annually, to be treated as a RIC under Subchapter M of the Code. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends.

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

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Offering Costs

Offering costs in connection with the offering of common stock of the Company were capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the commencement of operations, January 23, 2020. These expenses consisted primarily of legal fees and other costs incurred with Company’s share offerings, the preparation of the Company’s registration statement, and registration fees.

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

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt	$617,518,470	$625,344,660	$554,650,131	$566,459,850
Second-lien senior secured debt	19,876,167	20,719,283	19,407,847	19,975,980
Convertible Bond	1,024,182	1,024,145	-	-
Collateralized securities and structured products - debt	5,328,581	5,564,479	12,937,788	13,615,501
Equity	500,000	952,000	-	-
Short-term investments	77,388,079	77,388,079	53,104,869	53,104,869
Total Investments	$721,635,479	$730,992,646	$640,100,635	$653,156,200

As of June 30, 2021, approximately 15.1% of the investment portfolio at amortized cost and 15.3% of the investment portfolio measured at fair value, respectively, were invested in portfolio companies with foreign domiciles or non-controlled investment companies. As of December 31, 2020, approximately 17.0% of the investment portfolio at amortized cost and 17.2% of the investment portfolio measured at fair value, respectively, were invested in portfolio companies with foreign domiciles or non-controlled investment companies. With respect to the Company’s total assets, 13.5% and 15.5% of the Company’s total assets were in non-qualifying assets as defined by Section 55(a) of the 1940 Act as of June 30, 2021 and December 31, 2020, respectively.

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

The industry composition of investments based on fair value, as a percentage of total investments at fair value, as of June 30, 2021 and December 31, 2020 was as follows:

	June 30, 2021	December 31, 2020
Software	14.3%	13.3%
Healthcare Providers and Services	12.6%	12.0%
Cash and cash equivalents	10.6%	8.1%
Insurance	7.0%	7.7%
Professional Services	5.5%	4.4%
IT Services	4.4%	3.1%
Media	4.3%	4.4%
Diversified Consumer Services	3.2%	3.2%
Diversified Financial Services	3.2%	3.7%
Independent Power and Renewable Electricity Producers	3.1%	3.2%
Commercial Services and Supplies	2.3%	2.8%
Health Care Technology	2.3%	2.3%
Construction and Engineering	2.2%	2.2%
Chemicals	2.0%	1.8%
Containers and Packaging	1.9%	2.4%
Hotels, Restaurants and Leisure	1.9%	3.6%
Interactive Media and Services	1.9%	1.5%
Food Products	1.8%	1.2%
Specialty Retail	1.7%	2.4%
Diversified Telecommunication Services	1.6%	2.2%
Metals and Mining	1.6%	1.3%
Building Products	1.4%	1.1%
Auto Components	1.1%	-%
Electronic Equipment, Instruments and Components	1.0%	-%
Oil, Gas and Consumable Fuels	1.0%	1.7%
Construction Materials	0.9%	0.6%
Consumer Finance	0.8%	-%
Structured Note	0.8%	2.1%
Pharmaceuticals	0.7%	1.0%
Aerospace and Defense	0.5%	0.7%
Airlines	0.5%	-%
Electric Utilities	0.5%	0.8%
Healthcare Equipment and Supplies	0.5%	1.1%
Wireless Telecommunication Services	0.3%	0.9%
Electrical Equipment	0.3%	-%
Personal Products	0.2%	-%
Leisure Products	0.1%	0.8%
Internet and Direct Marketing Retail	-%	0.5%
Technology Hardware, Storage and Peripherals	-%	0.5%
Capital Markets	-%	0.4%
Energy Equipment and Services	-%	0.3%
Real Estate Investment Trusts (REITs)	-%	0.3%
Textiles, Apparel and Luxury Goods	-%	0.3%
Transportation Infrastructure	-%	0.1%
Total	100.0%	100.0%

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

Investments in private investment companies measured based upon net asset value as a practical expedient to determine fair value are not required to be categorized in the fair value hierarchy. As of each of June 30, 2021 and December 31, 2020, there were no investments accounted for using the practical expedient.

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

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the fair value hierarchy of investments as of June 30, 2021:

	Fair Value Hierarchy as of June 30, 2021
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$-	$625,344,660	$-	$625,344,660
Second-lien senior secured debt	-	20,719,283	-	20,719,283
Convertible Bond	-	1,024,145	-	1,024,145
Collateralized securities and structured products - debt	-	5,564,479	-	5,564,479
Equity	952,000	-	-	952,000
Short Term Investments	77,388,079	-	-	77,388,079
Total Investments	$78,340,079	$652,652,567	$-	$730,992,646

The following table presents the fair value hierarchy of investments as of December 31, 2020:

	Fair Value Hierarchy as of December 31, 2020
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$-	$566,459,850	$-	$566,459,850
Second-lien senior secured debt	-	19,975,980	-	19,975,980
Collateralized securities and structured products - debt	-	13,615,501	-	13,615,501
Short Term Investments	53,104,869	-	-	53,104,869
Total Investments	$53,104,869	$600,051,331	$-	$653,156,200

For the six months ended June 30, 2021 and the period January 23, 2020 (Commencement of Operations) through June 30, 2020, the Company did not recognize any transfers to or from Level 3.

Debt Not Carried at Fair Value

The fair value of the Credit Facility, which would be categorized as Level 3 within the fair value hierarchy as of June 30, 2021, approximates its carrying value because the Credit Facility has variable interest based on selected short term rates.

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, BDCs are permitted to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 150% after such borrowing. As of June 30, 2021, the Company’s asset coverage ratio was 166%.

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

Debt obligations consisted of the following as of June 30, 2021:

	June 30, 2021
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Credit Facility	$475,000,000	$415,000,000	$60,000,000	$413,907,069
Total debt	$475,000,000	$415,000,000	$60,000,000	$413,907,069

(1)	The amount available reflects any limitations related to the Credit Facility’s borrowing base.
(2)	The carrying value of the Credit Facility is presented net of deferred financing costs of $1.762 million.

Debt obligations consisted of the following as of December 31, 2020:

	December 31, 2020
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Credit Facility	$475,000,000	$395,000,000	$80,000,000	$393,152,103
Total debt	$475,000,000	$395,000,000	$80,000,000	$393,152,103

(1)	The amount available reflects any limitations related to the Credit Facility’s borrowing base.
(2)	The carrying value of the Credit Facility is presented net of deferred financing costs of $2.122 million.

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Average debt outstanding during the six months ended June 30, 2021, and the period January 23, 2020 (Commencement of Operations) through June 30, 2020, was $406.7 million and $104.3 million, respectively.

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

For the three and six months ended June 30, 2021 and the three months ended June 30, 2020 and period January 23, 2020 (Commencement of Operations) through June 30, 2020, the components of interest expense with respect to the Credit Facility were as follows:

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Period January 23, 2020 (Commencement of Operations) through
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest expense	$1,570,266	$1,164,414	$3,062,779	$1,367,129
Amortization of debt issuance costs	130,013	110,173	258,597	147,324
Total interest expense	$1,700,279	$1,274,587	$3,321,376	$1,514,453
Average interest rate	1.40%	1.64%	1.42%	1.66%

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

As of both June 30, 2021 and December 31, 2020, we had no principal outstanding and $150 million of available Commitments under the WF Credit Facility.

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

For the three and six months ended June 30, 2021, the components of interest expense with respect to the WF Credit Facility were as follows:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2021	June 30, 2021
Interest expense	$189,583	$377,083
Amortization of debt issuance costs	50,630	100,704
Total interest expense	$240,213	$477,787
Average interest rate

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

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 7. Share Transactions

Offering Proceeds

During the six months ended June 30, 2021 and the period January 23, 2020 (Commencement of Operations) through June 30, 2020, the Company issued and sold 632,597 shares at an aggregate purchase price of $13.0 million and 12,313,059 shares at an aggregate purchase price of $233.8 million, respectively. These amounts include shares issued in reinvestment.

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

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 8. Commitments and Contingencies

As of June 30, 2021 and December 31, 2020, the Company had an aggregate of $5.3 million and $1.3 million, respectively, of unfunded commitments to provide debt financing to its portfolio companies. As of each of June 30, 2021 and December 31, 2020, there were no capital calls or draw requests made by the portfolio companies to fund these commitments. Such commitments are generally up to the Company’s discretion to approve or are subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statement of assets and liabilities and are not reflected in the Company’s consolidated statement of assets and liabilities.

A summary of the composition of the unfunded commitments as of June 30, 2021 is shown in the table below:

		As of
	Expiration Date(1)	June 30, 2021
HAH Group Holding Company LLC	10/28/2027	$448,276
LBM Acquisition LLC	12/18/2027	212,121
MetroNet Systems Holdings, LLC	6/2/2028	250,000
National Mentor Holdings, Inc.	2/18/2028	279,329
OneDigital Borrower LLC	11/16/2027	187,500
Osmosis Debt Merger Sub, Inc.	6/16/2028	188,889
Redstone Holdco 2 LP	4/14/2028	1,687,742
Vocus Group	5/26/2028	2,000,000
Total unfunded commitments		$5,253,857

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

A summary of the composition of the unfunded commitments as of December 31, 2020 is shown in the table below:

	Expiration Date(1)	As of December 31, 2020
HAH Group Holding Company LLC	10/28/2027	$448,276
LBM Acquisition LLC	12/18/2027	272,727
OneDigital Borrower LLC	11/16/2027	539,063
Total unfunded commitments		$1,260,066

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2021, management is not aware of any pending or threatened litigation.

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of June 30, 2021, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of common stock for the three and six months ended June 30, 2021 and the three months ended June 30, 2020 and period January 23, 2020 (Commencement of Operations) through June 30, 2020:

	For the Three Months Ended		For the Six Months Ended	For the Period January 23, 2020 (Commencement of Operations) through
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net increase (decrease) in net assets resulting from operations	$5,037,161	$31,931,004	$10,381,153	$(1,597,932)
Weighted average shares of common stock outstanding - basic and diluted	13,095,892	12,057,805	12,924,024	9,690,281
Earnings (loss) per share of common stock - basic and diluted	$0.38	$2.65	$0.80	$(0.16)

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 10. Financial Highlights

The following per share of common stock data has been derived from information provided in the unaudited financial statements. The following is a schedule of financial highlights for the six months ended June 30, 2021 and the period January 23, 2020 (Commencement of Operations) through June 30, 2020:

	For the Six Months Ended	For the Period January 23, 2020 (Commencement of Operations) through
Per Common Share Operating Performance	June 30, 2021	June 30, 2020
Net Asset Value, Beginning of Period	$20.15	$20.00

Results of Operations:
Net Investment Income(1)	0.79	0.40
Net Realized and Unrealized Gain (Loss) on Investments(1)(4)	0.02	(1.54)
Net Increase (Decrease) in Net Assets Resulting from Operations	0.81	(1.14)

Distributions to Common Stockholders
Distributions from Net Investment Income	(0.31)	(0.04)
Net Decrease in Net Assets Resulting from Distributions	(0.31)	(0.04)

Net Asset Value, End of Period	$20.65	$18.82

Shares Outstanding, End of Period	13,195,402	12,313,059

Ratio/Supplemental Data
Net assets, end of period	$272,424,702	$231,670,505
Weighted-average shares outstanding	12,924,024	9,690,281
Total Return(3)	5.61%	(5.70%)
Portfolio turnover	36%	12%
Ratio of operating expenses to average net assets without waiver(2)	5.80%	5.44%
Ratio of operating expenses to average net assets with waiver(2)	5.55%	5.19%
Ratio of net investment income (loss) to average net assets without waiver(2)	7.52%	4.79%
Ratio of net investment income (loss) to average net assets with waiver(2)	7.77%	5.04%

(1)	The per common share data was derived by using weighted average shares outstanding.
(2)	The ratios reflect an annualized amount.
(3)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. Total return is not annualized. Assumes reinvestment of distributions.
(4)	Realized and unrealized gains and losses per share in this caption are balancing amounts necessary to reconcile the change in net asset value per share for the period, and may not reconcile with the aggregate gains and losses in the Consolidated Statement of Operations due to share transactions during the period.

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 11. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements except for the following:

On July 1, 2021, the Company issued and sold 50,363 shares of its common stock at an aggregate purchase price of $1.04 million. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

On August 12, 2021, the Company declared a distribution of $0.25 per share for holders of record as of August 17, 2021, of which a cash distribution is payable on August 18, 2021 and the remainder will be paid in common stock through the Company’s dividend reinvestment plan.

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

Portfolio and Investment Activity

As of June 30, 2021, our weighted average total yield to maturity of debt and income producing securities at fair value was 5.02%, and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 5.35%.

As of December 31, 2020, our weighted average total yield to maturity of debt and income producing securities at fair value was 4.96%, and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 5.49%.

As of June 30, 2021, we had 197 debt and equity investments in 178 portfolio companies with an aggregate fair value of approximately $653.6 million.

As of December 31, 2020, we had 202 debt and private investments in 181 portfolio companies with an aggregate fair value of approximately $600.1 million.

Our investment activity for the three and six months ended June 30, 2021 and the three months ended June 30, 2020 and period January 23, 2020 (Commencement of Operations) through June 30, 2020 is presented below (information presented herein is at amortized cost unless otherwise indicated).

	For the Three Months Ended		For the Six Months Ended	For the Period January 23, 2020 (Commencement of Operations) through
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
New investments:
Gross investments	$104,356,232	$267,534,194	$277,427,052	$625,983,525
Less: sold investments	(88,747,103)	(31,034,616)	(224,133,758)	(35,326,132)
Total new investments	15,609,129	236,499,578	53,293,294	590,657,393

Principal amount of investments funded:
First-lien senior secured debt investments	$101,618,732	$255,850,366	$266,717,052	$597,139,324
Second-lien senior secured debt investments	-	5,130,350	7,972,500	14,205,928
Corporate bonds	-	3,753,478	-	4,581,398
Convertible bonds	1,025,000	-	1,025,000	-
Collateralized securities and structured products - debt	1,212,500	2,800,000	1,212,500	10,056,875
Common stock	500,000	-	500,000	-
Total principal amount of investments funded	104,356,232	267,534,194	277,427,052	625,983,525

Principal amount of investments sold:
First-lien senior secured debt investments	79,866,228	29,480,022	213,252,883	32,944,702
Second-lien senior secured debt investments	1,153,125	(467)	1,153,125	(1,551)
Corporate Bonds	-	1,555,061	-	2,382,981
Convertible bonds	-	-	-	-
Collateralized securities and structured products - debt	7,727,750	-	9,727,750	-
Common stock	-	-	-	-
Total principal amount of investments sold or repaid	88,747,103	31,034,616	224,133,758	35,326,132

Number of new investment commitments	27	87	80	237
Average new investment commitment amount	$3,005,848	$2,095,848	$3,298,525	$2,621,533
Weighted average maturity for new investment commitments	6.14 years	4.82 years	5.85 years	5.33 years
Percentage of new debt investment commitments at floating rates	98.77%	98.70%	99.62%	99.47%
Percentage of new debt investment commitments at fixed rates	1.23%	1.30%	0.38%	0.53%
Weighted average interest rate of new investment commitments	4.52%	4.21%	4.57%	4.26%
Weighted average spread over LIBOR of new floating rate investment commitments	4.03%	3.62%	4.01%	3.64%
Weighted average interest rate on investment sold or paid down	4.02%	3.50%	4.09%	3.52%

As of June 30, 2021 and December 31, 2020, our investments consisted of the following:

	June 30, 2021		December 31, 2020
	Amortized	Fair	Amortized	Fair
Investments:	Cost	Value	Cost	Value
First-lien senior secured debt	$617,518,470	$625,344,660	$554,650,131	$566,459,850
Second-lien senior secured debt	19,876,167	20,719,283	19,407,847	19,975,980
Convertible Bond	1,024,182	1,024,145	-	-
Collateralized securities and structured products - debt	5,328,581	5,564,479	12,937,788	13,615,501
Equity	500,000	952,000	-	-
Short-term investments	77,388,079	77,388,079	53,104,869	53,104,869
Total Investments	$721,635,479	$730,992,646	$640,100,635	$653,156,200

The table below describes investments by industry composition based on fair value as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Software	14.3%	13.3%
Healthcare Providers and Services	12.6%	12.0%
Cash and cash equivalents	10.6%	8.1%
Insurance	7.0%	7.7%
Professional Services	5.5%	4.4%
IT Services	4.4%	3.1%
Media	4.3%	4.4%
Diversified Consumer Services	3.2%	3.2%
Diversified Financial Services	3.2%	3.7%
Independent Power and Renewable Electricity Producers	3.1%	3.2%
Commercial Services and Supplies	2.3%	2.8%
Health Care Technology	2.3%	2.3%
Construction and Engineering	2.2%	2.2%
Chemicals	2.0%	1.8%
Containers and Packaging	1.9%	2.4%
Hotels, Restaurants and Leisure	1.9%	3.6%
Interactive Media and Services	1.9%	1.5%
Food Products	1.8%	1.2%
Specialty Retail	1.7%	2.4%
Diversified Telecommunication Services	1.6%	2.2%
Metals and Mining	1.6%	1.3%
Building Products	1.4%	1.1%
Auto Components	1.1%	-%
Electronic Equipment, Instruments and Components	1.0%	-%
Oil, Gas and Consumable Fuels	1.0%	1.7%
Construction Materials	0.9%	0.6%
Consumer Finance	0.8%	-%
Structured Note	0.8%	2.1%
Pharmaceuticals	0.7%	1.0%
Aerospace and Defense	0.5%	0.7%
Airlines	0.5%	-%
Electric Utilities	0.5%	0.8%
Healthcare Equipment and Supplies	0.5%	1.1%
Wireless Telecommunication Services	0.3%	0.9%
Electrical Equipment	0.3%	-%
Personal Products	0.2%	-%
Leisure Products	0.1%	0.8%
Internet and Direct Marketing Retail	-%	0.5%
Technology Hardware, Storage and Peripherals	-%	0.5%
Capital Markets	-%	0.4%
Energy Equipment and Services	-%	0.3%
Real Estate Investment Trusts (REITs)	-%	0.3%
Textiles, Apparel and Luxury Goods	-%	0.3%
Transportation Infrastructure	-%	0.1%
Total	100.0%	100.0%

The table below shows the weighted average yields and interest rate of our debt investments at fair value as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Weighted average total yield of debt and income producing securities	5.02%	4.96%
Weighted average interest rate of debt and income producing securities	4.57%	4.73%
Weighted average spread over LIBOR of all floating rate investments	4.01%	4.14%

Results of Operations

The following table represents the operating results for the three and six months ended June 30, 2021 and the three months ended June 30, 2020 and period January 23, 2020 (Commencement of Operations) through June 30, 2020:

	For the Three Months Ended		For the Six Months Ended	For the Period January 23, 2020 (Commencement of Operations) through
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Total investment income	$7,869,228	$6,409,072	$17,544,103	$7,862,220
Less: Net expenses	3,673,024	2,786,675	7,310,151	3,989,233
Net investment income	4,196,204	3,622,397	10,233,952	3,872,987
Net realized gains (losses) on investments	2,712,837	384,174	3,845,495	602,564
Net change in unrealized gains (losses) on investments	(1,871,880)	27,924,433	(3,698,294)	(6,073,483)
Net increase (decrease) in net assets resulting from operations	$5,037,161	$31,931,004	$10,381,153	$(1,597,932)

Investment Income

Investment income for the three and six months ended June 30, 2021 and the three months ended June 30, 2020 and period January 23, 2020 (Commencement of Operations) through June 30, 2020, was as follows:

	For the Three Months Ended		For the Six Months Ended	For the Period January 23, 2020 (Commencement of Operations) through
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest from investments	$7,791,222	$6,357,007	$17,194,658	$7,626,612
Dividend income	1,233	36,936	2,636	220,479
Other income	76,773	15,129	346,809	15,129
Total investment income	$7,869,228	$6,409,072	$17,544,103	$7,862,220

For the three and six months ended June 30, 2021, total investment income was driven by interest income from our investments. For the three months ended June 30, 2020 and period January 23, 2020 (Commencement of Operations) through June 30, 2020, total investment income was driven by our deployment of capital and interest income from our investments. The size of our investment portfolio at fair value increased from $0.00 as of January 23, 2020 to $618.9 million as of June 30, 2020. The size of our investment portfolio at fair value increased from $600.1 million as of December 31, 2020 to $653.6 million as of June 30, 2021. All investments were income producing, and there were no loans on non-accrual status as of June 30, 2021.

Expenses

Operating expenses for the three and six months ended June 30, 2021 and the three months ended June 30, 2020 and period January 23, 2020 (Commencement of Operations) through June 30, 2020, was as follows:

	For the Three Months Ended		For the Six Months Ended	For the Period January 23, 2020 (Commencement of Operations) through
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest and debt financing expenses	$1,940,492	$1,274,587	$3,799,163	$1,514,453
Management fees	1,346,607	1,059,044	2,632,869	1,533,722
Other operating expenses	534,306	564,261	1,167,557	973,365
Initial organization	-	-	-	122,199
Directors fees	19,945	21,163	39,671	37,209
Management fee waiver	(168,326)	(132,380)	(329,109)	(191,715)
Net expenses	$3,673,024	$2,786,675	$7,310,151	$3,989,233

Net expenses for the three months ended June 30, 2021 were $3.7 million, which consisted of $1.9 million in interest and debt financing, $1.3 million in management fees, $534 thousand in other operating expenses, and $20 thousand in directors fees offset by $168 thousand in management fee waiver from the Investment Advisor. Net expenses for the six months ended June 30, 2021 were $7.3 million, which consisted of $3.8 million in interest and debt financing, $2.6 million in management fees, $1.2 million in other operating expenses, and $40 thousand in directors fees offset by $329 thousand in management fee waiver from the Investment Advisor.

Net expenses for the three months ended June 30, 2020 were $2.8 million, which consisted of $1.3 million in interest and debt financing, $1.1 million in management fees, $564 thousand in other operating expenses, and $21 thousand in directors fees offset by $132 thousand in management fee waiver from the Investment Advisor. Net expenses for the period from January 23, 2020 (Commencement of Operations) through June 30, 2020 were $4.0 million, which consisted of $1.5 million in interest and debt financing, $1.5 million in management fees, $122 thousand in initial organization expenses, $1.0 million in other operating expense, and $37 thousand in directors fees offset by $192 thousand in management fee waiver from the Investment Advisor.

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and six months ended June 30, 2021 and the three months ended June 30, 2020 and period January 23, 2020 (Commencement of Operations) through June 30, 2020, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the Three Months Ended		For the Six Months Ended	For the Period January 23, 2020 (Commencement of Operations) through
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Unrealized gains on investments	$1,577,867	$31,450,573	$5,571,105	$6,451,603
Unrealized (losses) on investments	(3,449,747)	(3,526,140)	(9,269,399)	(12,525,086)
Net change in unrealized gains (losses) on investments	$(1,871,880)	$27,924,433	$(3,698,294)	$(6,073,483)

The change in unrealized depreciation for the three months ended June 30, 2021 totaled $1.9 million, and the change in unrealized appreciation for the three months ended June 30, 2020 totaled $27.9 million. For the three months ended June 30, 2021, this consisted of unrealized depreciation of $40 thousand related to existing portfolio investments and unrealized appreciation of $1.6 million related to new portfolio investments, and net unrealized depreciation of $3.5 million related to exited portfolio investments (a portion of which has been reclassified to realized gains). For the three months ended June 30, 2020, this consisted of net unrealized appreciation of $21.3 million related to existing portfolio investments and unrealized appreciation of $0.4 million related to new portfolio investments, and net unrealized appreciation of $6.2 million related to exited portfolio investments (a portion of which has been reclassified to realized gains).

The change in unrealized depreciation for the six months ended June 30, 2021 and the period from January 23, 2020 (Commencement of Operations) through June 30, 2020 totaled $3.7 million and $6.1 million, respectively. For the six months ended June 30, 2021, this consisted of net unrealized depreciation of $0.5 million related to existing portfolio investments and unrealized appreciation of $3.4 million related to new portfolio investments, and net unrealized depreciation of $6.6 million related to exited portfolio investments (a portion of which has been reclassified to realized gains). The change in net unrealized depreciation for the period from January 23, 2020 (Commencement of Operations) through June 30, 2020 was related to the appreciation of our investments in Prairie ECI Acquiror LP, NAB Holdings T/L, and APID 2013-15A ERR 04/20/2031 among other existing portfolio investments.

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

During the six months ended June 30, 2021, we experienced a net increase in cash and cash equivalents of $336 thousand. During the period, net cash used in operating activities was $25.1 million, primarily as a result of fundings of portfolio investments (excluding investments in short-term money market funds) of $276.6 million, partially offset by proceeds received from sale of investments of $223.3 million. We invested in short-term money market funds during the period, and as of the end of the period we held $77.4 million in fair value of short-term money market funds. During the same period, net cash provided by financing activities was $25.4 million, primarily consisting of $20.4 million of net borrowing under the Credit Facility and proceeds from the issuance of common stock of $8.3 million, partially offset by distributions paid in cash of $3.3 million.

During the period January 23, 2020 (Commencement of Operations) through June 30, 2020, we experienced a net increase in cash and cash equivalents of $715 thousand. During the period, net cash used in operating activities was $566.5 million, primarily as a result of fundings of portfolio investments (excluding investments in short-term money market funds) of $626.0 million, partially offset by proceeds received from sale of investments of $36.4 million. We invested in short-term money market funds during the period, and as of the end of the period we held $34.3 million in fair value of short-term money market funds. During the same period, net cash provided by financing activities was $567.2 million, primarily consisting of $335.2 million of net borrowing under the Credit Facility and proceeds from the issuance of common stock of $233.5 million.

As of June 30, 2021 and June 30, 2020, we had cash and cash equivalents of $1.0 million and $0.7 million, respectively. As of June 30, 2021, we had $415 million principal outstanding under the Credit Facility and no principal outstanding under the WF Credit Facility. As of June 30, 2020, we had approximately $335.0 million principal outstanding under the Credit Facility and had not entered into the WF Credit Facility and therefore had no principal outstanding under the WF Credit Facility.

During the six months ended June 30, 2021 and the period January 23, 2020 (Commencement of Operations) through June 30, 2020, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	June 30, 2021			June 30, 2020
	Capital Commitments	Unfunded Capital Commitments(1)	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common stock	$9,361,074	$1,040,000	89%	$233,470,000	$-	100%

(1)	100% of the unfunded commitments were drawn down in July 2021.

As a BDC, we are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. As of June 30, 2021, our asset coverage ratio was 166%.

Capital Contributions

During the six months ended June 30, 2021 and the period January 23, 2020 (Commencement of Operations) through June 30, 2020, the Company issued and sold 632,597 shares at an aggregate purchase price of $13.0 million and 12,313,059 shares at an aggregate purchase price of $233.8 million, respectively. These amounts include shares issued in reinvestment.

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

As of June 30, 2021, we had approximately $415 million principal outstanding and $60 million of available Commitments under the Credit Facility, and PS BDC Funding was in compliance with the applicable covenants in the Credit Facility on such date.

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

As of June 30, 2021, we had no principal outstanding and $150 million of available Commitments under the WF Credit Facility.

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

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at June 30, 2021 is as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility, Net	$413,907,069	$-	$413,907,069	$-	$-
Total contractual obligations	$413,907,069	$-	$413,907,069	$-	$-

Off-Balance Sheet Arrangements

Unfunded commitments to provide funds to portfolio companies are not recorded on our consolidated statements of assets and liabilities. Our unfunded commitments may be significant from time to time. Unfunded commitments may expire without being drawn upon and the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2021 and December 31, 2020, we had eight unfunded commitments totaling $5.3 million, and three unfunded commitments totaling $1.3 million, respectively. See “Note 8. Commitments and Contingencies” in the notes to the accompanying consolidated financial statements for specific identification of the unfunded commitments. We believe we maintain sufficient liquidity in the form of cash (including restricted cash, if any), receivables and borrowing capacity to fund these unfunded commitments should the need arise. See Financial Condition, Liquidity and Capital Resources above.

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

Assuming that the consolidated statement of assets and liabilities as of June 30, 2021 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rate.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(1,634,398)	$(1,037,500)	$(596,898)
Up 100 basis points	6,537,594	4,150,000	$2,387,594
Up 200 basis points	13,075,187	8,300,000	$4,775,187
Up 300 basis points	19,612,781	12,450,000	$7,162,781

The data in the table is based on the Company’s current statement of assets and liabilities. As of June 30, 2021, the Company had $45.6 million in net purchases that had not yet settled. After settlement of these purchases, the change in interest expense will be larger as a result of the increase in the amount borrowed under the credit facility. The table does not include any change in interest income from the Company’s money market investments.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes during the six months ended June 30, 2021 to the risk factors discussed in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2021, the Company issued and sold 632,597 shares of its common stock at an aggregate purchase price of $13.0 million. These amounts include shares issued in reinvestment. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof. The Company relied, in part, upon representations from the investors in the subscription agreements that each investor was an accredited investor as defined in Regulation D under the Securities Act. We did not engage in general solicitation or advertising, and did not offer securities to the public, in connection with such issuances and sales.

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

Palmer Square Capital BDC Inc.

Date: August 13, 2021	/s/ Christopher D. Long
	Name:	Christopher D. Long
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Date: August 13, 2021	/s/ Jeffrey D. Fox
	Name:	Jeffrey D. Fox
	Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)