Form 10-Q
period 2021-09-30
Palmer Square Capital BDC Inc.
filed 2021-11-15
CIK 1794776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 15, 2021, the registrant had 21,844,856 shares of common stock, $0.001 par value per share, outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION	1
Item 1.	Consolidated Financial Statements (Unaudited)	1
	Consolidated Statements of Assets and Liabilities as of September 30, 2021 (Unaudited) and December 31, 2020	1
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021 and Three Months Ended September 30, 2020 and Period January 23, 2020 (Commencement of Operations) through September 30, 2020 (Unaudited)	2
	Consolidated Statements of Changes in Net Assets for the Three and Nine Months Ended September 30, 2021 and Three Months Ended September 30, 2020 and Period January 23, 2020 (Commencement of Operations) through September 30, 2020 (Unaudited)	3
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and Period January 23, 2020 (Commencement of Operations) through September 30, 2020 (Unaudited)	4
	Consolidated Schedules of Investments as of September 30, 2021 (Unaudited) and December 31, 2020	5
	Notes to Consolidated Financial Statements (Unaudited)	21
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	54
Item 4.	Controls and Procedures	55

PART II.	OTHER INFORMATION	56
Item 1.	Legal Proceedings	56
Item 1A.	Risk Factors	56
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56
Item 3.	Defaults Upon Senior Securities	56
Item 4.	Mine Safety Disclosures	56
Item 5.	Other Information	56
Item 6.	Exhibits	57

Signatures		58

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Assets and Liabilities

	September 30, 2021 (Unaudited)	December 31, 2020

Assets:
Non-controlled, non-affiliated investments, at fair value (amortized cost of $868,408,356 and $640,100,635, respectively)	$877,108,539	$653,156,200
Cash and cash equivalents	10,990,608	682,579
Receivables:
Receivable for sales of investments	7,337,136	11,762,002
Receivable for paydowns of investments	450,651	121,391
Due from investment adviser	186,349	155,353
Dividend receivable	721	345
Interest receivable	2,098,998	1,612,231
Total Assets	$898,173,002	$667,490,101

Liabilities:
Credit facility, net (Note 6)	$424,540,770	$393,152,103
Payables:
Payable for investments purchased	156,209,351	15,553,450
Distributions payable	-	3,894,470
Management fee payable	1,490,796	1,242,821
Directors fee payable	8,586	5,000
Accrued other general and administrative expenses	2,996,231	497,286
Total Liabilities	$585,245,734	$414,345,130

Commitments and contingencies (Note 8)

Net Assets:
Common Shares, $0.001 par value; 450,000,000 shares authorized; 15,113,817 and 12,562,805 as of September 30, 2021 and December 31, 2020, respectively issued and outstanding	$15,114	12,563
Additional paid-in capital	290,682,744	238,204,363
Total distributable earnings (accumulated deficit)	22,229,410	14,928,045
Total Net Assets	$312,927,268	$253,144,971
Total Liabilities and Net Assets	$898,173,002	$667,490,101
Net Asset Value Per Common Share	$20.70	$20.15

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30		For the Nine Months Ended September 30,	For the Period January 23, 2020 (Commencement of Operations) through September 30,
	2021	2020	2021	2020
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$8,722,685	$7,780,219	$25,917,343	$15,406,831
Dividend income	2,775	5,952	5,412	226,431
Other income	150,489	139,832	497,298	154,961
Total investment income from non-controlled, non-affiliated investments	8,875,949	7,926,003	26,420,053	15,788,223
Total Investment Income	8,875,949	7,926,003	26,420,053	15,788,223

Expenses:
Interest expense	1,943,517	1,535,483	5,742,680	3,049,936
Management fees	1,490,796	1,171,055	4,123,665	2,704,777
Professional fees	172,693	449,023	556,802	842,163
Directors fees	20,164	21,396	59,836	58,605
Offering costs	-	134,601	-	368,691
Initial organization	-	-	-	122,199
Other general and administrative expenses	525,211	335,380	1,308,659	681,515
Total Expenses	4,152,381	3,646,938	11,791,642	7,827,886
Less: Management fee waiver (Note 3)	(186,349)	(146,382)	(515,458)	(338,097)
Net expenses	3,966,032	3,500,556	11,276,184	7,489,789
Net Investment Income (Loss)	4,909,917	4,425,447	15,143,869	8,298,434

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses):
Non-controlled, non-affiliated investments	489,555	(1,692,439)	4,335,050	(1,089,875)
Total net realized gains (losses)	489,555	(1,692,439)	4,335,050	(1,089,875)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(673,345)	12,666,184	(4,371,638)	6,592,701
Total net change in unrealized gains (losses)	(673,345)	12,666,184	(4,371,638)	6,592,701
Total realized and unrealized gains (losses)	(183,790)	10,973,745	(36,588)	5,502,826

Net Increase (Decrease) in Net Assets Resulting from Operations	$4,726,127	15,399,192	$15,107,281	13,801,260

Per Common Share Data:
Basic and diluted net investment income per common share	$0.34	0.36	$1.13	0.78
Basic and diluted net increase in net assets resulting from operations	$0.33	1.24	$1.12	1.29
Weighted Average Common Shares Outstanding - Basic and Diluted	14,429,113	12,373,456	13,431,233	10,669,852

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the Three Months Ended September 30		For the Nine Months Ended September 30,	For the Period January 23, 2020 (Commencement of Operations) through September 30,
	2021	2020	2021	2020
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$4,909,917	$4,425,447	$15,143,869	$8,298,434
Net realized gains (losses) on investments and foreign currency transactions	489,555	(1,692,439)	4,335,050	(1,089,875)
Net change in unrealized gains (losses) on investments, foreign currency translations, and foreign currency exchange contracts	(673,345)	12,666,184	(4,371,638)	6,592,701
Net Increase (Decrease) in Net Assets Resulting from Operations	4,726,127	15,399,192	15,107,281	13,801,260

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(3,738,707)	(3,325,960)	(7,805,916)	(3,814,568)
Net Decrease in Net Assets Resulting from Stockholder Distributions	(3,738,707)	(3,325,960)	(7,805,916)	(3,814,568)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	37,227,700	97,867	45,548,774	233,567,867
Reinvestment of distributions	2,287,446	1,986,953	6,932,158	2,272,498
Net Increase in Net Assets Resulting from Capital Share Transactions	39,515,146	2,084,820	52,480,932	235,840,365
Total Increase (Decrease) in Net Assets	40,502,566	14,158,052	59,782,297	245,827,057
Net Assets, Beginning of Period	272,424,702	231,670,505	253,144,971	1,500
Net Assets, End of Period	$312,927,268	$245,828,557	$312,927,268	$245,828,557

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	For the Nine Months Ended	For the Period January 23, 2020 (Commencement of Operations) through
	September 30, 2021	September 30, 2020
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$15,107,281	$13,801,260
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gains)/losses on investments	(4,335,050)	1,089,875
Net change in unrealized (gains)/losses on investments	4,371,638	(6,592,701)
Net accretion of discount on investments	(171,257)	(1,241,149)
Purchases of short-term investments	(329,327,621)	(548,089,893)
Purchases of portfolio investments	(521,946,955)	(785,864,108)
Proceeds from sale of short-term investments	318,059,444	511,328,612
Proceeds from sale of portfolio investments	309,397,462	169,183,002
Amortization of deferred financing cost	541,068	(258,707)
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in receivable for sales of investments	4,424,866	(32,530,708)
(Increase)/decrease in interest and dividends receivable	(487,143)	(1,456,198)
(Increase)/decrease in due from investment adviser	(30,996)	(146,385)
(Increase)/decrease in receivable for paydowns of investments	(329,260)	(57,340)
(Increase)/decrease in prepaid expenses and other assets	-	(134,601)
Increase/(decrease) in payable for investments purchased	140,655,901	73,864,582
Increase/(decrease) in management fees payable	247,975	1,171,078
Increase/(decrease) in directors fee payable	3,586	2,355
Increase/(decrease) in accrued other general and administrative expenses	2,498,945	739,239
Net cash used in operating activities	(61,320,116)	(605,191,787)

Cash Flows from Financing Activities:
Borrowings on credit facility	33,017,726	375,209,507
Payments of debt issuance costs	(2,170,127)	(795,803)
Distributions paid in cash	(4,768,228)	(1,542,070)
Proceeds from issuance of common shares, net of change in subscriptions receivable of $ -	45,548,774	233,567,867
Net cash provided by financing activities	71,628,145	606,439,501

Net increase in cash and cash equivalents	10,308,029	1,247,714
Cash and cash equivalents, beginning of period	682,579	1,500
Cash and cash equivalents, end of period	$10,990,608	$1,249,214

Supplemental and Non-Cash Information:
Interest paid during the period	$4,951,178	$2,842,223
Distributions declared during the period	$7,805,916	$3,814,568
Reinvestment of distributions during the period	$6,932,158	$2,272,498

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of September 30, 2021
(Unaudited)

			Acquisition	Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Date	Par	Cost(1)(6)	Value	of Net Assets
Debt Investments
First Lien Senior Secured(2)
AAdvantage Loyalty IP Ltd. (7)	Airlines	5.50% (L + 4.75%)	3/10/2021	4/20/2028	$3,500,000	$3,466,310	$3,623,218	1.1%
AccentCare, Inc. (5)(7)	Healthcare Providers and Services	4.12% (L + 4.00%)	9/14/2021	6/22/2026	4,045,903	4,045,903	4,048,432	1.2%
Acrisure, LLC (7)	Insurance	3.63% (L + 3.50%)	1/31/2020	2/12/2027	5,917,443	5,901,778	5,873,063	1.8%
AHP Health Partners, Inc. (7)	Healthcare Providers and Services	4.00% (L + 3.50%)	8/5/2021	8/4/2028	3,000,000	2,985,279	3,012,195	0.9%
AI Aqua Merger Sub, Inc., (5)(7)	Food Products	4.50% (L + 4.00%)	6/17/2021	6/16/2028	4,177,778	4,166,966	4,196,056	1.2%
Air Methods Corporation (7)	Healthcare Providers and Services	4.50% (L + 3.50%)	9/2/2021	4/12/2024	4,986,979	4,919,792	4,954,240	1.6%
Alliant Holdings Intermediate LLC (7)	Insurance	4.25% (L + 3.75%)	10/8/2020	10/8/2027	5,468,106	5,454,238	5,480,273	1.8%
Allied Universal Holdco LLC (5)(7)	Professional Services	4.25% (L + 3.75%)	5/5/2021	4/7/2028	7,000,000	6,994,639	7,013,895	2.2%
Alterra Mountain Company (7)	Hotels, Restaurants and Leisure	4.00% (L + 3.50%)	5/13/2020	8/31/2028	1,997,256	1,983,734	1,995,389	0.6%
Amentum Government Services Holdings LLC (7)	Construction and Engineering	3.58% (L + 3.50%)	3/19/2020	2/26/2027	4,443,750	4,209,423	4,447,461	1.4%
Amentum Government Services Holdings LLC (7)	Construction and Engineering	5.50% (L + 4.75%)	10/29/2020	1/29/2027	1,492,500	1,466,389	1,507,052	0.5%
American Airlines, Inc. (7)	Airlines	1.84% (L + 1.75%)	7/14/2021	6/27/2025	2,000,000	1,893,915	1,919,720	0.6%
American Airlines, Inc. (7)	Airlines	2.08% (L + 2.00%)	7/14/2021	12/15/2023	2,000,000	1,949,258	1,961,670	0.6%
American Rock Salt Company LLC (7)	Metals and Mining	4.75% (L + 4.00%)	6/4/2021	6/9/2028	4,987,500	4,975,540	5,020,343	1.6%
Amynta Agency Borrower, Inc. (5)(7)	Insurance	4.58% (L + 4.50%)	2/13/2020	2/28/2025	6,952,673	6,781,447	6,952,673	2.2%
AP Gaming I, LLC (5)(7)	Hotels, Restaurants and Leisure	4.50% (L + 3.50%)	9/14/2021	2/15/2024	5,349,061	5,338,445	5,327,879	1.7%
Aptean Inc (7)	Software	4.33% (L + 4.25%)	5/17/2021	4/23/2026	3,906,138	3,898,730	3,896,373	1.2%
AQA Acquisition Holding, Inc. (7)	Software	4.75% (L + 4.25%)	11/20/2020	11/19/2027	2,992,500	2,970,198	3,011,203	1.0%
ARC Falcon I Inc. (5)(7)	Chemicals	4.50% (L + 4.00%)	9/22/2021	8/31/2028	4,363,057	4,338,057	4,367,232	1.4%
Arches Buyer Inc. (7)	Interactive Media and Services	3.75% (L + 3.25%)	2/25/2021	12/6/2027	4,962,500	4,917,356	4,943,518	1.6%
Aristocrat International PTY Ltd (5)(7)	Hotels, Restaurants and Leisure	4.75% (L + 3.75%)	5/14/2020	10/31/2024	4,962,437	4,933,319	4,995,015	1.6%
Aruba Investments Holdings, LLC (7)	Chemicals	4.75% (L + 4.00%)	10/28/2020	10/28/2027	1,492,500	1,479,325	1,499,030	0.5%
Ascend Learning, LLC (7)	Diversified Consumer Services	4.00% (L + 3.00%)	4/16/2020	7/29/2024	3,889,231	3,758,572	3,892,362	1.2%
AssuredPartners, Inc. (7)	Insurance	4.00% (L + 3.50%)	5/29/2020	2/12/2027	3,977,531	3,961,221	3,981,509	1.3%
Athenahealth, Inc. (7)	Healthcare Providers and Services	4.38% (L + 4.25%)	2/20/2020	2/11/2026	5,285,637	5,256,156	5,307,440	1.7%
Autokiniton US Holdings, Inc. (7)	Auto Components	5.00% (L + 4.50%)	3/26/2021	3/27/2028	4,987,500	4,985,882	4,993,734	1.6%
Avaya Inc. (7)	Diversified Telecommunication Services	4.33% (L + 4.25%)	4/20/2020	12/15/2027	1,939,059	1,779,963	1,944,663	0.6%
Avaya Inc. (7)	Diversified Telecommunication Services	4.08% (L + 4.00%)	2/17/2021	12/15/2027	1,600,000	1,600,000	1,603,888	0.5%
Aveanna Healthcare LLC (5)(7)	Healthcare Providers and Services	4.25% (L + 3.75%)	6/30/2021	6/30/2028	754,717	753,892	755,366	0.2%
Aveanna Healthcare LLC (5)(7)	Healthcare Providers and Services	4.25% (L + 3.75%)	6/30/2021	6/30/2028	3,245,283	3,241,745	3,248,074	1.0%
Azalea TopCo, Inc. (7)	Healthcare Providers and Services	3.63% (L + 3.50%)	2/26/2020	7/23/2026	3,932,293	3,893,509	3,912,022	1.3%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of September 30, 2021
(Unaudited)

			Acquisition	Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Date	Par	Cost(1)(6)	Value	of Net Assets
Barracuda Networks, Inc. (7)	IT Services	4.50% (L + 3.75%)	3/2/2020	1/10/2025	3,989,095	3,988,122	4,005,830	1.3%
BCP Raptor, LLC (5)(7)	Oil, Gas and Consumable Fuels	5.25% (L + 4.25%)	7/21/2021	6/7/2024	5,984,133	5,929,028	5,972,912	1.9%
Belfor Holdings Inc. (7)	Commercial Services and Supplies	4.08% (L + 4.00%)	3/18/2020	3/31/2026	2,953,435	2,839,121	2,968,203	0.9%
Bioscrip, Inc. (7)	Healthcare Providers and Services	3.83% (L + 3.75%)	3/5/2020	5/29/2026	5,050,955	4,886,699	5,055,375	1.6%
Boxer Parent Company, Inc. (7)	Software	3.88% (L + 3.75%)	2/24/2021	10/2/2025	3,000,925	2,705,243	2,988,426	1.0%
Caesars Resort Collection, LLC (7)	Hotels, Restaurants and Leisure	3.58% (L + 3.50%)	6/19/2020	7/31/2025	2,970,000	2,898,936	2,975,970	1.0%
PS Holdco, LLC (5)	Commercial Services and Supplies	5.00% (L + 4.25%)	9/23/2021	10/31/2028	5,000,000	4,975,000	5,003,125	1.6%
Castle US Holding Corporation (5)(7)	Professional Services	4.75% (L + 4.00%)	4/16/2021	1/31/2027	4,983,325	4,916,290	5,011,356	1.6%
CCI Buyer, Inc. (5)(7)	Wireless Telecommunication Services	4.75% (L + 4.00%)	12/16/2020	12/31/2027	4,881,734	4,866,325	4,900,553	1.6%
CCS-CMGC Holdings, Inc. (5)(7)	Healthcare Providers and Services	5.58% (L + 5.50%)	1/24/2020	10/1/2025	5,425,447	5,352,204	5,330,501	1.7%
CHG Healthcare Services, Inc (5)(7)	Healthcare Providers and Services	4.00% (L + 3.50%)	9/22/2021	9/22/2028	8,000,000	7,960,000	8,021,440	2.6%
Connectwise LLC (5)(7)	Software	4.00% (L + 3.50%)	9/24/2021	9/25/2028	5,500,000	5,480,000	5,497,250	1.8%
Consolidated Communications, Inc. (7)	Diversified Telecommunication Services	4.25% (L + 3.50%)	9/18/2020	10/2/2027	1,428,009	1,409,213	1,431,694	0.5%
ConvergeOne Holdings Corp. (5)(7)	IT Services	5.08% (L + 5.00%)	2/11/2021	3/31/2026	5,966,882	5,846,310	5,949,071	1.9%
Corelogic, Inc. (5)(7)	Software	4.00% (L + 3.50%)	4/14/2021	4/14/2028	6,000,000	5,985,863	6,001,260	1.9%
CP Atlas Buyer, Inc (7)	Building Products	4.25% (L + 3.75%)	2/4/2021	11/23/2027	4,975,000	4,931,848	4,966,244	1.6%
Creation Technologies, Inc. (5)	Electronic Equipment, Instruments and Components	6.00% (L + 5.50%)	9/24/2021	9/14/2028	5,000,000	4,925,000	4,981,250	1.6%
Curia Global, Inc. (7)	Healthcare Providers and Services	4.50% (L + 3.75%)	2/20/2020	8/30/2026	4,911,605	4,892,413	4,922,337	1.6%
DCert Buyer, Inc. (7)	Software	4.08% (L + 4.00%)	1/28/2020	8/7/2026	4,936,165	4,928,759	4,943,026	1.6%
Deerfield Dakota Holding, LLC (7)	Diversified Financial Services	4.75% (L + 3.75%)	3/6/2020	2/25/2027	4,937,500	4,872,526	4,957,941	1.6%
Delek US Holdings, Inc. (7)	Oil, Gas and Consumable Fuels	6.50% (L + 5.50%)	5/18/2020	3/31/2025	2,364,000	2,237,713	2,371,683	0.8%
Delta Topco, Inc. (7)	IT Services	4.50% (L + 3.75%)	10/7/2020	10/29/2027	3,990,000	3,972,372	4,000,673	1.3%
DIRECTV Financing, LLC (7)	Media	5.75% (L + 5.00%)	7/22/2021	8/2/2027	6,000,000	5,948,523	6,010,620	1.9%
EAB Global, Inc. (7)	Professional Services	4.00% (L + 3.50%)	6/28/2021	6/28/2028	5,000,000	4,975,169	4,980,625	1.6%
ECI Software Solutions, Inc. (7)	Software	4.50% (L + 3.75%)	9/17/2020	9/30/2027	6,952,487	6,924,469	6,959,440	2.2%
ECL Entertainment, LLC	Hotels, Restaurants and Leisure	8.00% (L + 7.50%)	9/3/2021	3/31/2028	1,995,000	2,039,723	2,047,369	0.7%
EFS Cogen Holdings I LLC (5)(7)	Independent Power and Renewable Electricity Producers	4.50% (L + 3.50%)	9/24/2020	10/29/2027	4,878,259	4,873,260	4,900,894	1.6%
Endurance International Group, Inc., The (7)	Interactive Media and Services	4.25% (L + 3.50%)	1/27/2021	2/10/2028	3,241,875	3,226,884	3,229,313	1.0%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of September 30, 2021
(Unaudited)

			Acquisition	Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Date	Par	Cost(1)(6)	Value	of Net Assets
Ensemble RCM, LLC (7)	Healthcare Providers and Services	3.88% (L + 3.75%)	4/14/2020	7/24/2026	5,762,981	5,669,475	5,780,472	1.8%
Epicor Software Corporation (7)	Software	4.00% (L + 3.25%)	7/23/2020	6/1/2022	3,960,000	3,929,816	3,964,059	1.3%
Evertec Group LLC (7)	Professional Services	3.58% (L + 3.50%)	4/14/2020	12/31/2024	2,286,630	2,217,769	2,290,918	0.7%
Excelitas Technologies Corp. (7)	Electronic Equipment, Instruments and Components	4.50% (L + 3.50%)	7/21/2021	12/2/2024	1,994,819	1,994,819	2,004,793	0.6%
Flexera Software LLC (7)	Software	4.50% (L + 3.75%)	2/28/2020	1/26/2028	5,981,992	5,942,266	5,995,541	1.9%
Generation Bridge Acquisition, LLC (5)	Independent Power and Renewable Electricity Producers	5.75% (L + 5.00%)	8/23/2021	8/6/2028	2,803,738	2,803,738	2,817,757	0.9%
Generation Bridge Acquisition, LLC (5)	Independent Power and Renewable Electricity Producers	5.75% (L + 5.00%)	8/23/2021	8/6/2028	196,262	196,262	197,243	0.1%
Getty Images, Inc. (7)	Media	4.63% (L + 4.50%)	1/28/2020	2/13/2026	4,981,881	4,991,334	4,989,155	1.6%
GFL Environmental Inc. (7)	Commercial Services and Supplies	3.50% (L + 3.00%)	2/20/2020	5/30/2025	2,602,591	2,523,303	2,610,321	0.8%
Global Medical Response, Inc. (5)(7)	Healthcare Providers and Services	5.75% (L + 4.75%)	9/24/2020	9/24/2025	6,461,225	6,400,153	6,494,339	2.1%
Grab Holdings Inc (5)(7)	Diversified Consumer Services	5.50% (L + 4.50%)	1/20/2021	2/27/2026	5,974,987	5,924,757	6,054,634	1.9%
Great Outdoors Group, LLC (7)	Specialty Retail	5.00% (L + 4.25%)	2/26/2021	3/6/2028	7,096,375	7,062,079	7,134,518	2.3%
Grinding Media Inc. (5)	Metals and Mining	4.75% (L + 4.00%)	9/22/2021	9/21/2028	5,000,000	4,950,000	5,018,750	1.6%
Guidehouse LLP (7)	Professional Services	4.08% (L + 4.00%)	4/14/2020	3/14/2025	5,994,842	5,931,668	6,013,606	1.9%
HAH Group Holding Company LLC (7)	Healthcare Providers and Services	6.00% (L + 5.00%)	10/22/2020	10/22/2027	448,276	442,341	449,397	0.1%
HAH Group Holding Company LLC (7)	Healthcare Providers and Services	6.00% (L + 5.00%)	10/22/2020	10/20/2027	3,533,966	3,486,979	3,542,800	1.1%
Hamilton Projects Acquiror LLC (5)(7)	Electric Utilities	5.75% (L + 4.75%)	6/11/2020	6/11/2027	5,819,460	5,774,790	5,849,488	1.9%
Harbor Freight Tools USA, Inc. (7)	Specialty Retail	3.25% (L + 2.75%)	10/14/2020	10/19/2027	3,473,750	3,443,245	3,476,077	1.1%
Helix Gen Funding, LLC (5)(7)	Independent Power and Renewable Electricity Producers	4.75% (L + 3.75%)	1/31/2020	3/8/2024	3,649,523	3,617,345	3,543,705	1.1%
Help/Systems Holdings, Inc. (7)	Software	4.75% (L + 4.00%)	9/16/2020	11/19/2026	4,937,343	4,895,285	4,952,773	1.6%
HUB International Limited (7)	Insurance	4.00% (L + 3.25%)	4/22/2020	4/25/2025	3,950,075	3,899,247	3,957,304	1.3%
Hyland Software, Inc. (7)	Software	4.25% (L + 3.50%)	9/25/2020	7/1/2024	2,969,388	2,961,026	2,976,188	1.0%
Hyperion Refinance S.a.r.l. (5)(7)	Insurance	4.00% (L + 3.25%)	1/27/2021	11/12/2027	6,174,222	6,113,279	6,175,210	2.0%
Idera, Inc. (7)	Software	4.50% (L + 3.75%)	2/14/2020	6/28/2028	6,424,124	6,385,193	6,432,828	2.1%
Indy US BIDCO, LLC (7)	Professional Services	4.08% (L + 4.00%)	2/5/2021	3/31/2028	1,492,500	1,485,416	1,497,836	0.5%
Infinite Bidco LLC (7)	Electronic Equipment, Instruments and Components	4.25% (L + 3.75%)	2/24/2021	3/2/2028	4,987,500	4,968,135	4,990,617	1.6%
Informatica LLC (7)	Software	3.33% (L + 3.25%)	2/14/2020	2/15/2027	975,101	950,740	973,150	0.3%
Inmar, Inc. (7)	Professional Services	5.00% (L + 4.00%)	1/24/2020	5/1/2024	2,946,154	2,922,625	2,949,468	0.9%
IRB Holding Corporation (7)	Hotels, Restaurants and Leisure	3.37% (L + 3.25%)	11/19/2020	11/19/2027	3,970,000	3,953,216	3,980,858	1.3%
Ivanti Software, Inc. (7)	IT Services	4.75% (L + 4.00%)	2/17/2021	12/1/2027	995,000	992,568	997,861	0.3%
Ivanti Software, Inc. (7)	IT Services	5.75% (L + 4.75%)	11/20/2020	11/22/2027	4,975,000	4,909,086	4,997,935	1.6%
Jack Ohio Finance LLC (5)	Hotels, Restaurants and Leisure	5.50% (L + 4.75%)	9/30/2021	10/31/2028	2,500,000	2,487,500	2,506,250	0.8%
Kestrel Acquisition LLC (7)	Independent Power and Renewable Electricity Producers	5.25% (L + 4.25%)	2/25/2020	5/2/2025	1,964,467	1,805,421	1,730,361	0.6%
Kleopatra Finco S.a.r.l (7)	Containers and Packaging	5.25% (L + 4.75%)	2/4/2021	2/4/2026	1,990,000	1,980,913	1,998,716	0.6%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of September 30, 2021
(Unaudited)

			Acquisition	Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Date	Par	Cost(1)(6)	Value	of Net Assets
LABL, Inc. (5)(7)	Containers and Packaging	4.08% (L + 4.00%)	8/10/2021	7/1/2026	6,184,224	6,182,354	6,184,997	2.0%
Landry's Finance Acquisition Co	Hotels, Restaurants and Leisure	13.00% (L + 12.00%)	6/12/2020	10/4/2023	18,875	18,403	20,668	0.0%
LBM Acquisition LLC (5)(7)	Construction Materials	4.50% (L + 3.75%)	12/9/2020	12/31/2027	3,484,109	3,462,950	3,451,255	1.1%
LBM Acquisition LLC (5)	Building Products	4.75% (L + 3.75%)	8/11/2021	12/18/2027	1,329,992	1,315,029	1,319,465	0.4%
Life Time, Inc. (7)	Hotels, Restaurants and Leisure	5.75% (L + 4.75%)	1/28/2021	12/10/2024	4,476,225	4,473,899	4,516,332	1.4%
Lifescan Global Corporation (7)	Healthcare Equipment and Supplies	6.15% (L + 6.00%)	8/20/2021	10/1/2024	4,893,939	4,857,501	4,859,780	1.6%
Liftoff Mobile, Inc. (5)(7)	Interactive Media and Services	4.25% (L + 3.75%)	9/23/2021	10/2/2028	8,000,000	7,960,000	7,982,520	2.6%
Lightstone Holdco LLC	Independent Power and Renewable Electricity Producers	4.75% (L + 3.75%)	4/7/2020	1/30/2024	1,609,237	1,355,910	1,335,779	0.4%
Lightstone Holdco LLC	Independent Power and Renewable Electricity Producers	4.75% (L + 3.75%)	4/7/2020	1/30/2024	90,763	76,474	75,340	0.0%
Lions Gate Capital Holdings LLC (7)	Media	2.33% (L + 2.25%)	4/1/2020	3/19/2025	980,024	953,166	974,511	0.3%
LogMeIn, Inc. (5)(7)	IT Services	4.83% (L + 4.75%)	8/14/2020	8/31/2027	6,461,225	6,378,918	6,465,780	2.1%
Lower Cadence Holdings LLC (5)(7)	Oil, Gas and Consumable Fuels	4.08% (L + 4.00%)	9/1/2021	5/22/2026	6,982,082	6,982,082	6,985,853	2.2%
Magenta Buyer LLC (5)(7)	Software	5.75% (L + 5.00%)	5/3/2021	5/3/2028	5,500,000	5,448,927	5,506,875	1.8%
Mauser Packaging Solutions Holding Company (7)	Containers and Packaging	3.33% (L + 3.25%)	4/13/2020	4/3/2024	1,476,864	1,381,644	1,449,054	0.5%
McAfee, LLC (7)	IT Services	3.84% (L + 3.75%)	2/26/2020	9/30/2024	3,050,600	3,040,838	3,055,466	1.0%
MediaOcean LLC (7)	Media	4.08% (L + 4.00%)	8/2/2021	8/15/2025	2,992,405	2,985,064	2,998,629	1.0%
Meredith Corporation (7)	Media	5.25% (L + 4.25%)	6/25/2020	1/31/2025	5,446,174	5,387,274	5,570,429	1.8%
MetroNet Systems Holdings, LLC (7)	Diversified Telecommunication Services	4.50% (L + 3.75%)	5/26/2021	5/26/2028	4,987,500	4,981,403	5,006,203	1.6%
Micro Holding Corp. (7)	Interactive Media and Services	4.75% (L + 3.75%)	6/11/2020	9/13/2024	5,587,550	5,537,228	5,608,504	1.8%
Milano Acquisition Corporation (7)	Health Care Technology	4.75% (L + 4.00%)	8/17/2020	8/31/2027	4,966,231	4,915,795	4,984,855	1.6%
Minotaur Acquisition, Inc. (7)	Diversified Financial Services	4.83% (L + 4.75%)	1/24/2020	3/27/2026	6,083,760	6,079,171	6,061,463	1.9%
Mitchell International, Inc. (7)	Software	4.75% (L + 4.25%)	7/6/2020	11/29/2024	3,217,500	3,124,150	3,223,533	1.0%
Moneygram International, Inc. (5)(7)	Diversified Financial Services	4.75% (L + 4.25%)	7/19/2021	7/21/2026	7,500,000	7,474,138	7,509,375	2.4%
National Mentor Holdings, Inc. (7)	Healthcare Providers and Services	4.50% (L + 3.75%)	2/18/2021	2/18/2028	189,504	188,622	189,741	0.1%
National Mentor Holdings, Inc. (7)	Healthcare Providers and Services	4.50% (L + 3.75%)	2/18/2021	2/18/2028	6,002,741	5,976,008	6,010,593	1.9%
Navicure, Inc. (7)	Health Care Technology	4.08% (L + 4.00%)	9/15/2020	10/22/2026	2,685,273	2,679,992	2,690,307	0.9%
Nexus Buyer LLC (7)	Professional Services	3.84% (L + 3.75%)	3/10/2020	10/30/2026	4,514,227	4,431,883	4,520,660	1.4%
NMSC Holdings, Inc. (5)(7)	Healthcare Providers and Services	6.00% (L + 5.00%)	5/14/2021	4/19/2023	8,464,545	8,445,246	8,477,791	2.7%
NorthStar Group Services, Inc. (5)(7)	Commercial Services and Supplies	6.50% (L + 5.50%)	11/9/2020	11/9/2026	5,943,750	5,890,162	5,973,469	1.9%
Numericable U.S. LLC (5)(7)	Media	4.12% (L + 4.00%)	3/31/2020	8/14/2026	4,941,740	4,803,759	4,935,563	1.6%
OneDigital Borrower LLC (7)	Insurance	5.25% (L + 4.50%)	10/30/2020	10/29/2027	5,783,438	5,671,372	5,815,800	1.9%
Oregon Clean Energy, LLC (7)	Independent Power and Renewable Electricity Producers	4.75% (L + 3.75%)	2/25/2020	3/2/2026	4,992,106	4,875,671	4,590,940	1.5%
Pactive Evergreen Group Holdings Inc. (7)	Containers and Packaging	4.00% (L + 3.50%)	9/17/2021	9/22/2028	3,000,000	2,985,016	3,000,000	1.0%
Padagis LLC (7)	Healthcare Providers and Services	5.25% (L + 4.75%)	6/30/2021	7/31/2028	5,000,000	4,951,079	5,009,375	1.6%
Pathway Vet Alliance LLC (7)	Healthcare Providers and Services	3.83% (L + 3.75%)	1/29/2021	3/31/2027	3,453,566	3,393,955	3,451,045	1.1%
Peraton Corp. (7)	Aerospace and Defense	4.50% (L + 3.75%)	2/23/2021	2/1/2028	5,974,987	5,958,562	5,988,999	1.9%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of September 30, 2021
(Unaudited)

			Acquisition	Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Date	Par	Cost(1)(6)	Value	of Net Assets
PetVet Care Centers, LLC (7)	Healthcare Providers and Services	4.25% (L + 3.50%)	2/18/2021	2/14/2025	3,455,919	3,449,459	3,461,328	1.1%
Phoenix Guarantor Inc. (7)	Healthcare Providers and Services	3.58% (L + 3.50%)	10/2/2020	3/5/2026	4,962,563	4,921,115	4,950,156	1.6%
PODS, LLC (7)	Building Products	3.75% (L + 3.00%)	3/19/2021	3/31/2028	1,990,000	1,980,618	1,993,731	0.6%
PQ Performance Chemicals (5)(7)	Chemicals	4.25% (L + 3.50%)	4/30/2021	4/28/2028	5,000,000	4,997,725	5,015,625	1.6%
Pre-Paid Legal Services, Inc. (5)(7)	Diversified Consumer Services	4.75% (L + 4.00%)	9/11/2020	5/1/2025	3,913,622	3,905,373	3,930,744	1.3%
Presidio Holdings, Inc. (7)	Professional Services	3.59% (L + 3.50%)	2/28/2020	1/31/2027	2,370,000	2,338,786	2,372,595	0.8%
Pretium PKG Holdings, Inc. (5)(7)	Containers and Packaging	4.75% (L + 4.00%)	10/29/2020	11/30/2027	4,974,969	4,948,717	4,983,128	1.6%
Pretium PKG Holdings, Inc. (5)	Containers and Packaging	4.50% (L + 4.00%)	9/22/2021	9/22/2028	5,000,000	4,975,000	5,012,125	1.6%
Prime Security Services Borrower, LLC (7)	Diversified Consumer Services	3.50% (L + 2.75%)	4/20/2020	5/2/2022	1,787,074	1,768,012	1,787,172	0.6%
Project Alpha Intermediate Holding, Inc. (7)	Software	4.09% (L + 4.00%)	2/10/2021	4/26/2024	3,931,807	3,905,732	3,934,972	1.3%
Project Boost Purchaser, LLC (5)(7)	Professional Services	4.00% (L + 3.50%)	6/21/2021	6/1/2026	5,985,000	5,970,417	5,994,067	1.9%
Proofpoint, Inc. (7)	IT Services	3.75% (L + 3.25%)	6/10/2021	6/9/2028	5,000,000	4,975,257	4,980,000	1.6%
Quest Software US Holdings Inc (5)(7)	Software	4.38% (L + 4.25%)	2/5/2020	5/16/2025	5,451,873	5,441,873	5,450,891	1.7%
Radiate Holdco, LLC (7)	Media	4.25% (L + 3.50%)	2/25/2020	9/11/2026	5,083,454	5,037,483	5,084,928	1.6%
Radiology Partners, Inc. (7)	Healthcare Providers and Services	4.33% (L + 4.25%)	2/26/2020	7/9/2025	3,500,000	3,490,555	3,501,698	1.1%
RC Buyer, Inc. (7)	Auto Components	4.25% (L + 3.50%)	7/26/2021	7/28/2028	2,100,000	2,094,790	2,100,000	0.7%
RealPage, Inc. (7)	Software	3.75% (L + 3.25%)	2/18/2021	2/18/2028	5,000,000	4,988,132	4,990,100	1.6%
Redstone Holdco 2 LP (7)	Software	5.50% (L + 4.75%)	4/16/2021	4/14/2028	8,000,000	7,942,757	7,896,680	2.5%
RegionalCare Hospital Partners Holdings, Inc. (7)	Healthcare Providers and Services	3.83% (L + 3.75%)	2/11/2020	11/14/2025	3,028,873	3,016,913	3,028,343	1.0%
Rocket Software, Inc. (5)(7)	Software	4.75% (L + 4.25%)	9/2/2021	11/28/2025	1,995,000	1,967,569	1,990,431	0.6%
Rodan & Fields, LLC (7)	Personal Products	4.08% (L + 4.00%)	3/4/2021	6/16/2025	1,736,538	1,515,807	1,295,162	0.4%
Rohm Holding GMBH (7)	Chemicals	4.90% (L + 4.75%)	2/2/2021	7/31/2026	6,959,461	6,929,117	6,963,811	2.2%
Ryan Specialty Group LLC (7)	Insurance	3.75% (L + 3.00%)	7/23/2020	9/1/2027	1,980,000	1,967,275	1,984,455	0.6%
Sabert Corporation (7)	Containers and Packaging	5.50% (L + 4.50%)	2/26/2020	11/26/2026	4,805,354	4,795,427	4,823,375	1.5%
SCIH Salt Holdings Inc. (5)(7)	Metals and Mining	4.75% (L + 4.00%)	4/13/2020	3/16/2027	6,253,871	6,217,451	6,269,037	2.0%
Severin Acquisition, LLC (7)	Diversified Consumer Services	3.34% (L + 3.25%)	2/26/2020	8/31/2025	3,730	3,601	3,717	0.0%
Shearer's Foods, LLC (7)	Food Products	4.25% (L + 3.50%)	9/15/2020	9/23/2027	1,695,407	1,684,524	1,695,407	0.5%
Sophia, L.P. (7)	Software	4.50% (L + 3.75%)	9/23/2020	10/31/2027	4,962,500	4,930,120	4,986,791	1.6%
Sotera Health Holdings, LLC (7)	Healthcare Equipment and Supplies	3.25% (L + 2.75%)	1/15/2021	12/11/2026	4,000,000	4,000,000	3,993,340	1.3%
Sovos Compliance, LLC	Software	5.00% (L + 4.50%)	7/29/2021	7/28/2028	3,410,959	3,402,432	3,439,299	1.1%
Springer Nature Deutschland GmbH (7)	Media	3.75% (L + 3.00%)	2/26/2021	8/14/2026	2,086,931	2,082,644	2,089,174	0.7%
Summer BC Holdco B LLC (5)	Professional Services	5.25% (L + 4.50%)	9/2/2021	12/4/2026	5,000,000	5,006,250	5,009,400	1.6%
Surf Holdings, LLC (7)	Software	3.62% (L + 3.50%)	4/16/2020	1/15/2027	1,975,009	1,882,798	1,967,040	0.6%
Surgery Center Holdings, Inc. (7)	Healthcare Providers and Services	4.50% (L + 3.75%)	4/30/2021	9/3/2026	4,726,250	4,703,756	4,739,696	1.5%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of September 30, 2021
(Unaudited)

			Acquisition	Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Date	Par	Cost(1)(6)	Value	of Net Assets
Talen Energy Supply, LLC (7)	Independent Power and Renewable Electricity Producers	3.83% (L + 3.75%)	4/9/2020	6/26/2026	3,866,834	3,665,925	3,625,176	1.2%
Tecta America Corp. (7)	Construction and Engineering	5.00% (L + 4.25%)	4/20/2021	4/6/2028	3,687,758	3,683,467	3,701,587	1.2%
The Edelman Financial Engines Centre, LLC (7)	Diversified Financial Services	4.25% (L + 3.50%)	4/13/2020	4/7/2028	4,959,664	4,863,487	4,955,795	1.6%
Thryv, Inc. (5)(7)	Media	9.50% (L + 8.50%)	2/18/2021	2/18/2026	4,899,266	4,877,020	4,992,646	1.6%
TIBCO Software Inc (7)	Software	3.84% (L + 3.75%)	2/13/2020	6/30/2026	2,962,500	2,955,980	2,949,554	0.9%
Tidal Power Holdings, LLC (5)(7)	Independent Power and Renewable Electricity Producers	4.75% (L + 3.75%)	4/1/2021	4/1/2027	4,735,529	4,709,819	4,768,085	1.5%
Tory Burch LLC (7)	Specialty Retail	4.00% (L + 3.50%)	4/15/2021	4/14/2028	1,995,000	1,976,010	2,001,234	0.6%
Tosca Services, LLC (7)	Containers and Packaging	4.25% (L + 3.50%)	2/19/2021	8/18/2027	2,977,500	2,964,878	2,980,299	1.0%
Traverse Midstream Partners LLC (7)	Oil, Gas and Consumable Fuels	6.50% (L + 5.50%)	8/20/2020	9/27/2024	5,189,544	4,878,090	5,201,713	1.7%
Triton Water Holdings, Inc. (7)	Food Products	4.00% (L + 3.50%)	3/17/2021	3/31/2028	4,987,500	4,970,894	4,987,201	1.6%
Truck Hero, Inc. (7)	Auto Components	4.00% (L + 3.25%)	1/20/2021	1/20/2028	7,069,487	7,059,071	7,063,584	2.3%
U.S. Silica Company (7)	Metals and Mining	5.00% (L + 4.00%)	3/9/2021	4/25/2025	4,966,350	4,800,827	4,874,026	1.6%
UKG Inc. (7)	Software	4.00% (L + 3.25%)	6/18/2020	5/4/2026	990,019	978,117	993,276	0.3%
UKG Inc. (7)	Software	3.83% (L + 3.75%)	2/28/2020	4/8/2026	4,422,287	4,403,366	4,435,930	1.4%
United Airlines, Inc. (5)(7)	Airlines	4.50% (L + 3.75%)	9/2/2021	4/21/2028	4,987,469	5,018,640	5,033,104	1.6%
Univision Communications Inc. (7)	Media	4.00% (L + 3.25%)	6/15/2020	3/13/2026	4,131,666	4,013,204	4,132,224	1.3%
US Radiology Specialists, Inc., (7)	Healthcare Providers and Services	6.25% (L + 5.50%)	12/11/2020	12/10/2027	3,970,000	3,897,935	3,993,562	1.3%
U.S. Renal Care, Inc. (7)	Healthcare Providers and Services	6.50% (L + 5.50%)	4/23/2021	6/26/2026	500,000	492,916	502,893	0.2%
U.S. Renal Care, Inc. (5)(7)	Healthcare Providers and Services	5.08% (L + 5.00%)	4/8/2020	6/26/2026	5,934,609	5,770,185	5,934,609	1.9%
VeriFone Systems, Inc. (7)	Commercial Services and Supplies	4.13% (L + 4.00%)	3/4/2020	8/20/2025	2,984,655	2,942,017	2,929,737	0.9%
Verscend Holding Corp. (7)	Health Care Technology	4.08% (L + 4.00%)	3/6/2020	8/27/2025	4,141,466	4,116,948	4,152,668	1.3%
Vision Solutions, Inc. (7)	Software	5.00% (L + 4.25%)	3/19/2021	3/19/2028	6,500,000	6,468,560	6,498,960	2.1%
Watlow Electric Manufacturing Company (7)	Electrical Equipment	4.50% (L + 4.00%)	4/19/2021	3/2/2028	2,114,375	2,116,799	2,123,625	0.7%
Whatabrands LLC (7)	Hotels, Restaurants and Leisure	3.75% (L + 3.25%)	7/21/2021	7/21/2028	2,400,000	2,388,088	2,400,540	0.8%
White Cap Buyer LLC (5)(7)	Construction Materials	4.50% (L + 4.00%)	10/8/2020	10/8/2027	4,977,500	4,956,381	4,995,867	1.6%
Wilsonart LLC (5)(7)	Building Products	4.50% (L + 3.50%)	3/19/2021	12/18/2026	4,969,647	4,953,173	4,978,965	1.6%
Zelis Cost Management Buyer, Inc. (7)	Health Care Technology	3.59% (L + 3.50%)	2/1/2021	9/30/2026	4,804,816	4,796,823	4,790,882	1.5%
Total First Lien Senior Secured					777,716,096	$769,679,533	$776,931,406	248.3%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of September 30, 2021
(Unaudited)

			Acquisition	Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Date	Par	Cost(1)(6)	Value	of Net Assets
Second Lien Senior Secured(2)
ARC Falcon I Inc. (5)(7)	Chemicals	7.50% (L + 7.00%)	9/22/2021	9/24/2029	2,000,000	1,980,000	1,995,000	0.7%
Aruba Investments, Inc. (7)	Chemicals	8.50% (L + 7.75%)	10/28/2020	10/27/2028	2,350,000	2,316,130	2,375,462	0.9%
Asurion, LLC (7)	Diversified Consumer Services	5.33% (L + 5.25%)	1/29/2021	2/28/2028	3,500,000	3,500,000	3,494,173	1.1%
Asurion, LLC (7)	Insurance	5.33% (L + 5.25%)	7/15/2021	1/19/2029	2,500,000	2,475,224	2,491,563	0.8%
DCert Buyer, Inc. (7)	IT Services	7.08% (L + 7.00%)	2/16/2021	2/19/2029	1,500,000	1,496,775	1,517,340	0.5%
Epicor Software Corporation (7)	Software	8.75% (L + 7.75%)	7/23/2020	7/31/2028	1,000,000	986,589	1,030,250	0.3%
Infinite Bidco LLC (7)	Electronic Equipment, Instruments and Components	7.50% (L + 7.00%)	2/24/2021	2/24/2029	2,000,000	1,990,786	2,020,000	0.6%
Informatica LLC (7)	Software	7.13% (L + 0.00%)	2/14/2020	2/14/2025	1,000,000	996,404	1,016,250	0.3%
Inmar, Inc. (7)	Professional Services	9.00% (L + 8.00%)	7/15/2021	5/1/2025	2,000,000	2,000,000	1,996,670	0.6%
PowerTeam Services, LLC (7)	Construction and Engineering	8.25% (L + 7.25%)	5/12/2020	3/6/2026	4,810,000	4,404,871	4,787,946	1.5%
Pretium PKG Holdings, Inc. (5)(7)	Containers and Packaging	7.25% (L + 6.75%)	9/22/2021	9/21/2029	2,000,000	1,980,000	2,015,000	0.6%
Quest Software US Holdings Inc (7)	Software	8.38% (L + 8.25%)	2/11/2020	5/18/2026	1,597,000	1,581,065	1,596,202	0.5%
SK Invictus Intermediate II S.a.r.l. (7)	Software	6.83% (L + 6.75%)	8/27/2020	2/13/2026	1,911,765	1,782,518	1,912,663	0.6%
Total Second Lien Senior Secured					28,168,765	27,490,362	28,248,519	9.0%

Convertible Bonds(2)
Dish Network Corp (4)	Media	3.38%	4/21/2021	8/15/2026	1,000,000	1,023,082	1,048,445	0.3%
Total Convertible Bonds					1,000,000	1,023,082	1,048,445	0.3%

Collateralized Securities and Structured Products - Debt(2)
Barings CLO Ltd (4)	Structured Note	6.88% (L + 6.75%)	1/24/2020	1/20/2028	2,000,000	1,919,027	1,913,310	0.6%
GoldenTree Loan Management US 2021-10A (4)	Structured Note	7.79% (L + 7.79%)	6/28/2021	7/20/2034	1,250,000	1,212,975	1,213,325	0.4%
HPS Loan Management Series 15A-19 (4)	Structured Note	6.74% (L + 6.60%)	8/26/2020	7/22/2032	1,500,000	1,407,364	1,503,756	0.5%
Magnetite CLO Ltd 2015-16A (4)	Structured Note	6.63% (L + 6.50%)	8/11/2020	1/18/2028	1,000,000	802,966	943,731	0.3%
Total Collateralized Securities and Structured Products - Debt					5,750,000	5,342,332	5,574,122	1.8%
Total Debt Investments					812,634,861	$803,535,309	$811,802,492	259.4%

Equity Investments
Custom Truck One Source Inc (4)	Commercial Services and Supplies	NA	4/1/2021	NA	100,000	500,000	933,000	0.3%
Total Equity Investments					100,000	500,000	933,000	0.3%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of September 30, 2021
(Unaudited)

	Number of		Fair	Percentage
	Shares	Cost	Value	of Net Assets
Short-Term Investments
Fidelity Investments Money Market Government Portfolio - Institutional Class, 0.01% (8)	64,373,047	64,373,047	64,373,047	20.6%
Total Short-Term Investments	64,373,047	$64,373,047	$64,373,047	20.6%

Total Investments		$868,408,356	$877,108,539	280.3%
Liabilities in Excess of Other Assets			(564,181,271)	(180.3)%
Net Assets			$312,927,268	100.0%

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(2)	Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(3)	As of September 30, 2021, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
(4)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2021, 10.4% of the Company’s total assets were in non-qualifying investments.

(5)	Investments or a portion of investments are unsettled as of September 30, 2021.
(6)	As of September 30, 2021, the tax cost of the Company’s investments approximates their amortized cost.
(7)	Security or portion thereof held within Palmer Square BDC Funding I, LLC (“PS BDC Funding”) and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Bank of America, N.A. (“BofA N.A.”) (see Note 6 to the consolidated financial statements).
(8)	7-day effective yield as of September 30, 2021.

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

The Company’s investment objective is to maximize total return, comprised of current income and capital appreciation. The Company’s current investment focus is guided by two strategies that facilitate its investment opportunities and core competencies: (1) investing in corporate debt securities and, to a lesser extent, (2) investing in collateralized loan obligation (“CLO”) structured credit that typically owns corporate debt securities, including the equity and junior debt tranches of CLOs. To a limited extent, the Company may enter into derivatives transactions, which may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of the Company’s portfolio positions from changes in currency exchange rates and market interest rates or to earn income and enhance the Company’s total returns. The Company may receive or purchase warrants or rights to acquire equity or other securities in connection with making a debt investment in a company. During the period January 23, 2020 (Commencement of Operations) through September 30, 2020 and the nine months ended September 30, 2021, the Company did not invest in any derivative contracts.

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

Debt Issuance Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs. These expenses are deferred and amortized over the life of the related debt instrument. Debt issuance costs are presented on the consolidated statement of assets and liabilities as a direct deduction from the debt liability. In circumstances in which there is not an associated debt liability amount recorded in the consolidated financial statements when the debt issuance costs are incurred, such debt issuance costs will be reported on the consolidated statement of assets and liabilities as an asset until the debt liability is recorded. As of September 30, 2021, the balance of deferred financing costs was $3.8 million, included in Credit Facility (as defined below), net of $424.5 million on the consolidated statement of assets and liabilities. As of December 31, 2020, the balance of deferred financing costs was $2.1 million, included in Credit Facility (as defined below), net of $393.2 million on the consolidated statement of assets and liabilities.

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

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt	$769,679,533	$776,931,406	$554,650,131	$566,459,850
Second-lien senior secured debt	27,490,362	28,248,519	19,407,847	19,975,980
Convertible Bond	1,023,082	1,048,445	-	-
Collateralized securities and structured products - debt	5,342,332	5,574,122	12,937,788	13,615,501
Equity	500,000	933,000	-	-
Short-term investments	64,373,047	64,373,047	53,104,869	53,104,869
Total Investments	$868,408,356	$877,108,539	$640,100,635	$653,156,200

As of September 30, 2021, approximately 11.3% of the investment portfolio at amortized cost and 11.5% of the investment portfolio measured at fair value, respectively, were invested in portfolio companies with foreign domiciles or non-controlled investment companies. As of December 31, 2020, approximately 17.0% of the investment portfolio at amortized cost and 17.2% of the investment portfolio measured at fair value, respectively, were invested in portfolio companies with foreign domiciles or non-controlled investment companies. With respect to the Company’s total assets, 10.4% and 15.5% of the Company’s total assets were in non-qualifying assets as defined by Section 55(a) of the 1940 Act as of September 30, 2021 and December 31, 2020, respectively.

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

The industry composition of investments based on fair value, as a percentage of total investments at fair value, as of September 30, 2021 and December 31, 2020 was as follows:

	September 30, 2021	December 31, 2020

Software	14.2%	13.3%
Healthcare Providers and Services	13.5%	12.0%
Cash and cash equivalents	7.3%	8.1%
Professional Services	5.7%	4.4%
Insurance	4.9%	7.7%
Media	4.9%	4.4%
IT Services	4.1%	3.1%
Containers and Packaging	3.7%	2.4%
Hotels, Restaurants and Leisure	3.5%	3.6%
Independent Power and Renewable Electricity Producers	3.1%	3.2%
Diversified Financial Services	2.7%	3.7%
Chemicals	2.5%	1.8%
Interactive Media and Services	2.5%	1.5%
Metals and Mining	2.4%	1.3%
Commercial Services and Supplies	2.3%	2.8%
Oil, Gas and Consumable Fuels	2.3%	1.7%
Diversified Consumer Services	2.2%	3.2%
Health Care Technology	1.9%	2.3%
Construction and Engineering	1.6%	2.2%
Auto Components	1.6%	-%
Electronic Equipment, Instruments and Components	1.6%	-%
Building Products	1.5%	1.1%
Specialty Retail	1.4%	2.4%
Airlines	1.4%	-%
Food Products	1.2%	1.2%
Diversified Telecommunication Services	1.1%	2.2%
Construction Materials	1.0%	0.6%
Healthcare Equipment and Supplies	1.0%	1.1%
Aerospace and Defense	0.7%	0.7%
Electric Utilities	0.7%	0.8%
Structured Note	0.6%	2.1%
Wireless Telecommunication Services	0.6%	0.9%
Electrical Equipment	0.2%	-%
Personal Products	0.1%	-%
Consumer Finance	-%	-%
Pharmaceuticals	-%	1.0%
Leisure Products	-%	0.8%
Internet and Direct Marketing Retail	-%	0.5%
Technology Hardware, Storage and Peripherals	-%	0.5%
Capital Markets	-%	0.4%
Energy Equipment and Services	-%	0.3%
Real Estate Investment Trusts (REITs)	-%	0.3%
Textiles, Apparel and Luxury Goods	-%	0.3%
Transportation Infrastructure	-%	0.1%

Total	100.0%	100.0%

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

Investments in private investment companies measured based upon net asset value as a practical expedient to determine fair value are not required to be categorized in the fair value hierarchy. As of each of September 30, 2021 and December 31, 2020, there were no investments accounted for using the practical expedient.

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

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the fair value hierarchy of investments as of September 30, 2021:

	Fair Value Hierarchy as of September 30, 2021
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$-	$776,931,406	$-	$776,931,406
Second-lien senior secured debt	-	28,248,519	-	28,248,519
Convertible Bond	-	1,048,445	-	1,048,445
Collateralized securities and structured products - debt	-	5,574,122	-	5,574,122
Equity	933,000	-	-	933,000
Short Term Investments	64,373,047	-	-	64,373,047
Total Investments	$65,306,047	$811,802,492	$-	$877,108,539

The following table presents the fair value hierarchy of investments as of December 31, 2020:

	Fair Value Hierarchy as of December 31, 2020
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$-	$566,459,850	$-	$566,459,850
Second-lien senior secured debt	-	19,975,980	-	19,975,980
Collateralized securities and structured products - debt	-	13,615,501	-	13,615,501
Short Term Investments	53,104,869	-	-	53,104,869
Total Investments	$53,104,869	$600,051,331	$-	$653,156,200

For the nine months ended September 30, 2021 and the period January 23, 2020 (Commencement of Operations) through September 30, 2020, the Company did not recognize any transfers to or from Level 3.

Debt Not Carried at Fair Value

The fair value of the Credit Facility, which would be categorized as Level 3 within the fair value hierarchy as of September 30, 2021, approximates its carrying value because the Credit Facility has variable interest based on selected short term rates.

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, BDCs are permitted to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 150% after such borrowing. As of September 30, 2021, the Company’s asset coverage ratio was 173%.

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

Under the Credit Facility, which matures on February 18, 2025, the Lenders have agreed to extend credit to PS BDC Funding in an aggregate amount up to the Commitment (as defined in the Credit Agreement) amount. The Commitment amount for the Credit Facility was $200.0 million as of the closing date of the Credit Agreement, increased to $400.0 million on the one-month anniversary of the closing date, further increased to $475.0 million on October 12, 2020, and further increased to $725 million on September 29, 2021. The Borrowers’ ability to draw under the Credit Facility is scheduled to terminate on February 11, 2025. All amounts outstanding under the Credit Facility are required to be repaid by February 18, 2025. As the Company raises additional capital, we may enter into additional credit agreements to expand our borrowing capacity.

Debt obligations consisted of the following as of September 30, 2021:

	September 30, 2021
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Credit Facility	$725,000,000	$427,500,000	$297,500,000	$424,540,770
Total debt	$725,000,000	$427,500,000	$297,500,000	$424,540,770

(1)	The amount available reflects any limitations related to the Credit Facility’s borrowing base.
(2)	The carrying value of the Credit Facility is presented net of deferred financing costs of $3.751 million and accrued interest of $792 thousand.

Debt obligations consisted of the following as of December 31, 2020:

	December 31, 2020
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Credit Facility	$475,000,000	$395,000,000	$80,000,000	$393,152,103
Total debt	$475,000,000	$395,000,000	$80,000,000	$393,152,103

(1)	The amount available reflects any limitations related to the Credit Facility’s borrowing base.
(2)	The carrying value of the Credit Facility is presented net of deferred financing costs of $2.122 million and accrued interest of $274 thousand.

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Average debt outstanding during the nine months ended September 30, 2021, and the period January 23, 2020 (Commencement of Operations) through September 30, 2020, was $411.7 million and $198.6 million, respectively.

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

For the three and nine months ended September 30, 2021 and the three months ended September 30, 2020 and period January 23, 2020 (Commencement of Operations) through September 30, 2020, the components of interest expense with respect to the Credit Facility were as follows:

	For the Three Months Ended	For the Nine Months Ended	For the Three Months Ended	For the Period January 23, 2020 (Commencement of Operations) through
	September 30, 2021	September 30, 2021	September 30, 2020	September 30, 2020
Interest expense	$1,570,083	$4,632,862	$1,424,100	$2,791,229
Amortization of debt issuance costs	130,581	389,178	111,383	258,707
Total interest expense	$1,700,664	$5,022,040	$1,535,483	$3,049,936
Average interest rate	1.38%	1.40%	1.47%	1.53%

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

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Under the WF Credit Facility, which matures on December 18, 2025, the WF Lenders have agreed to extend credit to PS BDC Funding II in an aggregate amount up to the Facility Amount (as defined in the Loan Agreement). The Facility Amount for the WF Credit Facility was $150.0 million as of the closing date of the Loan Agreement. The WF Borrowers’ ability to draw under the WF Credit Facility is scheduled to terminate on December 18, 2025. All amounts outstanding under the WF Credit Facility are required to be repaid by December 18, 2025.

As of both September 30, 2021 and December 31, 2020, we had no principal outstanding and $150 million of available Commitments under the WF Credit Facility.

The loans under the WF Credit Facility may be Broadly Syndicated Loans or Middle Market Loans and shall be eurocurrency rate loans unless such rate is unavailable, in which case the loans shall be base rate loans until such rate is available. Broadly Syndicated Loans will bear interest at the LIBOR or base rate, as applicable, plus 1.85%, and Middle Market Loans will bear interest at LIBOR or base rate, as applicable, plus 2.35%. The “base rate” will be equal to the highest of (a) the federal funds rate plus 1/2 of 1% and (b) the prime rate. The Loan Agreement includes fallback language in the event that LIBOR becomes unavailable. Interest is payable quarterly, as determined by WFB as the administrative agent. The WF Loan Agreement requires the payment of a non-usage fee of (x) 0.50% multiplied by daily unused Facility Amounts during the first thirteen months following the closing of the WF Credit Facility, (y) 0.50% multiplied by the lesser of (1) daily unused Facility Amounts and (2) 50% of the Facility Amount plus 2.00% multiplied by the greater of (i) the difference between the daily unused Facility Amount and 50% of the Facility Amount and (ii) zero between thirteen and sixteen months following the closing of the WF Credit Facility, and, (z) thereafter, 0.50% multiplied by the lesser of (1) daily unused Facility Amounts and (2) 20% of the Facility Amount plus 2.00% multiplied by the greater of (i) the difference between the daily unused Facility Amount and 20% of the Facility Amount and (ii) zero. Such fee is payable quarterly in arrears. The applicable percentage for PS BDC Funding II’s Eligible Loans ranges from 67.5% for Middle Market Loans to 70% for Broadly Syndicated Loans (as each such term is defined in the Loan Agreement).

For the three and nine months ended September 30, 2021, the components of interest expense with respect to the WF Credit Facility were as follows:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2021	September 30, 2021
Interest expense	$191,667	$568,750
Amortization of debt issuance costs	51,186	151,890
Total interest expense	$242,853	$720,640

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

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 7. Share Transactions

Offering Proceeds

During the nine months ended September 30, 2021 and the period January 23, 2020 (Commencement of Operations) through September 30, 2020, the Company issued and sold 2,551,012 shares at an aggregate purchase price of $52.5 million and 12,423,874 shares at an aggregate purchase price of $235.8 million, respectively. These amounts include shares issued in reinvestment.

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

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 8. Commitments and Contingencies

As of September 30, 2021 and December 31, 2020, the Company had an aggregate of $4.9 million and $1.3 million, respectively, of unfunded commitments to provide debt financing to its portfolio companies. As of each of September 30, 2021 and December 31, 2020, there were no capital calls or draw requests made by the portfolio companies to fund these commitments. Such commitments are generally up to the Company’s discretion to approve or are subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statement of assets and liabilities and are not reflected in the Company’s consolidated statement of assets and liabilities.

A summary of the composition of the unfunded commitments as of September 30, 2021 is shown in the table below:

		As of
	Expiration Date (1)	September 30, 2021
ARC Falcon I (New Arclin) DD T/L	9/22/2028	$636,943
LBM Acquisition LLC	12/18/2027	666,667
National Mentor Holdings, Inc.	2/18/2028	279,329
OneDigital Borrower LLC	11/16/2027	187,500
Osmosis Debt Merger Sub, Inc.	6/16/2028	522,222
Sovos Compliance DD T/L (8/21)	6/17/2028	589,041
Vocus Group	5/26/2028	2,000,000
Total unfunded commitments		$4,881,702

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

A summary of the composition of the unfunded commitments as of December 31, 2020 is shown in the table below:

	Expiration Date(1)	As of December 31, 2020
HAH Group Holding Company LLC	10/28/2027	$448,276
LBM Acquisition LLC	12/18/2027	272,727
OneDigital Borrower LLC	11/16/2027	539,063
Total unfunded commitments		$1,260,066

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2021, management is not aware of any pending or threatened litigation.

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of September 30, 2021, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of common stock for the three and nine months ended September 30, 2021 and the three months ended September 30, 2020 and period January 23, 2020 (Commencement of Operations) through September 30, 2020:

	For the Three Months Ended September 30		For the Nine Months Ended September 30,	For the Period January 23, 2020 (Commencement of Operations) through September 30,
	2021	2020	2021	2020
Net increase (decrease) in net assets resulting from operations	$4,726,127	$15,399,192	$15,107,281	$13,801,260
Weighted average shares of common stock outstanding - basic and diluted	14,429,113	12,373,456	13,431,233	10,669,852
Earnings (loss) per share of common stock - basic and diluted	$0.33	$1.24	$1.12	$1.29

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 10. Financial Highlights

The following per share of common stock data has been derived from information provided in the unaudited financial statements. The following is a schedule of financial highlights for the nine months ended September 30, 2021 and the period January 23, 2020 (Commencement of Operations) through September 30, 2020:

	For the Nine Months Ended	For the Period January 23, 2020 (Commencement of Operations) through
	September 30, 2021	September 30, 2020
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$20.15	$20.00

Results of Operations:
Net Investment Income(1)	1.13	0.78
Net Realized and Unrealized Gain (Loss) on Investments(1)(4)	(0.02)	(0.68)
Net Increase (Decrease) in Net Assets Resulting from Operations	1.11	0.10

Distributions to Common Stockholders
Distributions from Net Investment Income	(0.56)	(0.31)
Net Decrease in Net Assets Resulting from Distributions	(0.56)	(0.31)

Net Asset Value, End of Period	$20.70	$19.79

Shares Outstanding, End of Period	15,113,817	12,423,949

Ratio/Supplemental Data
Net assets, end of period	$312,927,268	$245,828,557
Weighted-average shares outstanding	13,431,233	10,669,852
Total Return(3)	7.15%	0.60%
Portfolio turnover	46%	44%
Ratio of operating expenses to average net assets without waiver(2)	5.72%	5.77%
Ratio of operating expenses to average net assets with waiver(2)	5.47%	5.52%
Ratio of net investment income (loss) to average net assets without waiver(2)	7.09%	5.87%
Ratio of net investment income (loss) to average net assets with waiver(2)	7.34%	6.12%

(1)	The per common share data was derived by using weighted average shares outstanding.
(2)	The ratios reflect an annualized amount.
(3)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. Total return is not annualized. Assumes reinvestment of distributions.
(4)	Realized and unrealized gains and losses per share in this caption are balancing amounts necessary to reconcile the change in net asset value per share for the period, and may not reconcile with the aggregate gains and losses in the Consolidated Statement of Operations due to share transactions during the period.

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

On October 14, 2021, the Company issued and sold 5,696,678.50 shares of its common stock at an aggregate purchase price of $117,921,245 million. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

On November 12, 2021, the Company declared a distribution of $0.17 per share for holders of record as of November 16, 2021, of which a cash distribution is payable on November 17, 2021 and the remainder will be paid in common stock through the Company’s dividend reinvestment plan.

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

Portfolio and Investment Activity

As of September 30, 2021, our weighted average total yield to maturity of debt and income producing securities at fair value was 4.75%, and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 6.82%.

As of December 31, 2020, our weighted average total yield to maturity of debt and income producing securities at fair value was 4.96%, and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 5.49%.

As of September 30, 2021, we had 209 debt and equity investments in 185 portfolio companies with an aggregate fair value of approximately $812.7 million.

As of December 31, 2020, we had 202 debt and private investments in 181 portfolio companies with an aggregate fair value of approximately $600.1 million.

Our investment activity for the three and nine months ended September 30, 2021 and the three months ended September 30, 2020 and period January 23, 2020 (Commencement of Operations) through September 30, 2020 is presented below (information presented herein is at amortized cost unless otherwise indicated).

	For the Three Months Ended		For the Nine Months Ended	For the Period January 23, 2020 (Commencement of Operations) through
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
New investments:
Gross investments	$244,519,903	$159,880,713	$521,946,955	$785,864,238
Less: sold investments	(84,715,634)	(133,737,660)	(304,891,295)	(169,031,728)
Total new investments	159,804,269	26,143,053	217,055,660	616,832,510

Principal amount of investments funded:
First-lien senior secured debt investments	$236,084,903	$141,805,516	$502,801,955	$738,944,840
Second-lien senior secured debt investments	8,435,000	9,460,697	16,407,500	23,666,625
Corporate bonds	-	1,912,750	-	6,494,148
Convertible bonds	-	-	1,025,000	-
Collateralized securities and structured products - debt	-	6,701,750	1,212,500	16,758,625
Common stock	-	-	500,000	-
Total principal amount of investments funded	244,519,903	159,880,713	521,946,955	785,864,238

Principal amount of investments sold or repaid:
First-lien senior secured debt investments	83,893,728	125,100,532	287,756,437	158,045,234
Second-lien senior secured debt investments	820,806	2,546,840	8,324,984	2,545,289
Corporate Bonds	-	2,198,950	-	4,581,931
Convertible bonds	1,100	-	1,918	-
Collateralized securities and structured products - debt	-	3,891,338	8,807,956	3,859,274
Common stock	-	-	-	-
Total principal amount of investments sold or repaid	84,715,634	133,737,660	304,891,295	169,031,728

Number of new investment commitments	41	40	114	228
Average new investment commitment amount	$3,911,723	$2,750,517	$3,878,121	$2,902,590
Weighted average maturity for new investment commitment	5.61 years	5.75 years	5.65 years	5.03 years
Percentage of new debt investment commitments at floating rates	100.00%	98.31%	99.77%	99.54%
Percentage of new debt investment commitments at fixed rates	0.00%	1.69%	0.23%	0.46%
Weighted average interest rate of new investment commitments	4.80%	5.18%	4.72%	4.52%
Weighted average spread over LIBOR of new floating rate investment commitments	4.25%	4.38%	4.14%	3.94%
Weighted average interest rate on investment sold or paid down	3.95%	3.65%	4.22%	3.62%

As of September 30, 2021 and December 31, 2020, our investments consisted of the following:

	September 30, 2021		December 31, 2020
	Amortized	Fair	Amortized	Fair
Investments:	Cost	Value	Cost	Value
First-lien senior secured debt	$769,679,533	$776,931,406	$554,650,131	$566,459,850
Second-lien senior secured debt	27,490,362	28,248,519	19,407,847	19,975,980
Convertible Bond	1,023,082	1,048,445	-	-
Collateralized securities and structured products - debt	5,342,332	5,574,122	12,937,788	13,615,501
Equity	500,000	933,000	-	-
Short-term investments	64,373,047	64,373,047	53,104,869	53,104,869
Total Investments	$868,408,356	$877,108,539	$640,100,635	$653,156,200

The table below describes investments by industry composition based on fair value as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020

Software	14.2%	13.3%
Healthcare Providers and Services	13.5%	12.0%
Cash and cash equivalents	7.3%	8.1%
Professional Services	5.7%	4.4%
Insurance	4.9%	7.7%
Media	4.9%	4.4%
IT Services	4.1%	3.1%
Containers and Packaging	3.7%	2.4%
Hotels, Restaurants and Leisure	3.5%	3.6%
Independent Power and Renewable Electricity Producers	3.1%	3.2%
Diversified Financial Services	2.7%	3.7%
Chemicals	2.5%	1.8%
Interactive Media and Services	2.5%	1.5%
Metals and Mining	2.4%	1.3%
Commercial Services and Supplies	2.3%	2.8%
Oil, Gas and Consumable Fuels	2.3%	1.7%
Diversified Consumer Services	2.2%	3.2%
Health Care Technology	1.9%	2.3%
Construction and Engineering	1.6%	2.2%
Auto Components	1.6%	-%
Electronic Equipment, Instruments and Components	1.6%	-%
Building Products	1.5%	1.1%
Specialty Retail	1.4%	2.4%
Airlines	1.4%	-%
Food Products	1.2%	1.2%
Diversified Telecommunication Services	1.1%	2.2%
Construction Materials	1.0%	0.6%
Healthcare Equipment and Supplies	1.0%	1.1%
Aerospace and Defense	0.7%	0.7%
Electric Utilities	0.7%	0.8%
Structured Note	0.6%	2.1%
Wireless Telecommunication Services	0.6%	0.9%
Electrical Equipment	0.2%	-%
Personal Products	0.1%	-%
Consumer Finance	-%	-%
Pharmaceuticals	-%	1.0%
Leisure Products	-%	0.8%
Internet and Direct Marketing Retail	-%	0.5%
Technology Hardware, Storage and Peripherals	-%	0.5%
Capital Markets	-%	0.4%
Energy Equipment and Services	-%	0.3%
Real Estate Investment Trusts (REITs)	-%	0.3%
Textiles, Apparel and Luxury Goods	-%	0.3%
Transportation Infrastructure	-%	0.1%
Total	100.0%	100.0%

The table below shows the weighted average yields and interest rate of our debt investments at fair value as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Weighted average total yield of debt and income producing securities	4.75%	4.96%
Weighted average interest rate of debt and income producing securities	4.70%	4.73%
Weighted average spread over LIBOR of all floating rate investments	4.14%	4.14%

Results of Operations

The following table represents the operating results for the three and nine months ended September 30, 2021 and the three months ended September 30, 2020 and period January 23, 2020 (Commencement of Operations) through September 30, 2020:

	For the Three Months Ended September 30		For the Nine Months Ended September 30,	For the Period January 23, 2020 (Commencement of Operations) through September 30,
	2021	2020	2021	2020
Total investment income	$8,875,949	$7,926,003	$26,420,053	$15,788,223
Less: Net expenses	3,966,032	3,500,556	11,276,184	7,489,789
Net investment income	4,909,917	4,425,447	15,143,869	8,298,434
Net realized gains (losses) on investments	489,555	(1,692,439)	4,335,050	(1,089,875)
Net change in unrealized gains (losses) on investments	(673,345)	12,666,184	(4,371,638)	6,592,701
Net increase (decrease) in net assets resulting from operations	$4,726,127	$15,399,192	$15,107,281	$13,801,260

Investment Income

Investment income for the three and nine months ended September 30, 2021 and the three months ended September 30, 2020 and period January 23, 2020 (Commencement of Operations) through September 30, 2020, was as follows:

	For the Three Months Ended September 30		For the Nine Months Ended September 30,	For the Period January 23, 2020 (Commencement of Operations) through September 30,
	2021	2020	2021	2020
Interest from investments	$8,722,685	$7,780,219	$25,917,343	$15,406,831
Dividend income	2,775	5,952	5,412	226,431
Other income	150,489	139,832	497,298	154,961
Total investment income	$8,875,949	$7,926,003	$26,420,053	$15,788,223

For the three and nine months ended September 30, 2021, total investment income was driven by interest income from our investments. For the three months ended September 30, 2020 and period January 23, 2020 (Commencement of Operations) through September 30, 2020, total investment income was driven by our deployment of capital and interest income from our investments. The size of our investment portfolio at fair value increased from $0.00 as of January 23, 2020 to $660.2 million as of September 30, 2020. The size of our investment portfolio at fair value increased from $600.1 million as of December 31, 2020 to $812.7 million as of September 30, 2021. All debt and short-term investments were income producing, and there were no loans on non-accrual status as of September 30, 2021.

Expenses

Operating expenses for the three and nine months ended September 30, 2021 and the three months ended September 30, 2020 and period January 23, 2020 (Commencement of Operations) through September 30, 2020, was as follows:

	For the Three Months Ended September 30		For the Nine Months Ended September 30,	For the Period January 23, 2020 (Commencement of Operations) through September 30,
	2021	2020	2021	2020
Interest and debt financing expenses	$1,943,517	$1,535,483	$5,742,680	$3,049,936
Management fees	1,490,796	1,171,055	4,123,665	2,704,777
Other operating expenses	697,904	919,004	1,865,461	1,892,369
Initial organization	-	-	-	122,199
Directors fees	20,164	21,396	59,836	58,605
Management fee waiver	(186,349)	(146,382)	(515,458)	(338,097)
Net expenses	$3,966,032	$3,500,556	$11,276,184	$7,489,789

Net expenses for the three months ended September 30, 2021 were $4.0 million, which consisted of $1.9 million in interest and debt financing, $1.5 million in management fees, $698 thousand in other operating expenses, and $20 thousand in directors fees offset by $186 thousand in management fee waiver from the Investment Advisor. Net expenses for the nine months ended September 30, 2021 were $11.3 million, which consisted of $5.7 million in interest and debt financing, $4.1 million in management fees, $1.9 million in other operating expenses, and $60 thousand in directors fees offset by $515 thousand in management fee waiver from the Investment Advisor.

Interest expense went up as a result of an increase in debt. Average debt outstanding increased from $198.6 million to $411.7 million for the period January 23, 2020 (Commencement of Operations) through September 30, 2020 and the nine months ended September 30,2021, respectively. Management fees increased due to a higher value of total net assets. Total net assets increased from $245.8 million to $312.9 million as of September 30, 2020 and September 30, 2021, respectively.

Net expenses for the three months ended September 30, 2020 were $3.5 million, which consisted of $1.5 million in interest and debt financing, $1.2 million in management fees, $919 thousand in other operating expenses, and $21 thousand in directors fees offset by $146 thousand in management fee waiver from the Investment Advisor. Net expenses for the period from January 23, 2020 (Commencement of Operations) through September 30, 2020 were $7.5 million, which consisted of $3.0 million in interest and debt financing, $2.7 million in management fees, $122 thousand in initial organization expenses, $1.9 million in other operating expense, and $59 thousand in directors fees offset by $338 thousand in management fee waiver from the Investment Advisor.

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and nine months ended September 30, 2021 and the three months ended September 30, 2020 and period January 23, 2020 (Commencement of Operations) through September 30, 2020, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the Three Months Ended September 30		For the Nine Months Ended September 30,	For the Period January 23, 2020 (Commencement of Operations) through September 30,
	2021	2020	2021	2020
Unrealized gains on investments	$490,866	$14,811,860	$6,061,972	$10,030,332
Unrealized (losses) on investments	(1,164,211)	(2,145,676)	(10,433,610)	(3,437,631)
Net change in unrealized gains (losses) on investments	$(673,345)	$12,666,184	$(4,371,638)	$6,592,701

The change in unrealized depreciation for the three months ended September 30, 2021 totaled $673 thousand, and the change in unrealized appreciation for the three months ended September 30, 2020 totaled $12.7 million. For the three months ended September 30, 2021, this consisted of unrealized appreciation of $0.4 million related to existing portfolio investments and unrealized appreciation of $0.7 million related to new portfolio investments, and net unrealized depreciation of $1.8 million related to exited portfolio investments (a portion of which has been reclassified to realized gains). For the three months ended September 30, 2020, this consisted of net unrealized appreciation of $9.3 million related to existing portfolio investments and unrealized appreciation of $0.8 million related to new portfolio investments, and net unrealized appreciation of $2.6 million related to exited portfolio investments (a portion of which has been reclassified to realized gains).

The change in unrealized depreciation for the nine months ended September 30, 2021 totaled $4.4 million and the change in unrealized appreciation for the period from January 23, 2020 (Commencement of Operations) through September 30, 2020 totaled $6.6 million. For the nine months ended September 30, 2021, this consisted of net unrealized depreciation of $0.1 million related to existing portfolio investments and unrealized appreciation of $4.1 million related to new portfolio investments, and net unrealized depreciation of $8.4 million related to exited portfolio investments (a portion of which has been reclassified to realized gains). The change in net unrealized depreciation for the period from January 23, 2020 (Commencement of Operations) through September 30, 2020 was related to the appreciation of our investments in APID 2016-24A ER 10/20/2030, Mohegan Tribal T/L, and Prairie ECI Acquiror LP among other existing portfolio investments.

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

During the nine months ended September 30, 2021, we experienced a net increase in cash and cash equivalents of $10.3 million. During the period, net cash used in operating activities was $61.3 million, primarily as a result of fundings of portfolio investments (excluding investments in short-term money market funds) of $521.9 million, partially offset by proceeds received from sale of investments of $309.4 million. We invested in short-term money market funds during the period, and as of the end of the period we held $64.4 million in fair value of short-term money market funds. During the same period, net cash provided by financing activities was $71.6 million, primarily consisting of $33.0 million of net borrowing under the Credit Facility and proceeds from the issuance of common stock of $45.5 million, partially offset by distributions paid in cash of $4.8 million.

During the period January 23, 2020 (Commencement of Operations) through September 30, 2020, we experienced a net increase in cash and cash equivalents of $1.2 million. During the period, net cash used in operating activities was $605.2 million, primarily as a result of fundings of portfolio investments (excluding investments in short-term money market funds) of $785.9 million, partially offset by proceeds received from sale of portfolio investments of $169.2 million. We invested in short-term money market funds during the period, and as of the end of the period we held $36.8 million in fair value of short-term money market funds. During the same period, net cash provided by financing activities was $606.4 million, primarily consisting of $375.2 million of net borrowing under the Credit Facility and proceeds from the issuance of common stock of $233.6 million.

As of September 30, 2021 and September 30, 2020, we had cash and cash equivalents of $11.0 million and $1.2 million, respectively. As of September 30, 2021, we had $427.5 million principal outstanding under the Credit Facility and no principal outstanding under the WF Credit Facility. As of September 30, 2020, we had approximately $375.0 million principal outstanding under the Credit Facility and had not entered into the WF Credit Facility and therefore had no principal outstanding under the WF Credit Facility.

During the nine months ended September 30, 2021 and the period January 23, 2020 (Commencement of Operations) through September 30, 2020, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	September 30, 2021			September 30, 2020
	Capital Commitments	Unfunded Capital Commitments (1)	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common stock	$163,470,019	$117,921,245	28%	$235,554,820	$-	100%

(1)	100% of the unfunded commitments were drawn down in October 2021.

As a BDC, we are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. As of September 30, 2021, our asset coverage ratio was 173%.

Capital Contributions

During the nine months ended September 30, 2021 and the period January 23, 2020 (Commencement of Operations) through September 30, 2020, the Company issued and sold 2,551,012 shares at an aggregate purchase price of $52.5 million and 12,423,874 shares at an aggregate purchase price of $235.8 million, respectively. These amounts include shares issued in reinvestment.

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

Under the Credit Facility, which matures on February 18, 2025, the Lenders have agreed to extend credit to PS BDC Funding in an aggregate amount up to the Commitment (as defined in the Credit Agreement) amount. The Commitment amount for the Credit Facility was $200.0 million as of the closing date of the Credit Agreement, increased to $400.0 million on the one-month anniversary of the closing date, further increased to $475.0 million on October 12, 2020, and further increased to $725 million on September 29, 2021. The Borrowers’ ability to draw under the Credit Facility is scheduled to terminate on February 11, 2025. All amounts outstanding under the Credit Facility are required to be repaid by February 18, 2025.

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

As of September 30, 2021, we had approximately $427.5 million principal outstanding and $297.5  million of available Commitments under the Credit Facility, and PS BDC Funding was in compliance with the applicable covenants in the Credit Facility on such date.

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

Under the WF Credit Facility, which matures on December 18, 2025, the WF Lenders have agreed to extend credit to PS BDC Funding II in an aggregate amount up to the Facility Amount (as defined in the Loan Agreement). The Facility Amount for the WF Credit Facility was $150.0 million as of the closing date of the Loan Agreement. The WF Borrowers’ ability to draw under the WF Credit Facility is scheduled to terminate on December 18, 2025. All amounts outstanding under the WF Credit Facility are required to be repaid by December 18, 2025.

The loans under the WF Credit Facility may be Broadly Syndicated Loans or Middle Market Loans and shall be eurocurrency rate loans unless such rate is unavailable, in which case the loans shall be base rate loans until such rate is available. Broadly Syndicated Loans will bear interest at the LIBOR or base rate, as applicable, plus 1.85%, and Middle Market Loans will bear interest at LIBOR or base rate, as applicable, plus 2.35%. The “base rate” will be equal to the highest of (a) the federal funds rate plus 1/2 of 1% and (b) the prime rate. The Loan Agreement includes fallback language in the event that LIBOR becomes unavailable. Interest is payable quarterly, as determined by the WFB as the administrative agent. The WF Loan Agreement requires the payment of a non-usage fee of (x) 0.50% multiplied by daily unused Facility Amounts during the first thirteen months following the closing of the WF Credit Facility, (y) 0.50% multiplied by the lesser of (1) daily unused Facility Amounts and (2) 50% of the Facility Amount plus 2.00% multiplied by the greater of (i) the difference between the daily unused Facility Amount and 50% of the Facility Amount and (ii) zero between thirteen and sixteen months following the closing of the WF Credit Facility, and, (z) thereafter, 0.50% multiplied by the lesser of (1) daily unused Facility Amounts and (2) 20% of the Facility Amount plus 2.00% multiplied by the greater of (i) the difference between the daily unused Facility Amount and 20% of the Facility Amount and (ii) zero. Such fee is payable quarterly in arrears. The applicable percentage for PS BDC Funding II’s Eligible Loans ranges from 67.5% for Middle Market Loans to 70% for Broadly Syndicated Loans (as each such term is defined in the Loan Agreement).

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

As of September 30, 2021, we had no principal outstanding and $150 million of available Commitments under the WF Credit Facility.

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

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at September 30, 2021 is as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility, Net	$424,540,770	$-	$-	$424,540,770	$-
Total contractual obligations	$424,540,770	$-	$-	$424,540,770	$-

Off-Balance Sheet Arrangements

Unfunded commitments to provide funds to portfolio companies are not recorded on our consolidated statements of assets and liabilities. Our unfunded commitments may be significant from time to time. Unfunded commitments may expire without being drawn upon and the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2021 and December 31, 2020, we had seven unfunded commitments totaling $4.9 million, and three unfunded commitments totaling $1.3 million, respectively. See “Note 8. Commitments and Contingencies” in the notes to the accompanying consolidated financial statements for specific identification of the unfunded commitments. We believe we maintain sufficient liquidity in the form of cash (including restricted cash, if any), receivables and borrowing capacity to fund these unfunded commitments should the need arise. See Financial Condition, Liquidity and Capital Resources above.

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

Assuming that the consolidated statement of assets and liabilities as of September 30, 2021 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rate.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(2,031,837)	$(1,068,750)	$(963,087)
Up 100 basis points	8,127,349	4,275,000	$3,852,349
Up 200 basis points	16,254,697	8,550,000	$7,704,697
Up 300 basis points	24,382,046	12,825,000	$11,557,046

The data in the table is based on the Company’s current statement of assets and liabilities. As of September 30, 2021, the Company had $148.9 million in net purchases that had not yet settled. After settlement of these purchases, the change in interest expense will be larger as a result of the increase in the amount borrowed under the credit facility. The table does not include any change in interest income from the Company’s money market investments.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes during the nine months ended September 30, 2021 to the risk factors discussed in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2021, the Company issued and sold 2,551,012 shares of its common stock at an aggregate purchase price of $52.5 million. These amounts include shares issued in reinvestment. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof. The Company relied, in part, upon representations from the investors in the subscription agreements that each investor was an accredited investor as defined in Regulation D under the Securities Act. We did not engage in general solicitation or advertising, and did not offer securities to the public, in connection with such issuances and sales.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

Exhibit Index

3.1	Form of Articles of Amendment and Restatement (Incorporated by reference to Exhibit 3.1 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56126) filed on January 16, 2020)

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form 10 (File No. 000-56126) filed on November 27, 2019)

10.1*	Second Amendment to Credit Agreement, dated September 29, 2021, by and among Palmer Square BDC Funding I LLC, as the borrower, and Bank of America, N.A., as administrative agent and as lender.

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Palmer Square Capital BDC Inc.

Date: November 15, 2021	/s/ Christopher D. Long
	Name:	Christopher D. Long
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Date: November 15, 2021	/s/ Jeffrey D. Fox
	Name:	Jeffrey D. Fox
	Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)