Form 10-K
period 2021-12-31
Palmer Square Capital BDC Inc.
filed 2022-03-11
CIK 1794776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

There were 22,810,727 issued and outstanding shares of the issuer’s common stock, $.001 par value per share, on March 11, 2022.

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

Item 1. Business

Overview

We are a financial services company that primarily lends to and invests in corporate debt securities of companies, including small to large private U.S. companies. We were organized as a Maryland corporation on August 26, 2019 and are structured as an externally managed, non-diversified closed-end management investment company. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Beginning with our taxable year ended December 31, 2020, we have elected to be treated as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and we expect to qualify as a RIC annually.

We are externally managed by the Investment Advisor, an investment adviser that is registered with the Securities and Exchange Commission (“SEC”) under the Investment Advisers Act of 1940 (the “Advisers Act”), pursuant to an investment advisory agreement between us and the Investment Advisor (the “Advisory Agreement”). Subject to the supervision of our Board of Directors (the “Board”), a majority of which is made up of directors that are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (“Independent Directors”), our Investment Advisor manages our day-to-day operations and provides us with investment advisory and management services and certain administrative services. The Investment Advisor, in its capacity as Administrator, provides the administrative services necessary for us to operate pursuant to an administration agreement between us and the Administrator (the “Administration Agreement”). The Administrator has entered into a sub-administration agreement to delegate certain administrative functions to U.S. Bancorp Fund Services, LLC (the “Sub-Administrator”). Our Investment Advisor is a majority-owned subsidiary of Palmer Square, which is a privately-held firm specializing in corporate and structured credit.

Our investment objective is to maximize total return, comprised of current income and capital appreciation. Our current investment focus is guided by two strategies that facilitate our investment opportunities and core competencies: (1) investing in corporate debt securities and, to a lesser extent, (2) investing in collateralized loan obligation (“CLO”) structured credit funds that typically own corporate debt securities, including the equity and junior debt tranches of CLOs. To a limited extent, we may enter into derivatives transactions, which may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates or to earn income and enhance our total returns. We may also receive or purchase warrants or rights to acquire equity or other securities in connection with making a debt investment in a company. We will continue to evaluate other investment strategies in the ordinary course of business with no specific top-down allocation to any single investment strategy.

We have two wholly-owned subsidiaries (PS BDC Funding and PS BDC Funding II) that were established in connection with our obtaining credit facilities from third party lenders. The accounts of these subsidiaries are consolidated in the Company’s financial statements. We “look through” such subsidiaries to determine our compliance with the provisions of the 1940 Act, including provisions governing capital structure and leverage.

Our Portfolio

As of December 31, 2021, we had 240 debt and private fund investments in 212 portfolio companies with an aggregate fair value of approximately $1.1 billion.

Listed below are our top ten portfolio companies and industries represented as a percentage of total assets (excluding short-term investments) as of December 31, 2021:

Portfolio Company	2021
Vision Solutions, Inc.	1.1%
Inmar, Inc.	1.1%
Idera, Inc.	1.1%
Peraton Corp.	1.0%
Acrisure, LLC	0.9%
Help/Systems Holdings, Inc.	0.9%
Quest Software US Holdings Inc	0.8%
Dotdash Meredith, Inc.	0.8%
Micro Holding Corp.	0.8%
Specialty Building Products Holdings, LLC	0.8%

Industry	2021
Healthcare Providers and Services	10.5%
Software	10.0%
IT Services	9.2%
Professional Services	6.3%
Insurance	5.6%
Media	3.8%
Hotels, Restaurants and Leisure	3.4%
Independent Power and Renewable Electricity Producers	3.1%
Oil, Gas and Consumable Fuels	2.9%
Building Products	2.9%

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

The Investment Advisor

The Investment Advisor serves as our investment adviser pursuant to the Advisory Agreement and manages our day-to-day operations and provides us with investment advisory and management services and certain administrative services. The investment team (the “Investment Team”) of our Investment Advisor is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, structuring our investments and monitoring and servicing our investments. As of December 31, 2021, the Investment Team was comprised of 23 investment professionals, all of whom dedicate a substantial portion of their time to the Company. In addition, the team has five dedicated operations professionals. In addition, the Investment Advisor believes that it has best-in-class support personnel, including expertise in risk management, legal, accounting, tax, information technology and compliance, among others.

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

Palmer Square Capital Management

Palmer Square is a Delaware limited liability company formed in 2009 and had approximately $20.6  billion in assets under management as of December 31, 2021. Palmer Square manages portfolios of both corporate credit and structured credit as well as diverse strategies designed with the intent to achieve high risk-adjusted returns over market cycles. We believe Palmer Square’s experience in analyzing companies and investment structures provides a sustainable competitive advantage over other firms. Palmer Square is 100% management owned and led by Christopher D. Long and Angie K. Long. The firm is an SEC registered investment adviser.

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

Base  Management Fee

In return for providing management services to the Company, the Company pays the Investment Advisor a base management fee, calculated and paid quarterly at an annual rate of 2.00% of the average value of the weighted average (based on the number of shares outstanding each day in the quarter) of the Company’s total net assets at the end of the two most recently completed calendar quarters. The base management fee for any partial quarter will be pro-rated based on the number of days actually elapsed in that quarter relative to the total number of days in such quarter.

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

“Net realized losses” in respect of a particular period means the difference, if positive, between (i) the aggregate realized capital losses on the Company’s investments in such period and (ii) the aggregate realized capital gains on the Company’s investments in such period. “Net investment income” in respect of the particular period means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the particular period, minus operating expenses for the particular period (including the base management fee, the Income Incentive Fee, any expenses payable under the Administration Agreement, and any interest expense and dividends paid on any outstanding preferred stock). “Net investment income” includes, in the case of investments with a deferred interest feature such as market discount, OID, debt instruments with PIK interest, preferred stock with PIK dividends and zero-coupon securities, accrued income that the Company has not yet received in cash.

The Income Incentive Fee amount, or the calculations pertaining thereto, as appropriate, will be pro-rated for any period less than a full calendar quarter.

The following is a graphical representation of the calculation of the Income Incentive Fee based on “adjusted net investment income” that will be in place subsequent to a Listing:

Example 1—Income Incentive Fee:

Assumptions

●	Hurdle rate(1) = 1.5%

●	Base management fee(2) = 0.50%

●	Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%

Alternative 1

Additional Assumptions

●	Investment income (including interest, dividends, fees, etc.) = 1.25%

●	Pre-incentive fee net investment income (investment income - (base management fee + other expenses)) = 0.55%

●	Net realized losses (realized capital losses — realized capital gains) = 0.00%(4)

●	Adjusted net investment income (pre-incentive fee net investment income — ([if positive] (net realized losses - net investment income))) = 0.55%(5)

Adjusted net investment income does not exceed the hurdle rate, therefore there is no Income Incentive Fee.

Alternative 2

Additional Assumptions

●	Investment income (including interest, dividends, fees, etc.) = 2.30%

●	Pre-incentive fee net investment income (investment income - (base management fee + other expenses)) = 1.60%

●	Net realized losses (realized capital losses — realized capital gains) = 0.00%(4)

●	Adjusted net investment income (pre-incentive fee net investment income — ([if positive] (net realized losses - net investment income))) = 1.60%(5)

Adjusted net investment income exceeds hurdle rate, therefore there is an Income Incentive Fee.

Income Incentive Fee

= 100% × “Catch-Up” + the greater of 0% AND (12.5% × (adjusted net investment income — 1.6875%)

= (100% × (1.6000% - 1.5000%)) + 0%

= 100% × 0.1000%

= 0.1000%

(1)	Represents a quarter of the 6.0% annualized hurdle rate.

(2)	Represents a quarter of the 2.0% annualized base management fee.

(3)	Excludes offering expenses.

(4)	The calculation of “realized capital losses” and “realized capital gains” are amounts over the four calendar quarters immediately preceding the payment date.

(5)	If the amount of net realized losses over the most recently completed and three calendar quarters preceding the payment date exceeds the amount of net investment income over the same period, excluding the most recently completed quarter, then the amount of adjusted net investment income is reduced by that amount. Otherwise, the amount of adjusted net investment income is not changed.

Alternative 3

Additional Assumptions

●	Investment income (including interest, dividends, fees, etc.) = 2.70%

●	Pre-incentive fee net investment income (investment income - (base management fee + other expenses)) = 2.00%

●	Net realized losses (realized capital losses — realized capital gains) = 0.00%(4)

●	Adjusted net investment income (pre-incentive fee net investment income — ([if positive] (net realized losses - net investment income))) = 2.00%(5)

Adjusted net investment income exceeds hurdle rate, therefore there is an Income Incentive Fee.

Income Incentive Fee

= 100% × “Catch-Up” + the greater of 0% AND (12.5% × (adjusted net investment income - 1.6875%)

= (100% × (1.6875% - 1.5000%)) + (12.5% × (2.0000% - 1.6875%))

= 0.1875% + (12.5% × 0.3125%)

= 0.1875% + 0.0039%

= 0.1914%

Alternative 4

Additional Assumptions

●	Investment income (including interest, dividends, fees, etc.) = 2.30%

●	Pre-incentive fee net investment income (investment income - (base management fee + other expenses)) = 1.60%

●	Net realized losses (realized capital losses — realized capital gains) = 9.00%(4)

●	Adjusted net investment income (pre-incentive fee net investment income — ([if positive] (net realized losses - net investment income)))(5) (6)

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

Duration and Termination

The Advisory Agreement was approved by the Board on November 13, 2019 for an initial two-year term. Unless terminated earlier as described below, the Advisory Agreement will remain in effect from year to year if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our Independent Directors. Our Board most recently determined to re-approve the Advisory Agreement for an additional one-year term ending January 13, 2023 at a meeting held on November 10, 2021. The Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Investment Advisor and may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Advisory Agreement without penalty upon 60 days’ written notice.

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

Administration Agreement

The Company has entered into the Administration Agreement with the Administrator. Pursuant to the Administration Agreement, the Administrator furnishes office facilities and equipment and provides clerical, bookkeeping, compliance, recordkeeping and other administrative services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees the performance of, required administrative services, which include being responsible for the financial and other records that the Company is required to maintain and preparing reports to stockholders and reports and other materials filed with the SEC. In addition, the Administrator assists the Company in determining and publishing the Company’s net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports and other materials to stockholders, and generally overseeing the payment of expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, the Administrator also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the offer to provide such assistance.

Under the Administration Agreement, the Company reimburses the Administrator based upon its allocable portion of the Administrator’s overhead (including rent) in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the cost of its officers (including the Company’s Chief Financial Officer and Chief Compliance Officer), and any of their respective staff who provide services to the Company, operations staff who provide services to the Company, and internal audit staff, if any, to the extent internal audit performs a role in the Company’s Sarbanes-Oxley internal control assessment. In addition, if requested to provide managerial assistance to portfolio companies, the Administrator is reimbursed based on the services provided. The Administration Agreement has an initial term of two years and may be renewed with the approval of the Board. Our Board most recently determined to re-approve the Administration Agreement for an additional one-year term ending January 13, 2023 at a meeting held on November 10, 2021. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that the Administrator outsources any of its functions, the Company pays the fees associated with such functions on a direct basis without any incremental profit to the Administrator.

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

Market Opportunity

The Investment Team believes that existing market conditions, including those set forth below, have combined to create an attractive investment environment for us:

Risk Adjusted Returns. Broadly-syndicated fixed and floating rate loans and corporate debt provides an opportunity set that the Investment Team believes offers an attractive, risk-adjusted return. Specifically, the Investment Team believes it can mitigate risk and achieve our investment objective by: (i) seeking the best relative value, which may equate to buying new loans or other corporate debt issuances at a discount or purchasing in the secondary market, and (ii) seeking to buy loans or other corporate debt issuances that the Investment Team believes have strong fundamentals and low default risk and are capable of withstanding significant downward pricing pressure.

Expansion of Corporate Debt Market. The corporate debt market segment on which the Investment Team focuses is industry diverse and large, and includes small to large U.S. companies. In addition, we believe that private equity sponsors have a large pool of uninvested private equity capital. The Investment Team believes private equity firms are poised to deploy meaningful amounts of capital, thus creating ongoing investment opportunities for private lenders such as us.

Regulatory Environment and Opportunity for Alternative Lenders. Traditional banks have reduced their lending activities to smaller private companies in recent years and bank stakeholders, including shareholders, lenders and regulators, continue to exert pressure to contain the amount of these types of assets held on bank balance sheets. Examples of this include continued investor focus on the amount of assets whose fair value cannot be determined by using observable measures, or “Level 3 assets,” held on bank balance sheets. As a result, of decreased lending by banks to smaller private companies, the Investment Team believes there are increased opportunities for alternative lenders such as us to fill the void.

CLO Equity and Debt. The Investment Team believes that CLO equity and debt has been a tremendous source of returns for investors historically, and has the potential to offer investors high cash on cash returns with low credit risk and low correlation to traditional assets classes. Because CLO securities are floating rate instruments designed to mitigate interest rate sensitivity, investors may not directly suffer the same adverse effects that other asset classes may experience due to rising interest rates. The Investment Team has a strong track record of investing in CLO equity and debt, and believes that CLO investments continue to offer attractive relative value.

Financing Arrangements

Bank of America Credit Facility

On February 18, 2020, the Company, through a special purpose wholly-owned subsidiary, Palmer Square BDC Funding I LLC (“PS BDC Funding” and together with the Company, the “Borrowers”) entered into a Credit Agreement (the “Credit Agreement”) with certain financial institutions as lenders (“Lenders”), Bank of America, N.A. as the administrative agent (“BofA N.A.”) and BofA Securities, Inc. (“BofA Securities”), as Lead Arranger and Sole Book Manager, pursuant to which the Lenders agreed to provide the Company with a revolving line of credit (the “BoA Credit Facility”).

Under the BoA Credit Facility, which matures on February 18, 2025, the Lenders have agreed to extend credit to PS BDC Funding in an aggregate amount up to the Commitment (as defined in the Credit Agreement) amount. The Commitment amount for the BoA Credit Facility was $200.0 million as of the closing date of the Credit Agreement, increased to $400.0 million on the one-month anniversary of the closing date, further increased to $475.0 million on October 12, 2020, and further increased to $725 million on September 29, 2021. The Borrowers’ ability to draw under the BoA Credit Facility is scheduled to terminate on February 11, 2025. All amounts outstanding under the BoA Credit Facility are required to be repaid by February 18, 2025.

The loans under the BoA Credit Facility may be base rate loans or eurocurrency rate loans. The base rate loans will bear interest at the base rate plus 1.30%, and the eurocurrency rate loans will bear interest at the London Interbank Offered Rate (“LIBOR”) plus 1.30%. The “base rate” will be equal to the highest of (a) the federal funds rate plus 1/2 of 1%, (b) the prime rate and (c) LIBOR. The Credit Agreement includes fallback language in the event that LIBOR becomes unavailable. Interest pursuant to base rate loans is payable quarterly in arrears, and interest pursuant to eurocurrency loans is payable either quarterly or monthly, as specified by the Borrowers in a loan notice pertaining thereto. The Credit Agreement requires the payment of a commitment fee of 0.50% for unused Commitments until the four-month anniversary of the Second Amendment to the Credit Agreement. Thereafter, the commitment fee is 0.50% on unused Commitments up to 30% of the BoA Credit Facility, and 1.30% on unused Commitments in excess of 30% of the BoA Credit Facility. Such fee is payable quarterly in arrears. The advance rate for PS BDC Funding’s Eligible Collateral Assets ranges from 40% for Second Lien Bank Loans to 70% for First Lien Bank Loans that are B Assets to 100% for Cash (excluding Excluded Amounts) (as each such term is defined in the Credit Agreement).

PS BDC Funding has pledged all of its assets to BofA N.A., in its capacity as Administrative Agent, to secure its obligations under the BoA Credit Facility. Both the Company and PS BDC Funding have made customary representations and warranties and are required to comply with various covenants, reporting requirements, and other customary requirements for similar credit facilities. Borrowing under the BoA Credit Facility is subject to the leverage restrictions contained in the 1940 Act and PS BDC Funding complies with 1940 Act provisions relating to affiliated transactions and custody. The custodian of the assets pledged to BofA N.A. pursuant to the BoA Credit Facility is U.S. Bank National Administration. The obligations under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, including in the event of a change of control of PS BDC Funding or if the Investment Advisor ceases to serve as investment adviser to the Company.

As of December 31, 2021, we had approximately $552 million principal outstanding and $173 million of available Commitments under the BoA Credit Facility, and PS BDC Funding was in compliance with the applicable covenants in the BoA Credit Facility on such date.

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

The loans under the WF Credit Facility may be Broadly Syndicated Loans or Middle Market Loans and shall be eurocurrency rate loans unless such rate is unavailable, in which case the loans shall be base rate loans until such rate is available. Broadly Syndicated Loans will bear interest at the LIBOR or base rate, as applicable, plus 1.85%, and Middle Market Loans will bear interest at LIBOR or base rate, as applicable, plus 2.35%. The “base rate” will be equal to the highest of (a) the federal funds rate plus 1/2 of 1% and (b) the prime rate. The Loan Agreement includes fallback language in the event that LIBOR becomes unavailable. Interest is payable quarterly, as determined by the WFB as the administrative agent. Following the Second Amendment of the WF Credit Facility, the Loan Agreement requires the payment of a non-usage fee of (x) during the first thirteen months following the closing of the WF Credit Facility, 0.50% multiplied by daily unused Facility Amounts, (y) between thirteen and sixteen months following the closing of the WF Credit Facility, 0.50% multiplied by the lesser of (1) daily unused Facility Amounts and (2) 50% of the Facility Amount plus 2.00% multiplied by the greater of (i) the difference between the daily unused Facility Amount and 50% of the Facility Amount and (ii) zero, and, (z) thereafter, 0.50% multiplied by the lesser of (1) daily unused Facility Amounts and (2) 20% of the Facility Amount plus 2.00% multiplied by the greater of (i) the difference between the daily unused Facility Amount and 20% of the Facility Amount and (ii) zero. Such fee is payable quarterly in arrears. The WF Credit Facility includes the option to downsize the facility by paying a Commitment Reduction Fee. The Fee is equal to 2.00% of the facility reduction amount prior to the one year anniversary of the closing of the WF Credit Facility, and 1.00% thereafter. The applicable percentage for PS BDC Funding II’s Eligible Loans ranges from 67.5% for Middle Market Loans to 70% for Broadly Syndicated Loans (as each such term is defined in the Loan Agreement).

PS BDC Funding II has pledged all of its assets to U.S. Bank, in its capacity as Collateral Agent, to secure its obligations under the WF Credit Facility and U.S. Bank acts as the custodian of such assets. Both the Company and PS BDC Funding II have made customary representations and warranties and are required to comply with various covenants, reporting requirements, and other customary requirements for similar credit facilities. Borrowing under the WF Credit Facility is subject to the leverage restrictions contained in the 1940 Act and PS BDC Funding II complies with 1940 Act provisions relating to affiliated transactions and custody. The obligations under the Loan Agreement may be accelerated upon the occurrence of an event of default under the Loan Agreement, including in the event of a change of control of PS BDC Funding II, if the Investment Advisor ceases to serve as investment adviser to the Company, or if Palmer Square or its affiliates cease to directly or indirectly own a majority of the membership interests of the Investment Advisor.

As of December 31, 2021, we had $100 million principal outstanding and $50 million of available Commitments under the WF Credit Facility, and PS BDC Funding II was in compliance with the applicable covenants in the WF Credit Facility on such date.

Investment Criteria for Evaluating Investment Opportunities

The Company’s investment objective is to maximize total return, comprised of current income and capital appreciation. However, no assurance can be given that the Company’s investment objective will be achieved, and investment results may vary substantially on a monthly, quarterly and annual basis. The Investment Advisor believes that the Company’s investment objective can be achieved by primarily investing in first and second lien secured loans of small to large private U.S. companies, and to a lesser extent CLO structured credit funds that typically own senior secured bank loans of public and private companies. First and second lien secured loans generally are senior debt instruments that rank ahead of unsecured debt of a given portfolio company. These loans also have the benefit of security interests on the assets of the portfolio company, which may rank ahead of or be junior to other security interests. A significant portion of the loans in which the Company may invest or obtain exposure to through its investments in structured securities may be deemed “Covenant-Lite Loans,” which means the loans contain fewer or no maintenance covenants than other loans and do not include terms which allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. See “Item 1A. Risk Factors—Risks Related to our Investments—Covenant-Lite Loans” below.

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

In addition, to a lesser extent, portfolio investments may also include, but are not limited to, corporate structured credit, cash and synthetic CLOs, collateralized debt obligations (each, a “CDO”), swaps, asset backed securities, corporate bonds of large U.S. and non-U.S. companies, corporate bank loans, preferred stock, municipal bonds or loans and convertible securities. The Company seeks to invest in credit and other assets that the Investment Advisor believes have strong structural protections, limited downside, and low long-term beta to the broader credit and equity markets.

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

Investment Approach

We seek to achieve our investment objective by applying rigorous credit analysis and asset-based and cash-flow based lending techniques to make and monitor our investments. We are routinely pursuing multiple investment opportunities, including primary and secondary purchases of securities.

The Investment Advisor employs a blend of top-down and bottom-up analysis. The top-down approach has three components: (1) macro analysis whereby the Investment Team undertakes frequent dialogues among its team members regarding macro items including the economic outlook, financial and credit markets, new and secondary issues, regulatory changes, M&A environment, and valuation levels; (2) cross-asset relative value analysis which consists of the Investment Team analyzing various asset classes across the credit spectrum for strong relative value opportunities (e.g., analysis of valuation metrics across loans, bonds, convertibles, CLOs and mortgage credits to identify and monitor optimal risk / reward opportunities); and (3) active monitoring by the Investment Team of the major sectors within corporate credit, such as software and technology, healthcare and business services. With regard to the bottom-up analysis, the Investment Team undertakes frequent dialogue discussing key analyses including items such as determining an issuer’s ability to service debt, measuring past performance and understanding the approach of the management team and their ability to meet goals, deal structure model analysis, document analysis and other financial modeling and scenario testing. Finally, the bottom-up analysis includes specific analysis. For example, within the credit spectrum, the team also seeks to evaluate many trade specifics including liquidity, position size, upside/downside, and relative versus absolute value.

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

Investment Process – Senior Secured Loans

The Investment Advisor’s senior secured loan investment strategy has been consistent throughout multiple credit environments and is predicated on the view that a conservative approach to investing in first lien and second lien senior secured loans is the optimal strategy over the course of a credit cycle. Given the idiosyncratic nature of secured loans, our Investment Team focuses on downside protection and overall credit quality when evaluating each and every loan borrower.

The Investment Team evaluates many factors during the due diligence phase, including: company-specific risk, industry risk, balance sheet risk, cash flow generation, liquidity of the loan, in addition to other factors. The aggregate output of this information provides a building block for deeper financial analysis, including base-case financial projections, and more importantly, downside-case financial projections. Once the initial research process is completed, the Investment Team makes an informed decision on the quality of a particular loan and whether or not it meets our strict criteria for investment.

Corporate credit analysts at the Investment Advisor are each responsible for coverage of specific industries. Our Investment Advisor believes that in order to appropriately analyze and underwrite senior secured loans, each analyst has to be an expert in their respective industry verticals. As a result, the Investment Advisor’s corporate credit analysts average over 12 years of experience in broadly syndicated and small to large company credit. As it relates to the due diligence process, each analyst draws not only on their personal analytical skillset, but also utilize their networks within the industry. This can include calls and visits with existing company management teams, former industry CEOs, industry experts, private equity sponsors and industry investment bankers. The aggregate of this initial information gathering then lays the groundwork for fundamental financial analysis and detailed financial modeling, whereby the credit analyst constructs a base case and downside case set of projections.

At the conclusion of the due diligence process, the credit analyst presents a formal investment memorandum to the entire Investment Team, which includes the Investment Committee (which averages over 20 years of credit investing experience) and all industry credit analysts. Our Investment Advisor views this part of our process as unique across credit investment firms but believes that this more fulsome and collaborative process leads to better investment decisions. Ultimately the Investment Committee needs to have a unanimous vote in order to approve any of our investments, working in collaboration with our Chief Investment Officer and the Investment Advisor’s loan portfolio manager to size the position appropriately for the risk.

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

The structures of CLOs have become more robust since the pre-financial crisis era, with subordination of each rated tranche essentially improving by one rating category (i.e., a current BBB-rated tranche may have similar credit support from a subordination perspective as a pre-financial crisis A-rated tranche). CLO equity leverage is also lower from the pre-financial crisis era, with the equity tranche now representing approximately 9-10% of current structures versus approximately 7% in pre-crisis structures. The Investment Advisor believes that no two CLO structures are identical, thus it is critical to analyze the nuances of each structure and the underlying documentation. For example, CLOs with higher overcollateralization cushions can help protect CLO equity from future cash diversion in a stressed scenario. From a documentation standpoint, while post-financial crisis documents are more standardized, our Investment Team works to understand the nuances of each CLO, such as optional redemption rights, collateral quality limitations, reinvestment language optionality, and the ability to flush excess par to the equity holders.

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

The collateral manager of the CLO is the third aspect the Investment Advisor spends a significant amount of its due diligence effort analyzing. The Investment Advisor tracks data compiled from third-party sources such as Intex, Moody’s Analytics and Bloomberg, as well as proprietary internal systems to create a detailed analysis of the CLO collateral manager universe. This process leads to rankings of collateral managers based on all of these criteria. In addition to the analytical and statistical process, the Investment Advisor also performs due diligence on collateral managers via in-person meetings and via telephone calls. Our goal is to meet the collateral managers we invest in at least twice per year.

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

Following its effectiveness on March 1, 2021, our ESG guidelines are followed by our Investment Committee on a go-forward basis, and certain of our investments held prior to March 1, 2021, including as set forth in the schedule of investments herein or in our prior quarterly reports on Form 10-Q and annual reports on Form 10-K, may not have satisfied our newly adopted ESG guidelines. Our Investment Committee is responsible for the execution and continued progress of integration of ESG criteria into our investment strategy, and will support efforts to collaborate with our investors and others in the investment industry to assess and prioritize the ESG topics that are most relevant to the Company and our investors.

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

Competition

Our primary competitors in investing in corporate debt and CLO securities include public and private funds, other business development companies, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy as a RIC.

We use the expertise of the investment professionals of Palmer Square to which we have access pursuant to the Resource Sharing Agreement to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we seek to use the relationships of the Investment Advisor to enable us to learn about, and compete effectively for, financing opportunities with attractive small to large private companies in the industries in which we seek to invest. For additional information concerning the competitive risks we face, see “Item 1A. Risk Factors—Risks Relating to our Business and Structure—Operation in a Highly Competitive Market for Investment Opportunities.”

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

Managerial Assistance to Portfolio Companies

A BDC must be operated for the purpose of making investments in the types of securities described under “—Regulation as a Business Development Company—Qualifying Assets,” above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities significant managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does in fact provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

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

You may obtain information without charge about how our Investment Advisor voted proxies by making a written request for proxy voting information to: Palmer Square Capital BDC Inc., 1900 Shawnee Mission Parkway, Suite 315, Mission Woods, Kansas 66205, Attention: Investor Relations.

Privacy Principles

The Company looks to protect nonpublic personal data. The Company’s privacy policy summarized below is intended to be compliant with the federal and state regulations as applied to the Company.

From time to time nonpublic personal information of our stockholders may be collected as required for legitimate business purposes. The Company may share all of the information that we collect with our Investment Advisor and its affiliates in order to service stockholder accounts or provide stockholders with information about other products and services offered by the Company or the Investment Advisor or its affiliates that may be of interest to them.

In addition, the Company may disclose all of the information that it collects about stockholders to certain third parties who are not affiliated with the Company or the Investment Advisor or its affiliates under one or more of the following circumstances:

1.	As Authorized — if a stockholder requests or authorizes disclosure of the information.

2.	As Required by Law — for example, to cooperate with regulators or law enforcement authorities.

3.	As Permitted by Law — for example, sharing information with companies that maintain, process or service Company or stockholder accounts or financial products and services or who effect, administer or enforce Company or stockholder transactions is permitted. Among other activities, the Company and its Investment Advisor and its affiliates may share information with persons acting in a representative or fiduciary capacity on the Company’s or a stockholder’s behalf. The Company believes that sharing of information for these purposes is essential to providing stockholders with necessary or useful services with respect to their accounts.

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

●	Dependence Upon Key Personnel of Palmer Square and the Investment Advisor — The success of the Company is highly dependent on the financial and managerial expertise of the Investment Advisor and, in turn, Palmer Square.

●	Operation in a Highly Competitive Market for Investment Opportunities — The business of investing in assets meeting our investment objective is highly competitive.

●	Financing Investments With Borrowed Money — The use of leverage magnifies the potential for gain or loss on amounts invested.

●	Changes in Interest Rates May Affect Our Cost of Capital and Net Investment Income — Because we borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds.

●	Regulations Governing Our Operation as a BDC — Regulations governing our operation as a BDC affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative impact on our growth.

●	Investments in Leveraged Portfolio Companies — Leveraged companies in which we invest may have limited financial resources and may be unable to meet their obligations under their loans and debt securities that we hold.

●	Investments in Secured Loans — We cannot guarantee the adequacy of the protection of our interests in secured loans, including the validity or enforceability of the loan and the maintenance of the anticipated priority, and in the event of any default under a secured loan, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the secured loan.

●	Investments in Mezzanine Debt and Other Junior Securities — Our investments in mezzanine debt and other junior securities are subordinate to senior indebtedness of the applicable company and are subject to greater risk.

●	Investments in CLOs — CLO vehicles that we invest in are typically very highly levered, and therefore, the junior debt and equity tranches that we invest in are subject to a higher degree of risk of total loss.

●	Investments in Covenant-Lite Loans — Our investments may include Covenant-Lite Loans, which may give us fewer rights and subject us to greater risk of loss than loans with financial maintenance covenants.

●	Risks Regarding Distributions — We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions.

●	Risks Relating to Economic Recessions or Downturns — Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in our revenues, net income and assets.

Risks Related to our Business and Structure

We have a limited operating history.

We began operations on January 23, 2020 and have limited operating history. As a result, we are subject to all of the business risks and uncertainties associated with any new business, including the risk that it will not achieve its investment objectives and that the value of your investment could decline substantially or that the investor will suffer a complete loss of its investment in us.

In addition, neither Palmer Square nor the Investment Advisor has previously managed a BDC. The 1940 Act imposes numerous constraints on the operations of BDCs that generally do not apply to other investment vehicles managed by Palmer Square. BDCs are required, for example, to invest at least 70% of their total assets primarily in securities of U.S. private or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. We, the Investment Advisor and Palmer Square have limited experience operating or advising under these constraints, which may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective.

We are dependent upon key personnel of Palmer Square and the Investment Advisor.

Our success is highly dependent on the financial and managerial expertise of the Investment Advisor and, in turn, Palmer Square. The individuals may not necessarily continue to remain employed by Palmer Square. Although we have attempted to foster a team approach to investing, the loss of key individuals employed by Palmer Square or our Investment Advisor could have a material adverse effect on our financial condition, performance and ability to achieve our investment objectives.

The Investment Advisor’s and Palmer Square’s investment professionals expect to devote such time and attention to the conduct of our business as such business shall reasonably require. However, there can be no assurance, for example, that the members of the Investment Advisor or such investment professionals will devote any minimum number of hours each week to our affairs or that they will continue to be employed by Palmer Square. In the event that certain employees of the Investment Advisor cease to be actively involved with us, we will be required to rely on the ability of Palmer Square to identify and retain other investment professionals to conduct our business.

We are dependent on strong referral relationships.

We depend upon our Investment Advisor and its affiliates to maintain their relationships with private equity sponsors, placement agents, investment banks, management groups and other financial institutions, and we expect to rely to a significant extent upon these relationships to provide us with potential investment opportunities. If our Investment Advisor and its affiliates fail to maintain such relationships, or to develop new relationships with other sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom our Investment Advisor and its affiliates have relationships are not obligated to provide us with investment opportunities, and we can offer no assurance that these relationships will generate investment opportunities for us in the future.

Our investment decisions may be expedited.

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

Our financial condition, results of operations and cash flows depend on our ability to manage our business effectively.

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

Our executive officers and directors, our Investment Advisor, Palmer Square and their affiliates, officers, directors and employees may face certain conflicts of interest.

The employees of Palmer Square and our Investment Advisor serve, or may serve, as officers, directors, members, or principals of entities that operate in the same or a related line of business as we do, or of investment funds, accounts, or investment vehicles managed by it and/or its affiliates. Similarly, Palmer Square, the Investment Advisor and their affiliates may have other clients with similar, different or competing investment objectives.

In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. There is a potential that we will compete with these clients, and other entities managed by the Investment Advisor and its affiliates, for capital and investment opportunities. As a result, the Investment Advisor and, as applicable, the members of the Investment Committee may face conflicts in the allocation of investment opportunities among us and the investment funds, accounts and investment vehicles managed by the Investment Advisor and its affiliates. Our Investment Advisor intends to allocate investment opportunities among eligible investment funds, accounts and investment vehicles in a manner that is fair and equitable over time and consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time.

Our Investment Advisor or its affiliates may, from time to time, possess material non-public information, limiting our investment discretion.

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

Our management and incentive fee structure with our Advisor may create incentives for our Investment Advisor that are not fully aligned with the interests of our stockholders and may induce our Advisor to make speculative investments.

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

The valuation process for certain of our portfolio holdings may create a conflict of interest.

We may make many of our portfolio investments in the form of loans and securities that are not publicly traded and for which no market based price quotation is available. As a result, our Board will determine the fair value of these loans and securities in good faith as described elsewhere in this Annual Report. In connection with that determination, investment professionals from our Investment Advisor may provide our Board with valuations based upon the most recent portfolio company consolidated financial statements available and projected financial results of each portfolio company. The participation of the Investment Advisor’s investment professionals in our valuation process could result in a conflict of interest as the Investment Advisor’s base management fee is based, in part, on the value of our total net assets.

We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.

The business of investing in assets meeting our investment objective is highly competitive. Competition for investment opportunities includes a growing number of nontraditional participants, such as hedge funds, senior private debt funds, including BDCs, and other private investors, as well as more traditional lending institutions and competitors. Some of these competitors may have access to greater amounts of capital and to capital that may be committed for longer periods of time or may have different return thresholds than us, and thus these competitors may have advantages not shared by us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source-of-income, asset diversification and distribution requirements we must satisfy to qualify and maintain our RIC status. Increased competition for, or a diminishment in the available supply of, investments suitable for us could result in lower returns on such investments. Moreover, the identification of attractive investment opportunities is difficult and involves a high degree of uncertainty. We may incur significant expenses in connection with identifying investment opportunities and investigating other potential investments which are ultimately not consummated, including expenses relating to due diligence, transportation, legal expenses and the fees of other third party advisors.

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

We may need to raise additional capital.

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

Our investments in PIK interest income may expose us to risks.

Certain of our debt investments may contain provisions providing for the payment of PIK interest. Because PIK interest results in an increase in the size of the loan balance of the underlying loan, the receipt by us of PIK interest will have the effect of increasing our total net assets. As a result, because the base management fee that we pay to the Investment Advisor is based on the value of our total net assets, the receipt by us of PIK interest will result in an increase in the amount of the base management fee payable by us. In addition, any such increase in a loan balance due to the receipt of PIK interest will cause such loan to accrue interest on the higher loan balance, which will result in an increase in our pre-incentive fee net investment income and, as a result, an increase in incentive fees that are payable by us to the Investment Advisor after a Listing.

Our strategy involves a high degree of leverage. We intend to continue to finance our investments with borrowed money, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.

The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. We have borrowed and intend to continue to borrow from, and may in the future issue debt securities to, banks, insurance companies and other lenders. Lenders of these funds will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instruments we may enter into with lenders. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make dividend payments on our common stock. Our ability to service any debt will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses.

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

We are subject to various covenants under our credit facilities which, if not complied with, could result in reduced availability and/or mandatory prepayments under our credit facilities.

We are subject to various covenants under our credit facilities which, if not complied with, could result in reduced availability and/or mandatory prepayments under our credit facilities. In the event we default under our credit facilities or any other future borrowing facility, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under our credit facilities, or such future borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under our credit facilities, or such future borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition to asset coverage ratio requirements, our credit facilities contain various covenants which, if not complied with, could accelerate repayment of the indebtedness under our credit facilities. This could have a material adverse effect on our business, financial condition and results of operations. Our borrowings under the BoA Credit Facility are collateralized by the assets in PS BDC Funding. The agreements governing the BoA Credit Facility require us to comply with certain financial and operational covenants. These covenants include a requirement to maintain a first-prior security interest in the collateral for the benefit of the lenders under the BoA Credit Facility, maintain various policies and procedures, and maintain a minimum borrowing base under the BoA Credit Facility. Our borrowings under the WF Credit Facility are collateralized by the assets in PS BDC Funding II. The agreements governing the WF Credit Facility require us to comply with certain financial and operational covenants. These covenants include a requirement to maintain a first-prior security interest in the collateral for the benefit of the lenders under the WF Credit Facility, maintain various policies and procedures, and maintain a minimum borrowing base under the WF Credit Facility. Our continued compliance with the covenants under our credit facilities depends on many factors, some of which are beyond our control.

Changes in interest rates may affect our cost of capital and net investment income

Because we borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates would not have a material adverse effect on our net investment income given that we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income. In addition, in a prolonged low interest rate environment, the difference between investment income earned on interest earning assets and the interest expense incurred on interest bearing liabilities may be compressed, reducing our net investment income and potentially adversely affecting our operating results. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

The expected discontinuation of LIBOR could have significant impact on our business.

In July 2017, the head of the United Kingdom Financial Conduct Authority (the “FCA”) announced that it intends to phase out of the use of LIBOR by the end of 2021, and in December 2020, the ICE Benchmark Administration Limited, a wholly-owned subsidiary of Intercontinental Exchange, Inc. and the administrator of LIBOR, announced that it will extend the LIBOR transition deadline for most LIBOR settings to the end of June 2023. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S. based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. Similarly, financial regulators in the UK, the European Union, Japan, and Switzerland formed working groups with the aim of recommending alternatives to LIBOR denominated in their local currencies. The ARRC is comprised of a diverse set of private-sector entities and a wide array of official-sector entities, banking regulators, and other financial sector regulators. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, it is unclear if other benchmarks may emerge or if other rates will be adopted outside of the U.S.

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

We may have uncertainty as to the value of certain portfolio investments.

We expect that certain of our portfolio investments may take the form of securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not be readily determinable and we will value these investments at fair value as determined in good faith by the Board. Certain of our investments (other than cash and cash equivalents) may be classified as Level 3 assets under Topic 820 of the U.S. Financial Accounting Standards Board’s Accounting Standards Codification, as amended, Fair Value Measurements and Disclosures (“ASC 820”). This means that our portfolio valuations will be based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. We expect that inputs into the determination of fair value of our portfolio investments will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. The types of factors that the Board may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly-traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such loans and securities. In addition, the method of calculating the base management fee may result in conflicts of interest between the Investment Advisor, on the one hand, and our stockholders on the other hand, with respect to valuation of investments.

We will adjust on a quarterly basis the valuation of our portfolio to reflect the Board’s determination of the fair value of each investment in our portfolio for which market quotes are not readily available. Any changes in fair value are recorded in our statements of operations as net change in unrealized appreciation or depreciation on investments.

We may experience fluctuations in our quarterly operating results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the loans and debt securities we acquire, the default rate on such loans and securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. In light of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

The Board may change our investment objectives, operating policies and strategies without prior notice or stockholder approval.

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

Our Advisor and Administrator each have the ability to resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

The Investment Advisor has the right under the Advisory Agreement to resign as our Investment Advisor at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. Similarly, our Administrator has the right under the Administration Agreement to resign at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If the Investment Advisor or Administrator were to resign, we may not be able to find a new investment adviser or administrator, as applicable, or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions to our stockholders are likely to be adversely affected.

We are highly dependent on information systems, and systems failures or cyber-attacks could significantly disrupt our business, which may, in turn, negatively affect the value of shares of our common stock and our ability to pay distributions.

Our business relies on secure information technology systems. These systems are exposed to operational and information security risks resulting from cyberattacks that threaten the confidentiality, integrity or availability of our information resources (i.e., cyber incidents). Cyber incidents can result from unintentional events (such as an inadvertent release of confidential information) or deliberate attacks by insiders or third parties. These attacks could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing and unauthorized release of confidential information, corrupting data, denial of service attacks on our websites, “ransomware” that renders systems inoperable until ransom is paid, or various other forms of cybersecurity breaches. Such cyber incidents could result in disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could have a material adverse effect on our business, financial condition and results of operations. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by the Investment Advisor and third-party service providers. Cyber incidents affecting us, our Investment Advisor, or third-party service providers may adversely impact us or the companies in which we invest, causing our investments to lose value. We, along with our Investment Advisor, have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions. However, these measures may not be effective, and there can be no assurance that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident. In addition, the costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Furthermore, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

Failure to maintain our status as a business development company would reduce our operating flexibility.

If we do not maintain our status as a business development company, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions and correspondingly decrease our operating flexibility.

Our charter includes an exclusive forum selection provision, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or other agents.

Our charter provides that, unless we consent in writing to the selection of a different forum, and except for any claims made under the federal U.S. securities laws, the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, shall be the sole and exclusive forum for (a) any derivative action or proceeding brought on behalf of the Company, (b) any action asserting a claim of breach of any duty owed by a director or officer or other employee of the Company to the Company or to the stockholders of the Company or asserting a claim of breach of any standard of conduct set forth in the Maryland General Corporation Law (the “MGCL”), (c) any action asserting a claim against the Company or any director or officer or other employee of the Company arising pursuant to any provision of the MGCL, the charter or our bylaws, or (d) any action asserting a claim against the Company or any director or officer or other employee of the Company that is governed by the internal affairs doctrine. There is uncertainty as to whether a court would enforce such a provision, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. In addition, this provision may increase costs for shareholders in bringing a claim against us or our directors, officers or other agents. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed, to the fullest extent permitted by law, to have notice of and consented to these exclusive forum provisions. The exclusive forum selection provision in our charter may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other agents, which may discourage lawsuits against us and such persons. It is also possible that, notwithstanding such exclusive forum selection provision, a court could rule that such provision is inapplicable or unenforceable. If this occurred, we may incur additional costs associated with resolving such action in another forum, which could materially adversely affect our business, financial condition and results of operations.

Risks Related to the 1940 Act

Our ability to enter into transactions with our affiliates is restricted.

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

We, the Investment Advisor and Palmer Square have been granted exemptive relief from the SEC to permit greater flexibility to negotiate the terms of co-investments if our Board determines that it would be advantageous for us to co-invest with investment funds, accounts and investment vehicles managed by Palmer Square in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that co-investment by us and investment funds, accounts and investment vehicles managed by the Investment Advisor and its affiliates, including Palmer Square, may afford us additional investment opportunities and an ability to achieve greater diversification. Accordingly, our exemptive order permits us to invest with these investment funds, accounts and investment vehicles managed in the same portfolio companies under circumstances in which such investments would otherwise not be permitted by the 1940 Act. Our exemptive relief permitting co-investments applies only if our Independent Directors review and approve each co-investment. The exemptive order imposes other constraints on co-investments that limit the number of instances when we may rely on its protections.

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.

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

Risks Related to our Investments

Economic recessions or downturns could impair our portfolio companies, and defaults by our portfolio companies will harm our operating results.

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

We may hold the debt securities of leveraged portfolio companies.

Portfolio companies may issue certain types of debt, such as senior loans, mezzanine or high yield in connection with leveraged acquisitions or recapitalizations in which the portfolio company incurs a substantially higher amount of indebtedness than the level at which it had previously operated. Leverage may have important consequences to these portfolio companies and us as an investor. For example, the substantial indebtedness of a portfolio company could (i) limit its ability to borrow money for its working capital, capital expenditures, debt service requirements, strategic initiatives or other purposes; (ii) require it to dedicate a substantial portion of its cash flow from operations to the repayment of its indebtedness, thereby reducing funds available to it for other purposes; (iii) make it more highly leveraged than some of its competitors, which may place it at a competitive disadvantage; or (iv) subject it to restrictive financial and operating covenants, which may preclude it from favorable business activities or the financing of future operations or other capital needs.

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

The lack of liquidity in our investments may adversely affect our businesses.

We may acquire a significant percentage of our portfolio company investments from privately held companies in directly negotiated transactions. The lack of an established, liquid secondary market for some of our investments may have an adverse effect on the market value of our investments and on our ability to dispose of them. Additionally, our investments may be subject to certain transfer restrictions that may also contribute to illiquidity. Further, our assets that are typically traded in a liquid market may become illiquid due to events relating to the issuer, market events, economic conditions or investor perceptions. Therefore, no assurance can be given that, if we are determined to dispose of a particular investment held by us, it could dispose of such investment at the prevailing market price.

Our investments in secured loans may nonetheless expose us to losses from default and foreclosure.

While we may invest in secured loans, they may nonetheless be exposed to losses resulting from default and foreclosure. Therefore, the value of the underlying collateral, the creditworthiness of the borrower and the priority of the lien are each of great importance. We cannot guarantee the adequacy of the protection of our interests, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, we cannot assure you that claims may not be asserted that might interfere with enforcement of our rights. In addition, in the event of any default under a secured loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the secured loan, which could have a material adverse effect on our cash flow from operations.

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

Our investments in mezzanine debt and other junior securities are subordinate to senior indebtedness of the applicable company and are subject to greater risk.

The mezzanine debt and other junior investments in which we may invest are typically contractually or structurally subordinate to senior indebtedness of the applicable company, or effectively subordinated as a result of being unsecured debt and therefore subject to the prior repayment of secured indebtedness to the extent of the value of the assets pledged as security. In some cases, the subordinated debt held by us may be subject to the prior repayment of different classes of senior debt that may be in priority ahead of the debt held by us. In the event of financial difficulty on the part of a portfolio company, such class or classes of senior indebtedness ranking prior to the debt held by us, and interest thereon and related expenses, must first be repaid in full before any recovery may be had on our mezzanine debt or other subordinated investments. Subordinated investments are characterized by greater credit risks than those associated with the senior or senior secured obligations of the same issuer. In addition, under certain circumstances the holders of the senior indebtedness will have the right to block the payment of interest and principal on our mezzanine debt or other junior investment and to prevent us from pursuing its remedies on account of such non-payment against the issuer. Further, in the event of any debt restructuring or workout of the indebtedness of any issuer, the holders of the senior indebtedness will likely control the creditor side of such negotiations.

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

Our investments may include Covenant-Lite Loans, which may give us fewer rights and subject us to greater risk of loss than loans with financial maintenance covenants.

A significant number of high yield loans in the market, in particular the broadly syndicated loan market, may consist of Covenant-Lite Loans. A significant portion of the loans in which we may invest or get exposure to through its investments in CDOs or other types of structured securities may be deemed to be Covenant-Lite Loans and it is possible that such loans may comprise a majority of our portfolio. Such loans do not require the borrower to maintain debt service or other financial ratios and do not include terms which allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. Ownership of Covenant-Lite Loans may expose us to different risks, including with respect to liquidity, price volatility, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants. In addition, a significant portion of the loans in which we may invest may be Covenant-Lite Loans. Generally, Covenant-Lite Loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in Covenant-Lite Loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.

Our prospective portfolio companies may prepay loans, which may reduce our yields if capital returned cannot be invested in transactions with equal or greater expected yields.

The terms of loans we acquire or originate may be subject to early prepayment options or similar provisions which, in each case, could result in us realizing repayments of such loans earlier than expected, sometimes with no or a nominal prepayment premium. This may happen when there is a decline in interest rates, when the portfolio company’s improved credit or operating or financial performance allows the refinancing of certain classes of debt with lower cost debt or when the general credit market conditions improve. Additionally, prepayments could negatively impact our ability to pay, or the amount of, distributions on our common stock, which could result in a decline in the market price of our shares. Our inability to reinvest such proceeds may materially affect the overall performance.

We may invest in high yield debt, which has greater credit and liquidity risk than more highly rated debt obligations.

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

Our investments in bank loans and financial institutions may be less liquid than our other investments and we may incur greater risk with respect to investments we acquire through assignments or participations of interests.

We may invest a portion of our investments in loans originated by banks and other financial institutions. The loans invested in by us may include term loans and revolving loans, may pay interest at a fixed or floating rate and may be senior or subordinated. Purchasers of bank loans are predominantly commercial banks, investment funds and investment banks. As secondary market trading volumes for bank loans increase, new bank loans are frequently adopting standardized documentation to facilitate loan trading, which should improve market liquidity. There can be no assurance, however, that future levels of supply and demand in bank loan trading will provide an adequate degree of liquidity, that the current period of illiquidity will not persist or worsen and that the market will not experience periods of significant illiquidity in the future. In addition, we may make investments in stressed or distressed bank loans, which are often less liquid than performing bank loans.

Compared to securities and to certain other types of financial assets, purchases and sales of loans take relatively longer to settle. This extended settlement process can (i) increase the counterparty credit risk borne by us; (ii) leave us unable to timely vote, or otherwise act with respect to, loans it has agreed to purchase; (iii) delay us from realizing the proceeds of a sale of a loan; (iv) inhibit our ability to re-sell a loan that it has agreed to purchase if conditions change (leaving us more exposed to price fluctuations); (v) prevent us from timely collecting principal and interest payments; and (vi) expose us to adverse tax or regulatory consequences. To the extent the extended loan settlement process gives rise to short-term liquidity needs, we may hold cash, sell investments or temporarily borrow from banks or other lenders.

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

We may invest in structured products and such investments may involve significant risks.

We may also invest, to a limited extent, in structured products, which may include CDOs, CLOs (including the equity tranches thereof), structured notes, and credit-linked notes. These investment entities may be structured as trusts or other types of pooled investment vehicles. They may also involve the deposit with or purchase by an entity of the underlying investments and the issuance by that entity of one or more classes of securities backed by, or representing interests in, the underlying investments or referencing an indicator related to such investments. CDOs and CLOs are types of asset-backed securities issued by special purpose vehicles created to reapportion the risk and return characteristics of a pool of assets. The underlying pool for a CLO, for example, may include domestic and foreign senior loans, senior unsecured loans, and subordinate corporate loans. Generally, these are not qualified as eligible portfolio companies. Investments in the equity tranche or any similarly situated tranche of a structured product involve a greater degree of risk than investments in other tranches, and such investments will be the first to bear losses incurred by a structured product.

Our CLO investments are typically highly levered and subject to a higher degree of risk of total loss.

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

The accounting and tax implications of such investments are complicated. In particular, reported earnings from the equity tranche investments of these CLO vehicles are recorded under generally accepted accounting principles based upon an effective yield calculation. Current taxable earnings on these investments, however, will generally not be determinable until after the end of the fiscal year of each individual CLO vehicle that ends within our fiscal year, even though the investments are generating cash flow. In general, the tax treatment of these investments may result in higher distributable earnings in the early years and a capital loss at maturity, while for reporting purposes the totality of cash flows are reflected in a constant yield to maturity.

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

We may be subject to lender liability and equitable subordination.

In recent years, a number of judicial decisions in the United States have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories (collectively termed “lender liability”). Generally, lender liability is founded upon the premise that an institutional lender has violated a duty (whether implied or contractual) of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in creation of a fiduciary duty owed to the borrower or its other creditors or stockholders. Because of the nature of certain of our investments, we could be subject to allegations of lender liability.

In addition, under common law principles that in some cases form the basis for lender liability claims, if a lending institution (i) intentionally takes an action that results in the undercapitalization of a borrower to the detriment of other creditors of such borrower, (ii) engages in other inequitable conduct to the detriment of such other creditors, (iii) engages in fraud with respect to, or makes misrepresentations to, such other creditors or (iv) uses its influence as a stockholder to dominate or control a borrower to the detriment of the other creditors of such borrower, a court may elect to subordinate the claim of the offending lending institution to the claims of the disadvantaged creditor or creditors, a remedy called “equitable subordination.” Because of the nature of certain of our investments, we could be subject to claims from creditors of an obligor that our investments issued by such obligor should be equitably subordinated. A significant number of our investments will involve investments in which we will not be the lead creditor. It is, accordingly, possible that lender liability or equitable subordination claims affecting our investments could arise without our direct involvement.

If we purchase debt securities of an affiliate of a portfolio company in the secondary market at a discount, (i) a court might require us to disgorge profit it realizes if the opportunity to purchase such securities at a discount should have been made available to the issuer of such securities or (ii) we might be prevented from enforcing such securities at their full face value if the issuer of such securities becomes bankrupt.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

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

Our portfolio may include equity investments, which are subordinated to debt investments and are subject to additional risks.

We expect to make select equity investments in the common or preferred stock of a company, all of which are subordinated to debt investments. In addition, when we invest in first lien secured debt, second lien secured debt or subordinated debt, we may acquire warrants to purchase equity investments from time to time. Our goal is ultimately to dispose of these equity investments and realize gains upon our disposition of such interests. However, the equity investments we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity investments, and any gains that we do realize on the disposition of any equity investments may not be sufficient to offset any other losses we experience. In addition, many of the equity securities in which we invest may not pay dividends on a regular basis, if at all.

Because we generally do not hold controlling equity interests in our portfolio companies, we generally will not be able to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

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

Our portfolio companies could incur debt that ranks equally with, or senior to, our investments in such companies and such portfolio companies could fail to generate sufficient cash flow to service their debt obligations to us.

The characterization of certain of our investments as senior debt or senior secured debt does not mean that such debt will necessarily be repaid in priority to all other obligations of the businesses in which we invest. Furthermore, debt and other liabilities incurred by non-guarantor subsidiaries of the borrowers of senior secured loans made by us may be structurally senior to the debt held by us. In the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, the debt and other liabilities of such subsidiaries could be repaid in full before any distribution can be made to an obligor of the senior secured loans held by us. Finally, portfolio companies will typically incur trade credit and other liabilities or indebtedness, which by their terms may provide that their holders are entitled to receive principal payments on or before the dates payments are due in respect of the senior secured loans held by us.

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

We may also make unsecured debt investments in portfolio companies, meaning that such investments will not benefit from any interest in collateral of such companies. Liens on any such portfolio company’s collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured debt agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured debt obligations after payment in full of all secured debt obligations. If such proceeds were not sufficient to repay the outstanding secured debt obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

We may be subject to risk if we invest in non-U.S. securities.

Our portfolio may include debt securities of non-U.S. companies, including emerging market issuers, to the limited extent such transactions and investments would not cause us to violate the 1940 Act. Investing in loans and securities of non-U.S. issuers involves many risks including economic, social, political, financial, tax and security conditions in the non-U.S. market, potential inflationary economic environments, less liquid markets and regulation by foreign governments. There may be less information publicly available about a non-U.S. issuer than about a U.S. issuer, and non-U.S. issuers may not be subject to accounting, auditing and financial reporting standards and practices comparable to those in the United States. In addition, with respect to certain countries, there is a possibility of expropriation, imposition of non-U.S. withholding or other taxes on distributions, interest, capital gains or other income, limitations on the removal of funds or other of our assets, political or social instability or diplomatic developments that could affect investments in those countries. An issuer of securities may be domiciled in a country other than the country in whose currency the instrument is denominated. The values and relative yields of investments in the securities markets of different countries, and their associated risks, are expected to change independently of each other.

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

We may be subject to risks if we engage in hedging transactions.

We are authorized to use various investment strategies to hedge interest rate or currency exchange risks. These strategies are generally accepted as portfolio management techniques and are regularly used by many investment funds and other institutional investors. Techniques and instruments may change over time as new instruments and strategies are developed or regulatory changes occur. We may use any or all such types of interest rate hedging transactions and currency hedging transactions at any time and no particular strategy will dictate the use of one transaction rather than another. The choice of any particular interest rate hedging transactions and currency hedging transactions will be a function of numerous variables, including market conditions. Investments or liabilities of ours may be denominated in currencies other than the U.S. dollar, and hence the value of such investments, or the amount of such liabilities, will depend in part on the relative strength of the U.S. dollar. We may be affected favorably or unfavorably by exchange control regulations or changes in the exchange rate between foreign currencies and the U.S. dollar. Changes in foreign currency exchange rates may also affect the value of dividends and interest earned as well as the level of gains and losses realized on the sale of securities. The rates of exchange between the U.S. dollar and other currencies are affected by many factors, including forces of supply and demand in the foreign exchange markets. These rates are also affected by the international balance of payments and other economic and financial conditions, government intervention, speculation and other factors. We are not obligated to engage in any currency hedging operations, and there can be no assurance as to the success of any hedging operations that we may implement.

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

We may also enter into certain hedging and short sale transactions for the purpose of protecting the market value of an investment of ours for a period of time without having to currently dispose of such investment. Such defensive hedge transactions may be entered into when we are legally restricted from selling an investment or when we otherwise determine that it is advisable to decrease our exposure to the risk of a decline in the market value of an investment. Such defensive hedging transactions may expose us to the counterparty’s credit risk. There also can be no assurance that we will accurately assess the risk of a market value decline with respect to an investment or enter into an appropriate defensive hedge transaction to protect against such risk. Furthermore, we are in no event obligated to enter into any defensive hedge transaction. We may from time to time employ various investment programs, including the use of derivatives, short sales, swap transactions, currency hedging transactions, securities lending agreements and repurchase agreements. There can be no assurance that any such investment program will be undertaken successfully.

Our investments in OID and PIK interest income may expose us to risks associated with such income being required to be included in accounting income and taxable income prior to receipt of cash.

Our investments may include OID and PIK instruments. To the extent OID and PIK interest income constitute a portion of our income, we will be exposed to risks associated with such income being required to be included in an accounting income and taxable income prior to receipt of cash, including the following:

●	OID instruments and PIK securities may have unreliable valuations because the accretion of OID as interest income and the continuing accruals of PIK securities require judgments about their collectability and the collectability of deferred payments and the value of any associated collateral.

●	OID instruments may create heightened credit risks because the inducement to the borrower to accept higher interest rates in exchange for the deferral of cash payments typically represents, to some extent, speculation on the part of the borrower.

●	For accounting purposes, cash distributions to stockholders that include a component of accreted OID income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of accreted OID income may come from the cash invested by the stockholders, the 1940 Act does not require that stockholders be given notice of this fact.

●	The higher interest rates on PIK securities reflects the payment deferral and increased credit risk associated with such instruments and PIK securities generally represent a significantly higher credit risk than coupon loans.

●	The presence of accreted OID income and PIK interest income create the risk of non-refundable cash payments to the Investment Advisor in the form of incentive fees on income that will be payable subsequent to a Listing based on non-cash accreted OID income and PIK interest income accruals that may never be realized.

●	Even if accounting conditions are met, borrowers on such securities could still default when our actual collection is expected to occur at the maturity of the obligation.

●	PIK interest has the effect of generating investment income and increasing the incentive fees that will be payable subsequent to a Listing at a compounding rate. In addition, the deferral of PIK interest also reduces the loan-to-value ratio at a compounding rate.

●	Market prices of OID instruments are more volatile because they are affected to a greater extent by interest rate changes than instruments that pay interest periodically in cash.

●	The required recognition of OID, including PIK, interest for U.S. federal income tax purposes may have a negative impact on liquidity, because it represents a non-cash component of our taxable income that must, nevertheless, be distributed in cash to investors to avoid us being subject to corporate level taxation.

Federal Income Tax and Other Tax Risks

We will be subject to corporate-level income tax if we are unable to qualify as a RIC.

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

We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.

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

If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, U.S. stockholders that are individuals, trusts or estates could be subject to tax as though they received a distribution of some of our expenses.

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

We may be subject to withholding of U.S. federal income tax on distributions for non-U.S. stockholders.

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

Our business may be adversely affected if we fail to maintain our qualification as a RIC.

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

There is a risk that you may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report. Due to the asset coverage test applicable to us under the 1940 Act as a BDC and certain limitations under Maryland law, we may be limited in our ability to make distributions. In addition, if we violate certain covenants under our credit facilities, or any future credit or other borrowing facility, our ability to pay distributions to our stockholders could be limited because we may be required by its terms to use all payments of interest and principal that we receive from our current investments as well as any proceeds received from the sale of our current investments to repay amounts outstanding thereunder.

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

General Risk Factors

Global capital markets could enter a period of severe disruption and instability. These conditions have historically affected and could again materially and adversely affect debt and equity capital markets in the United States and around the world and our business.

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and our portfolio companies. For example, in February 2022, Russia invaded Ukraine, which disrupted financial markets. Such war, any expansion of such war or any sanctions imposed on Russia, including exclusion from SWIFT, could lead to further disruptions in financial markets, which could adversely affect operating results for us and our portfolio companies. Furthermore, in December 2019, COVID-19, a novel strain of coronavirus, surfaced in China and has since spread to other countries, including the United States. This pandemic has led, and for an unknown period of time will continue to lead, to disruptions in local, regional, national and global markets and economies affected thereby, including the United States. With respect to U.S. credit markets, this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following (among other things): (i) restrictions on travel and the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories, resulting in significant disruption to the business of many companies, including supply chains and demand, as well as layoffs of employees; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments or waivers of their credit agreements to avoid default, increased defaults by borrowers and/or increased difficulty in obtaining refinancing; (iv) volatility in credit markets including greater volatility in pricing and spreads; and (v) rapidly evolving proposals and actions by state and federal governments to address the problems being experienced by markets, businesses and the economy in general, which may not adequately address these problems. The pandemic is having, and any future continuation of the pandemic could have, an adverse impact on the markets and the economy in general.

We continue to assess the impact of COVID-19 on portfolio companies. Although it is impossible to predict the precise nature and consequences of these events, or of any political or policy decisions and regulatory changes caused by emerging events or uncertainty on applicable laws or regulations that impact us, and our portfolio companies and investments, it is clear that these types of events are impacting and will, for at least some time, continue to impact us and our portfolio companies and investments and in many instances the impact may be adverse and profound.

New or modified laws or regulations governing our operations could adversely affect our business.

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

Holders

As of March 11, 2022, we had 210 record holders of our common stock.

Distributions

The following table reflects the distributions declared on shares during the fiscal year ended December 31, 2021:

Declaration Date	Record Date	Per Share	Payment Date	Total Distributions Declared
5/13/2021	5/18/2021	$0.31	5/19/2021	$4,050,180
8/12/2021	8/17/2021	0.25	8/18/2021	3,738,707
11/12/2021	11/16/2021	0.17	11/17/2021	3,713,626
12/30/2021	12/31/2021	0.65	1/19/2022	14,449,980
				$25,952,493

The following table reflects the distributions declared on shares during the fiscal year ended December 31, 2020:

Declaration Date	Record Date	Per Share	Payment Date	Total Distributions Declared
5/12/2020	5/12/2020	$0.040	5/14/2020	$488,608
8/17/2020	8/17/2020	0.270	8/18/2020	3,325,960
11/16/2020	11/16/2020	0.360	11/17/2020	4,472,622
12/29/2020	12/31/2020	0.310	1/19/2021	3,894,469
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

After a Listing, the Board intends to primarily use newly-issued shares to implement the dividend reinvestment plan, whether or not the shares are trading at a price per share at, below or above net asset value. However, the Board reserves the right to purchase shares in the open market in connection with the implementation of the dividend reinvestment plan. The Board will examine the full facts and circumstances of each such dividend to determine the approach (i.e., to use newly issued shares or effectuate open market purchases to implement the dividend reinvestment plan) that is in the best interests of stockholders taking into account the Board’s fiduciary duties to stockholders, including by weighing the potential dilution in connection with such issuance to be incurred by the Company’s stockholders against the Company’s need and usage of reinvested funds. The number of newly issued shares to be issued to a participant would be determined by dividing the total dollar amount of the dividend payable to such stockholder by the market price per share of the Company’s common stock at the close of regular trading on a national securities exchange on the dividend payment date. Shares purchased in open market transactions by US Bank, the plan administrator and the Company’s transfer agent, registrar and dividend disbursing agent, will be allocated to a participant based upon the average purchase price, excluding any brokerage charges or other charges, of all shares of the Company’s common stock purchased with respect to the dividend.

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

Stockholders can obtain additional information about the dividend reinvestment plan by contacting US Bank via telephone at 1-866-775-9668 or by mailing a request to U.S. Bank National Association, One Federal Street, 3rd Floor, Boston, Massachusetts 02110.

Recent sales of Unregistered Securities

During the year ended December 31, 2021, the Company issued and sold 10,007,526 shares of its common stock at an aggregate purchase price of approximately $206.6 million. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

ITEM 6. [Reserved]

Not applicable.

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

Overview

We are a financial services company that primarily lends to and invests in corporate debt securities of companies, including small to large private U.S. companies. We were organized as a Maryland corporation on August 26, 2019 and are structured as an externally managed, non-diversified closed-end management investment company. We have elected to be regulated as a BDC under the 1940 Act and, beginning with our taxable year ending December 31, 2020, we have elected to be treated as a RIC under Subchapter M of the Code, and we expect to qualify as a RIC annually thereafter.

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

Portfolio and Investment Activity

As of December 31, 2021, our weighted average total yield to maturity of debt and income producing securities at fair value was 5.77%, and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 5.91%.

As of December 31, 2020, our weighted average total yield to maturity of debt and income producing securities at fair value was 4.96%, and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 5.49%.

As of December 31, 2021, we had 240 debt and equity investments in 212 portfolio companies with an aggregate fair value of approximately $1.1 billion.

As of December 31, 2020, we had 202 debt and private investments in 181 portfolio companies with an aggregate fair value of approximately $600.1 million.

Our investment activity for the year ended December 31, 2021 and the period January 23, 2020 (Commencement of Operations) through December 31, 2020 is presented below (information presented herein is at amortized cost unless otherwise indicated).

	For the Year Ended December 31, 2021	For the Period January 23, 2020 (Commencement of Operations) through December 31, 2020

New investments:
Gross investments	$926,351,937	$854,515,933
Less: sold investments	(401,760,802)	(268,256,929)
Total new investments	524,591,135	586,259,004

Principal amount of investments funded:
First-lien senior secured debt investments	$829,591,637	$810,935,108
Second-lien senior secured debt investments	57,492,916	20,328,052
Corporate bonds	2,883,300	6,494,148
Convertible bonds	1,025,000	-
Collateralized securities and structured products - debt	14,757,907	16,758,625
Collateralized securities and structured products - equity	20,101,177	-
Common stock	500,000	-
Total principal amount of investments funded	926,351,937	854,515,933

Principal amount of investments sold or repaid:
First-lien senior secured debt investments	380,386,061	257,021,739
Second-lien senior secured debt investments	12,583,308	920,206
Convertible bonds	3,026	6,494,148
Collateralized securities and structured products - debt	8,788,407	3,820,836
Total principal amount of investments sold or repaid	401,760,802	268,256,929

Our investment activity for the year ended December 31, 2021 and the period January 23, 2020 (Commencement of Operations) through December 31, 2020 is presented below (information presented herein is at Par unless otherwise indicated). New investment commitment refers to funded commitments in new securities made during the year that remained outstanding as of December 31, 2021 and December 31, 2020 respectively.

	For the Year Ended December 31, 2021	For the Period January 23, 2020 (Commencement of Operations) through December 31, 2020
Number of new investment commitments	155	206
Average new investment commitment amount	$4,521,355	$2,950,629
Weighted average maturity for new investment commitments	5.85 years	5.15 years
Percentage of new debt investment commitments at floating rates	99.42%	99.79%
Percentage of new debt investment commitments at fixed rates	0.58%	0.21%
Weighted average interest rate of new investment commitments(1)	4.80%	4.74%
Weighted average spread over LIBOR of new floating rate investment commitments(2)	4.39%	4.15%
Weighted average interest rate on investment sold or paid down	4.40%	3.94%

(1)	New CLO equity investments do not have an ascribed interest rate
(2)	Weighted Average Spread over SOFR as of December 31, 2021 is included in this calculation for three of the Company’s new floating rate investment commitments in the year ended December 31, 2021

As of December 31, 2021 and December 31, 2020, our investments consisted of the following:

	December 31, 2021		December 31, 2020
	Amortized	Fair	Amortized	Fair
Investments:	Cost	Value	Cost	Value
First-lien senior secured debt	$1,003,839,402	$1,007,407,474	$554,650,131	$566,459,850
Second-lien senior secured debt	64,317,453	64,658,512	19,407,847	19,975,980
Corporate Bonds	2,883,596	2,947,571	-	-
Convertible Bond	1,021,974	942,069	-	-
CLO Mezzanine	18,907,287	19,105,394	12,937,788	13,615,501
CLO Equity	20,101,177	20,253,800	-	-
Equity	500,000	800,000	-	-
Short-term investments	78,142,764	78,142,764	53,104,869	53,104,869
Total Investments	$1,189,713,653	$1,194,257,584	$640,100,635	$653,156,200

The table below describes investments by industry composition based on fair value as of December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020

Healthcare Providers and Services	10.8%	12.0%
Software	10.2%	13.3%
IT Services	9.4%	3.1%
Cash and cash equivalents	6.5%	8.1%
Professional Services	6.4%	4.4%
Insurance	5.7%	7.7%
Media	3.9%	4.4%
Hotels, Restaurants and Leisure	3.5%	3.6%
Independent Power and Renewable Electricity Producers	3.1%	3.2%
Building Products	3.0%	1.1%
Oil, Gas and Consumable Fuels	3.0%	1.7%
Chemicals	2.2%	1.8%
Healthcare Technology	2.1%	2.3%
Healthcare Equipment and Supplies	2.0%	1.1%
Containers and Packaging	1.8%	2.4%
Diversified Financial Services	1.8%	3.7%
Construction and Engineering	1.7%	2.2%
Structured Subordinated Note	1.7%	-%
Structured Note	1.6%	2.1%
Metals and Mining	1.5%	1.3%
Commercial Services and Supplies	1.5%	2.8%
Auto Components	1.5%	-%
Diversified Telecommunication Services	1.4%	2.2%
Internet Software and Services	1.3%	-%
Airlines	1.3%	-%
Specialty Retail	1.2%	2.4%
Food Products	1.1%	1.2%
Electronic Equipment, Instruments and Components	1.1%	-%
Aerospace and Defense	0.9%	0.7%
Diversified Consumer Services	0.8%	3.2%
Pharmaceuticals	0.8%	1.0%
Industrial Conglomerates	0.8%	-%
Electrical Equipment	0.6%	-%
Real Estate Management and Development	0.6%	-%
Road and Rail	0.6%	-%
Wireless Telecommunication Services	0.6%	0.9%
Technology Hardware, Storage and Peripherals	0.5%	0.5%
Household Durables	0.4%	-%
Leisure Products	0.4%	0.8%
Machinery	0.3%	-%
Electric Utilities	0.3%	0.8%
Textiles, Apparel and Luxury Goods	0.1%	0.3%
Interactive Media and Services	-%	1.5%
Construction Materials	-%	0.6%
Internet and Direct Marketing Retail	-%	0.5%
Capital Markets	-%	0.4%
Energy Equipment and Services	-%	0.3%
Real Estate Investment Trusts (REITs)	-%	0.3%
Transportation Infrastructure	-%	0.1%

Total	100.0%	100.0%

The table below shows the weighted average yields and interest rate of our debt investments at fair value as of December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
Weighted average total yield of debt and income producing securities	5.77%	4.96%
Weighted average interest rate of debt and income producing securities(1)	4.80%	4.73%
Weighted average spread over LIBOR of all floating rate investments(2)	4.31%	4.14%

(1)	CLO equity securities are considered income producing securities but do not have an ascribed interest rate, and therefore are excluded from the calculation
(2)	Weighted Average Spread over SOFR as of December 31, 2021 is included in this calculation for three of the Company’s new floating rate investment commitments in the year ended December 31, 2021

Results of Operations

The following table represents the operating results for the year ended December 31, 2021 and the period January 23, 2020 (Commencement of Operations) through December 31, 2020:

	For the Year Ended	For the Period January 23, 2020 (Commencement of Operations) through
	December 31, 2021	December 31, 2020
Total investment income	$39,685,653	$25,468,576
Less: Net expenses	16,851,412	10,771,790
Net investment income	22,834,241	14,696,786
Net realized gains (losses) on investments	4,753,263	(1,018,741)
Net change in unrealized gains (losses) on investments	(8,527,786)	13,055,565

Net increase (decrease) in net assets resulting from operations	$19,059,718	$26,733,610

Investment Income

Investment income for the year ended December 31, 2021 and the period January 23, 2020 (Commencement of Operations) through December 31, 2020, was as follows:

	For the Year Ended	For the Period January 23, 2020 (Commencement of Operations) through
	December 31, 2021	December 31, 2020
Interest from investments	$38,897,216	$24,956,907
Dividend income	9,597	228,092
Other income	778,840	283,577
Total investment income	$39,685,653	$25,468,576

For the year ended December 31, 2021, total investment income was driven by interest income from our investments. For the period January 23, 2020 (Commencement of Operations) through December 31, 2020, total investment income was driven by our deployment of capital and interest income from our investments. The size of our investment portfolio at fair value increased from $0.00 as of January 23, 2020 to $600.1 million as of December 31, 2020. The size of our investment portfolio at fair value increased from $600.1 million as of December 31, 2020 to $1.1 billion  as of December 31, 2021. All debt and short-term investments were income producing, and there were no loans on non-accrual status as of December 31, 2021.

Expenses

Operating expenses for the year ended December 31, 2021 and the period January 23, 2020 (Commencement of Operations) through December 31, 2020, was as follows:

	For the Year Ended	For the Period January 23, 2020 (Commencement of Operations) through
	December 31, 2021	December 31, 2020
Interest and debt financing expenses	$8,616,661	$4,739,682
Management fees	6,369,583	3,947,575
Other operating expenses	2,586,366	2,375,781
Initial organization	-	122,199
Directors fees	75,000	80,000
Management fee waiver	(796,198)	(493,447)
Net expenses	$16,851,412	$10,771,790

Net expenses for the year ended December 31, 2021 were $16.9 million, which consisted of $8.6 million in interest and debt financing, $6.4 million in management fees, $2.6 million in other operating expenses, and $75 thousand in directors fees offset by $796 thousand in management fee waiver from the Investment Advisor.

Interest expense increased during the year ended December 31, 2021 as a result of an increase in outstanding debt. Average debt outstanding increased from $247.5 million to $447.0 million for the period January 23, 2020 (Commencement of Operations) through December 31, 2020 and the year ended December 31, 2021, respectively. Management fees increased due to a higher value of total net assets during the period. Total net assets increased from $253.1 million to $452.8 million as of December 31, 2020 and December 31, 2021, respectively.

Net expenses for the period from January 23, 2020 (Commencement of Operations) through December 31, 2020 were $10.8 million, which consisted of $4.7 million in interest and debt financing, $3.9 million in management fees, $122 thousand in initial organization expenses, $2.4 million in other operating expense, and $80 thousand in directors fees offset by $493 thousand in management fee waiver from the Investment Advisor.

Net Change in Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the year ended December 31, 2021 and the period January 23, 2020 (Commencement of Operations) through December 31, 2020, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the Year Ended	For the Period January 23, 2020 (Commencement of Operations) through
	December 31, 2021	December 31, 2020
Unrealized gains on investments	$6,224,196	$13,991,108
Unrealized (losses) on investments	(14,751,982)	(935,543)
Net change in unrealized gains (losses) on investments	$(8,527,786)	$13,055,565

The change in unrealized appreciation (depreciation) for the year ended December 31, 2021 totaled $(8.5) million and the change in unrealized appreciation  (depreciation) for the period from January 23, 2020 (Commencement of Operations) through December 31, 2020 totaled $13.1 million. For the year ended December 31, 2021, this consisted of net unrealized depreciation of $864 thousand related to existing portfolio investments and unrealized appreciation of $2.7 million related to new portfolio investments, and net unrealized depreciation of $10.4 million related to exited portfolio investments (a portion of which has been reclassified to realized gains). The change in net unrealized appreciation for the period from January 23, 2020 (Commencement of Operations) through December 31, 2020 was related to the appreciation of our investments in Boxer Parent Company, Inc., CHG Healthcare Services, Inc, and Traverse Midstream Partners, LLC among other existing portfolio investments.

Financial Condition, Liquidity and Capital Resources

We anticipate cash to be generated from the private offering of our common stock and other future offerings of securities (including an initial public offering), and cash flows from operations, including interest earned from the temporary investment of cash in cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less. Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. If we are unable to obtain leverage or raise equity capital on terms that are acceptable to us, our ability to grow our portfolio could be substantially impacted. Furthermore, while any indebtedness and senior securities remain outstanding, we may be required to prohibit any distribution to our stockholders or the repurchase of shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. In connection with borrowings, our lenders, including under the BoA Credit Facility and the WF Credit Facility, may require us to pledge assets, investor commitments to fund capital calls and/or the proceeds of those capital calls. In addition, such lenders may ask us to comply with positive or negative covenants that could have an effect on our operations.

During the year ended December 31, 2021, we experienced a net increase in cash and cash equivalents of $411 thousand. During the period, net cash used in operating activities was $438 million, primarily as a result of fundings of portfolio investments (excluding investments in short-term money market funds) of $926.4 million, partially offset by proceeds received from sale of investments of $406.8 million. We invested in short-term money market funds during the period, and as of the end of the period we held $78.1 million in fair value of short-term money market funds. During the same period, net cash provided by financing activities was $438.4 million, primarily consisting of $256.6 million of net borrowing under the BoA Credit Facility and WF Credit Facility and proceeds from the issuance of common stock of $188.9 million, partially offset by distributions paid in cash of $6.3 million.

During the period January 23, 2020 (Commencement of Operations) through December 31, 2020, we experienced a net increase in cash and cash equivalents of $681 thousand. During the period, net cash used in operating activities was $623.2 million, primarily as a result of fundings of portfolio investments (excluding investments in short-term money market funds) of $854.5 million, partially offset by proceeds received from sale of investments of $268.3 million. We invested in short-term money market funds during the period, and as of the end of the period we held $53.1 million in fair value of short-term money market funds. During the same period, net cash  provided by financing activities was $623.9 million, primarily consisting of $395.3 million of net borrowing under the BoA Credit Facility and proceeds from the issuance of common stock of $233.7 million

As of December 31, 2021 and December 31, 2020, we had cash and cash equivalents of $1.1 million and $683 thousand, respectively. As of December 31, 2021, we had $552 million principal outstanding under the BoA Credit Facility and $100 million principal outstanding under the WF Credit Facility. As of December 31, 2020, we had approximately $395 million principal outstanding under the BoA Credit Facility and no principal outstanding under the WF Credit Facility.

During the year ended December 31, 2021 and the period January 23, 2020 (Commencement of Operations) through December 31, 2020, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	December 31, 2021			December 31, 2020
	Capital Commitments	Unfunded Capital Commitments (1)	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments(2)	% of Capital Commitments Funded
Common stock	$193,511,571	$4,650,000	98%	$235,670,000	$2,000,000	99%

(1)	100% of the unfunded commitments were drawn down in January 2022.

(2)	100% of the unfunded commitments were drawn down in January 2021.

As a BDC, we are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. As of December 31, 2021, our asset coverage ratio was 170%.

Capital Contributions

During the year ended December 31, 2021 and the period January 23, 2020 (Commencement of Operations) through December 31, 2020, the Company issued and sold 10,007,526 shares at an aggregate purchase price of $206.6 million and 12,562,805 shares at an aggregate purchase price of $238.6 million, respectively. These amounts include shares issued in reinvestment.

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

Under the BoA Credit Facility, which matures on February 18, 2025, the Lenders have agreed to extend credit to PS BDC Funding in an aggregate amount up to the Commitment (as defined in the Credit Agreement) amount. The Commitment amount for the BoA Credit Facility was $200.0 million as of the closing date of the Credit Agreement, increased to $400.0 million on the one-month anniversary of the closing date, further increased to $475.0 million on October 12, 2020, and further increased to $725 million on September 29, 2021. The Borrowers’ ability to draw under the BoA Credit Facility is scheduled to terminate on February 11, 2025. All amounts outstanding under the BoA Credit Facility are required to be repaid by February 18, 2025.

The loans under the BoA Credit Facility may be base rate loans or eurocurrency rate loans. The base rate loans will bear interest at the base rate plus 1.30%, and the eurocurrency rate loans will bear interest at LIBOR plus 1.30%. The “base rate” will be equal to the highest of (a) the federal funds rate plus 1/2 of 1%, (b) the prime rate and (c) LIBOR. The Credit Agreement includes fallback language in the event that LIBOR becomes unavailable. Interest pursuant to base rate loans is payable quarterly in arrears, and interest pursuant to eurocurrency loans is payable either quarterly or monthly, as specified by the Borrowers in a loan notice pertaining thereto. The Credit Agreement requires the payment of a commitment fee of 0.50% for unused Commitments until the four-month anniversary of the Second Amendment to the Credit Agreement. Thereafter, the commitment fee is 0.50% on unused Commitments up to 30% of the BoA Credit Facility, and 1.30% on unused Commitments in excess of 30% of the BoA Credit Facility. Such fee is payable quarterly in arrears. The advance rate for PS BDC Funding’s Eligible Collateral Assets ranges from 40% for Second Lien Bank Loans to 70% for First Lien Bank Loans that are B Assets to 100% for Cash (excluding Excluded Amounts) (as each such term is defined in the Credit Agreement).

PS BDC Funding has pledged all of its assets to BofA N.A., in its capacity as Administrative Agent, to secure its obligations under the BoA Credit Facility. Both the Company and PS BDC Funding have made customary representations and warranties and are required to comply with various covenants, reporting requirements, and other customary requirements for similar credit facilities. Borrowing under the BoA Credit Facility is subject to the leverage restrictions contained in the 1940 Act and PS BDC Funding complies with 1940 Act provisions relating to affiliated transactions and custody. The custodian of the assets pledged to BofA N.A. pursuant to the BoA Credit Facility is U.S. Bank National Administration. The obligations under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, including in the event of a change of control of PS BDC Funding or if the Investment Advisor ceases to serve as investment adviser to the Company.

As of December 31, 2021, we had approximately $552 million principal outstanding and $173 million of available Commitments under the BoA Credit Facility, and PS BDC Funding was in compliance with the applicable covenants in the BoA Credit Facility on such date.

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

The loans under the WF Credit Facility may be Broadly Syndicated Loans or Middle Market Loans and shall be eurocurrency rate loans unless such rate is unavailable, in which case the loans shall be base rate loans until such rate is available. Broadly Syndicated Loans will bear interest at the LIBOR or base rate, as applicable, plus 1.85%, and Middle Market Loans will bear interest at LIBOR or base rate, as applicable, plus 2.35%. The “base rate” will be equal to the highest of (a) the federal funds rate plus 1/2 of 1% and (b) the prime rate. The Loan Agreement includes fallback language in the event that LIBOR becomes unavailable. Interest is payable quarterly, as determined by the WFB as the administrative agent. Following the Second Amendment of the WF Credit Facility, the Loan Agreement requires the payment of a non-usage fee of (x) during the first thirteen months following the closing of the WF Credit Facility, 0.50% multiplied by daily unused Facility Amounts, (y) between thirteen and sixteen months following the closing of the WF Credit Facility, 0.50% multiplied by the lesser of (1) daily unused Facility Amounts and (2) 50% of the Facility Amount plus 2.00% multiplied by the greater of (i) the difference between the daily unused Facility Amount and 50% of the Facility Amount and (ii) zero, and, (z) thereafter, 0.50% multiplied by the lesser of (1) daily unused Facility Amounts and (2) 20% of the Facility Amount plus 2.00% multiplied by the greater of (i) the difference between the daily unused Facility Amount and 20% of the Facility Amount and (ii) zero. Such fee is payable quarterly in arrears. The WF Credit Facility includes the option to downsize the facility by paying a Commitment Reduction Fee. The Fee is equal to 2.00% of the facility reduction amount prior to the one year anniversary of the closing of the WF Credit Facility, and 1.00% thereafter. The applicable percentage for PS BDC Funding II’s Eligible Loans ranges from 67.5% for Middle Market Loans to 70% for Broadly Syndicated Loans (as each such term is defined in the Loan Agreement).

PS BDC Funding II has pledged all of its assets to U.S. Bank, in its capacity as Collateral Agent, to secure its obligations under the WF Credit Facility and U.S. Bank acts as the custodian of such assets. Both the Company and PS BDC Funding II have made customary representations and warranties and are required to comply with various covenants, reporting requirements, and other customary requirements for similar credit facilities. Borrowing under the WF Credit Facility is subject to the leverage restrictions contained in the 1940 Act and PS BDC Funding II complies with 1940 Act provisions relating to affiliated transactions and custody. The obligations under the Loan Agreement may be accelerated upon the occurrence of an event of default under the Loan Agreement, including in the event of a change of control of PS BDC Funding II, if the Investment Advisor ceases to serve as investment adviser to the Company, or if Palmer Square or its affiliates cease to directly or indirectly own a majority of the membership interests of the Investment Advisor.

As of December 31, 2021, we had approximately $100 million outstanding and $50 million of available Commitments under the WF Credit Facility, and PS BDC Funding II was in compliance with the applicable covenants in the WF Credit Facility on such date.

Distribution Policy

To the extent that we have income available, we intend to distribute quarterly dividends to our stockholders. Our quarterly dividends, if any, will be determined by our Board. Any dividends to our stockholders will be declared out of assets legally available for distribution.

We have elected to be treated, and intend to operate in a manner so as to continuously qualify, as a RIC under the Code. To obtain and maintain RIC tax treatment, among other things, we must distribute dividends to our stockholders in respect of each taxable year of an amount at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses (“investment company taxable income”), determined without regard to any deduction for dividends paid. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute dividends to our stockholders in respect of each calendar year of an amount at least equal to the sum of: (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for such calendar year; (2) 98.2% of our capital gains in excess of capital losses (“capital gain net income”), adjusted for certain ordinary losses, generally for the one-year period ending on October 31 of such calendar year; and (3) any net ordinary income and capital gain net income for preceding years that were not distributed during such years and on which we previously paid no U.S. federal income tax. Under certain applicable provisions of the Code and U.S. Treasury regulations, distributions payable in cash or in shares of stock at the election of the stockholders are treated as taxable dividends. The Internal Revenue Service has published guidance indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 20% of the total distribution. Under this guidance, if too many stockholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). If we decide to make any distributions consistent with this guidance that are payable in part in stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, shares of our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the value of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, the Company may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock.

For these excise tax purposes, we will be deemed to have distributed any net ordinary taxable income or capital gain net income on which we have paid U.S. federal income tax. Depending on the level of taxable income earned in a calendar year, we may choose to carry forward taxable income for distribution in the following calendar year, and pay any applicable U.S. federal excise tax. We may not be able to achieve results that will permit the payment of cash distributions.

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

After a Listing, the Board intends to primarily use newly-issued shares to implement the dividend reinvestment plan, whether or not the shares are trading at a price per share at, below or above net asset value. However, the Board reserves the right to purchase shares in the open market in connection with the implementation of the dividend reinvestment plan. The Board will examine the full facts and circumstances of each such dividend to determine the approach (i.e., to use newly issued shares or effectuate open market purchases to implement the dividend reinvestment plan) that is in the best interests of stockholders taking into account the Board’s fiduciary duties to stockholders, including by weighing the potential dilution in connection with such issuance to be incurred by the Company’s stockholders against the Company’s need and usage of reinvested funds. The number of newly issued shares to be issued to a participant would be determined by dividing the total dollar amount of the dividend payable to such stockholder by the market price per share of our common stock at the close of regular trading on a national securities exchange on the dividend payment date. Shares purchased in open market transactions by US Bank, the plan administrator and our transfer agent, registrar, and dividend disbursing agent, will be allocated to a participant based upon the average purchase price, excluding any brokerage charges or other charges, of all shares of our common stock purchased with respect to the dividend.

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

Related Party Transactions

We have entered into the Advisory Agreement with the Investment Advisor and the Administration Agreement with the Investment Advisor (in such capacity, the Administrator). Mr. Christopher D. Long and Jeffrey D. Fox, each an interested member of our Board, have an indirect pecuniary interest in the Investment Advisor. The Investment Advisor is a registered investment adviser under the Advisers Act that is majority-owned by Palmer Square. See “Note 3. Agreements and Related Party Transactions – Administration Agreement” and “– Investment Advisory Agreement” in the notes to the accompanying consolidated financial statements.

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

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at December 31, 2021 is as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
BoA Credit Facility, Net	$550,262,297	$-	$-	$550,262,297	$-
WF Credit Facility, Net	$99,648,200	$-	$-	$99,648,200	$-
Total contractual obligations	$649,910,497	$-	$-	$649,910,497	$-

Off-Balance Sheet Arrangements

Unfunded commitments to provide funds to portfolio companies are not recorded on our consolidated statements of assets and liabilities. Our unfunded commitments may be significant from time to time. Unfunded commitments may expire without being drawn upon and the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2021 and December 31, 2020, we had nine unfunded commitments totaling $11.3 million, and three unfunded commitments totaling $1.3 million, respectively. See “Note 8. Commitments and Contingencies” in the notes to the accompanying consolidated financial statements for specific identification of the unfunded commitments. We believe we maintain sufficient liquidity in the form of cash (including restricted cash, if any), receivables and borrowing capacity to fund these unfunded commitments should the need arise. See Financial Condition, Liquidity and Capital Resources above.

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

Assuming that the consolidated statement of assets and liabilities as of December 31, 2021 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rate.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(8,852)	$(1,630,000)	$1,621,148
Up 100 basis points	6,235,032	6,520,000	(284,968)
Up 200 basis points	17,322,137	13,040,000	4,282,137
Up 300 basis points	28,358,909	19,560,000	8,798,909

The data in the table is based on the Company’s current statement of assets and liabilities. As of December 31, 2021, the Company had $86.9 million in net purchases that had not yet settled and $11.3 million in unfunded commitments. After settlement of these purchases, the change in interest expense will be larger as a result of the increase in the amount borrowed under the BoA Credit Facility or WF Credit Facility, as applicable. The table does not include any change in dividend income from the Company’s money market investments.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Statement of Assets and Liabilities as of December 31, 2021 and December 31, 2020	F-3
Consolidated Statement of Operations for the year ended December 31, 2021 and the Period January 23, 2020 (Commencement of Operations) through December 31, 2020	F-4
Consolidated Statement of Changes in Net Assets for the year ended December 31, 2021 and the Period January 23, 2020 (Commencement of Operations) through December 31, 2020	F-5
Consolidated Statement of Cash Flows for the year ended December 31, 2021 and the Period January 23, 2020 (Commencement of Operations) through December 31, 2020	F-6
Consolidated Schedule of Investments as of December 31, 2021 and 2020	F-7 – F-22
Notes to Consolidated Financial Statements	F-23 – F-39

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Palmer Square Capital BDC Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Palmer Square Capital BDC Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in net assets and cash flows for the year ended December 31, 2021 and for the period from January 23, 2020 (commencement of operations) to December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations, changes in its net assets and its cash flows for the year ended December 31, 2021 and for the period from January 23, 2020 (commencement of operations) to December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2021 and 2020 by correspondence with the custodian, brokers and agent banks; when replies were not received from brokers or agent banks, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Kansas City, Missouri

March 11, 2022

We have served as the Company’s auditor since 2019.

Palmer Square Capital BDC Inc.

Consolidated Statement of Assets and Liabilities

	December 31, 2021	December 31, 2020
Assets:
Non-controlled, non-affiliated investments, at fair value (amortized cost of $1,189,713,653 and $640,100,635, respectively)	$1,194,257,584	$653,156,200
Cash and cash equivalents	1,093,503	682,579
Receivables:
Receivable for sales of investments	17,393,877	11,762,002
Receivable for paydowns of investments	227,548	121,391
Due from investment adviser	280,740	155,353
Dividend receivable	833	345
Interest receivable	3,836,068	1,612,231
Prepaid expenses and other assets	195,996	-
Total Assets	$1,217,286,149	$667,490,101

Liabilities:
Credit facilities, net (Note 6)	$649,910,497	$393,152,103
Payables:
Payable for investments purchased	104,278,958	15,553,450
Distributions payable	5,874,681	3,894,470
Management fee payable	2,245,918	1,242,821
Directors fee payable	5,000	5,000
Accrued other general and administrative expenses	2,173,507	497,286
Total Liabilities	$764,488,561	$414,345,130

Commitments and contingencies (Note 8)

Net Assets:
Common Shares, $0.001 par value; 450,000,000 shares authorized; 22,570,331 and 12,562,805 as of December 31, 2021 and December 31, 2020, respectively issued and outstanding	$22,570	12,563
Additional paid-in capital	444,739,748	238,204,363
Total distributable earnings (accumulated deficit)	8,035,270	14,928,045
Total Net Assets	$452,797,588	$253,144,971
Total Liabilities and Net Assets	$1,217,286,149	$667,490,101
Net Asset Value Per Common Share	$20.06	$20.15

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statement of Operations

	For the Year Ended December 31, 2021	For the Period January 23, 2020 (Commencement of Operations) through December 31, 2020
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$38,897,216	$24,956,907
Dividend income	9,597	228,092
Other income	778,840	283,577
Total investment income from non-controlled, non-affiliated investments	39,685,653	25,468,576
Total Investment Income	39,685,653	25,468,576

Expenses:
Interest expense	8,616,661	4,739,682
Management fees	6,369,583	3,947,575
Professional fees	758,435	992,352
Directors fees	75,000	80,000
Offering costs	-	503,292
Initial organization	-	122,199
Other general and administrative expenses	1,827,931	880,137
Total Expenses	17,647,610	11,265,237
Less: Management fee waiver (Note 3)	(796,198)	(493,447)
Net expenses	16,851,412	10,771,790
Net Investment Income (Loss)	22,834,241	14,696,786

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses):
Non-controlled, non-affiliated investments	4,753,263	(1,018,741)
Total net realized gains (losses)	4,753,263	(1,018,741)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(8,527,786)	13,055,565
Total net change in unrealized gains (losses)	(8,527,786)	13,055,565
Total realized and unrealized gains (losses)	(3,774,523)	12,036,824

Net Increase (Decrease) in Net Assets Resulting from Operations	$19,059,718	26,733,610

Per Common Share Data:
Basic and diluted net investment income per common share	$1.47	1.32
Basic and diluted net increase in net assets resulting from operations	$1.23	2.40
Weighted Average Common Shares Outstanding – Basic and Diluted	15,494,614	11,156,932

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statement of Changes in Net Assets

	For the Year Ended December 31, 2021	For the Period January 23, 2020 (Commencement of Operations) through December 31, 2020
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$22,834,241	$14,696,786
Net realized gains (losses) on investments and foreign currency transactions	4,753,263	(1,018,741)
Net change in unrealized gains (losses) on investments, foreign currency translations, and foreign currency exchange contracts	(8,527,786)	13,055,565
Net Increase (Decrease) in Net Assets Resulting from Operations	19,059,718	26,733,610

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(17,845,775)	(12,181,659)
Distributions declared from realized gains	(8,106,718)	-
Net Decrease in Net Assets Resulting from Stockholder Distributions	(25,952,493)	(12,181,659)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	188,861,571	233,670,000
Reinvestment of distributions	17,683,821	4,921,520
Net Increase in Net Assets Resulting from Capital Share Transactions	206,545,392	238,591,520
Total Increase (Decrease) in Net Assets	199,652,617	253,143,471
Net Assets, Beginning of Period	253,144,971	1,500
Net Assets, End of Period	$452,797,588	$253,144,971

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.
Consolidated Statement of Cash Flows

	For the Year Ended	For the Period January 23, 2020 (Commencement of Operations) through
	December 31, 2021	December 31, 2020

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$19,059,718	$26,733,610
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gains)/losses on investments	(4,753,263)	1,018,741
Net change in unrealized (gains)/losses on investments	8,527,786	(13,055,565)
Net accretion of discount on investments	(286,282)	(1,755,502)
Purchases of short-term investments	(662,604,311)	(664,542,585)
Purchases of portfolio investments	(926,351,937)	(854,515,933)
Proceeds from sale of short-term investments	637,566,416	611,437,715
Proceeds from sale of portfolio investments	406,800,208	268,256,929
Amortization of deferred financing cost	909,269	(395,540)
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in receivable for sales of investments	(5,631,875)	(11,762,002)
(Increase)/decrease in interest and dividends receivable	(2,224,325)	(1,612,576)
(Increase)/decrease in due from investment adviser	(125,387)	(155,353)
(Increase)/decrease in receivable for paydowns of investments	(106,157)	(121,391)
(Increase)/decrease in prepaid expenses and other assets	(195,996)	-
Increase/(decrease) in payable for investments purchased	88,725,508	15,553,450
Increase/(decrease) in management fees payable	1,003,097	1,242,821
Increase/(decrease) in directors fee payable	-	5,000
Increase/(decrease) in accrued other general and administrative expenses	1,676,221	497,286
Net cash used in operating activities	(438,011,310)	(623,170,895)
Cash Flows from Financing Activities:
Borrowings on credit facility	256,629,745	395,273,776
Payments on credit facility	-	-
Payments of debt issuance costs	(780,621)	(1,726,133)
Distributions paid in cash	(6,288,461)	(3,365,669)
Proceeds from issuance of common shares, net of change in subscriptions receivable of $ -	188,861,571	233,670,000
Net cash provided by financing activities	438,422,234	623,851,974
Net increase in cash and cash equivalents	410,924	681,079
Cash and cash equivalents, beginning of period	682,579	1,500
Cash and cash equivalents, end of period	$1,093,503	$682,579

Supplemental and Non-Cash Information:
Interest paid during the period	$7,313,093	$4,465,906
Distributions declared during the period	$25,952,493	$12,181,659
Reinvestment of distributions during the period	$17,683,821	$4,921,520
Distributions payable	$5,874,681	$3,894,470

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of December 31, 2021

			Acquisition	Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Date	Par	Cost(1)(6)	Value	of Net Assets
Debt Investments
First Lien Senior Secured(2)
AAdvantage Loyalty IP Ltd. (4)(7)	Airlines	5.50% (L + 4.75%)	3/10/2021	4/20/2028	$3,500,000	$3,466,993	$3,632,808	0.7%
AccentCare, Inc. (7)	Healthcare Providers and Services	4.18% (L + 4.00%)	9/14/2021	6/22/2026	6,030,750	6,033,232	6,019,443	1.2%
Acrisure, LLC (7)	Insurance	3.63% (L + 3.50%)	1/31/2020	2/12/2027	5,902,424	5,887,108	5,846,351	1.2%
Acrisure, LLC (7)	Insurance	4.75% (L + 4.25%)	11/9/2021	2/15/2027	5,050,000	5,012,608	5,056,313	1.0%
AHP Health Partners, Inc. (7)	Healthcare Equipment and Supplies	4.00% (L + 3.50%)	8/5/2021	8/4/2028	2,992,500	2,978,139	2,997,183	0.6%
AI Aqua Merger Sub, Inc., (5)(7)(8)	Food Products	4.50% (L + 4.00%)	6/17/2021	6/16/2028	6,993,333	6,996,036	7,021,412	1.6%
Aimbridge Acquisition Co., Inc. (7)	Hotels, Restaurants and Leisure	3.84% (L + 3.75%)	10/13/2021	2/2/2026	4,987,245	4,873,305	4,887,500	1.1%
Air Methods Corporation (7)	Aerospace and Defense	4.50% (L + 3.50%)	9/2/2021	4/12/2024	4,973,958	4,912,811	4,737,695	1.0%
Alliant Holdings Intermediate LLC (7)	Insurance	4.00% (L + 3.50%)	10/20/2021	11/5/2027	5,985,000	5,977,585	5,986,077	1.3%
Allied Universal Holdco LLC (7)	Professional Services	4.25% (L + 3.75%)	5/5/2021	4/7/2028	6,982,500	6,976,936	6,968,570	1.5%
Alterra Mountain Company (7)	Hotels, Restaurants and Leisure	4.00% (L + 3.50%)	5/13/2020	8/31/2028	1,992,263	1,979,085	1,992,263	0.4%
Amentum Government Services Holdings LLC (7)	Aerospace and Defense	3.60% (L + 3.50%)	3/19/2020	2/26/2027	4,432,500	4,208,252	4,375,720	1.0%
Amentum Government Services Holdings LLC (7)	Aerospace and Defense	5.50% (L + 4.75%)	10/29/2020	1/29/2027	1,488,750	1,463,719	1,491,541	0.3%
American Airlines, Inc. (4)(7)	Airlines	2.11% (L + 2.00%)	7/14/2021	12/15/2023	1,979,167	1,934,458	1,943,403	0.4%
American Airlines, Inc. (4)(7)	Airlines	1.85% (L + 1.75%)	7/14/2021	6/27/2025	2,000,000	1,900,671	1,901,250	0.4%
American Rock Salt Company LLC (7)	Metals and Mining	4.75% (L + 4.00%)	6/4/2021	6/9/2028	4,975,000	4,963,324	4,968,781	1.1%
Amynta Agency Borrower, Inc. (7)	Insurance	4.60% (L + 4.50%)	2/13/2020	2/28/2025	8,929,545	8,774,227	8,912,847	2.0%
AP Gaming I, LLC (7)	Hotels, Restaurants and Leisure	4.50% (L + 3.50%)	9/14/2021	2/15/2024	6,831,409	6,817,784	6,803,639	1.5%
Applovin Corporation (4)(7)	Software	3.50% (L + 3.00%)	10/21/2021	10/20/2028	2,493,750	2,487,556	2,492,964	0.6%
Aptean Inc (5)(7)(8)	Software	4.35% (L + 4.25%)	5/17/2021	4/23/2026	7,886,443	7,889,119	7,865,505	1.7%
AQA Acquisition Holding, Inc. (7)	Software	4.75% (L + 4.25%)	11/20/2020	11/19/2027	2,985,000	2,971,382	2,988,119	0.7%
ARC Falcon I Inc. (7)	Chemicals	4.25% (L + 3.75%)	9/22/2021	8/31/2028	4,363,057	4,338,582	4,363,232	1.0%
Arches Buyer Inc. (7)	Leisure Products	3.75% (L + 3.25%)	2/25/2021	12/6/2027	4,950,000	4,906,378	4,923,419	1.1%
Aristocrat International PTY Ltd (4)(5)(7)(8)	Hotels, Restaurants and Leisure	4.75% (L + 3.75%)	5/14/2020	10/31/2024	4,949,874	4,923,279	4,979,276	1.1%
Aruba Investments Holdings, LLC (7)	Chemicals	4.75% (L + 4.00%)	10/28/2020	10/28/2027	1,488,769	1,476,015	1,492,491	0.3%
Ascend Learning, LLC (5)(7)	Professional Services	4.00% (L + 3.50%)	11/18/2021	11/18/2028	7,500,000	7,462,500	7,498,463	1.7%
AssuredPartners, Inc. (7)	Insurance	4.00% (L + 3.50%)	5/29/2020	2/12/2027	6,461,337	6,451,803	6,460,336	1.4%
Athenahealth, Inc. (7)	Healthcare Equipment and Supplies	4.40% (L + 4.25%)	2/20/2020	2/11/2026	5,272,356	5,244,158	5,279,606	1.2%
Autokiniton US Holdings, Inc. (7)(8)	Auto Components	5.00% (L + 4.50%)	3/26/2021	3/27/2028	8,216,855	8,226,508	8,239,739	1.8%
Avaya Inc. (4)(7)	Diversified Telecommunication Services	4.11% (L + 4.00%)	2/17/2021	12/15/2027	1,600,000	1,600,000	1,601,304	0.4%
Avaya Inc. (4)(5)(7)	Diversified Telecommunication Services	4.36% (L + 4.25%)	4/20/2020	12/15/2027	4,939,059	4,800,270	4,960,174	1.1%
Aveanna Healthcare LLC (4)(7)	Healthcare Providers and Services	4.25% (L + 3.75%)	6/30/2021	6/30/2028	3,237,170	3,232,811	3,225,054	0.7%
Azalea TopCo, Inc. (7)	Healthcare Technology	3.63% (L + 3.50%)	2/26/2020	7/23/2026	3,922,262	3,885,223	3,910,005	0.9%
Barracuda Networks, Inc. (7)	IT Services	4.50% (L + 3.75%)	3/2/2020	1/10/2025	3,979,022	3,978,706	3,996,430	0.9%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of December 31, 2021

			Acquisition	Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Date	Par	Cost(1)(6)	Value	of Net Assets
BCP Raptor, LLC (5)(7)	Oil, Gas and Consumable Fuels	5.25% (L + 4.25%)	7/21/2021	6/7/2024	5,968,265	5,915,310	5,970,354	1.3%
BCP Renaissance Parent L.L.C. (5)(7)	Oil, Gas and Consumable Fuels	4.50% (L + 3.50%)	10/5/2021	10/31/2024	7,648,566	7,629,890	7,642,600	1.7%
Belfor Holdings Inc. (7)	Commercial Services and Supplies	3.85% (L + 3.75%)	3/18/2020	3/31/2026	2,945,882	2,837,141	2,953,247	0.7%
Boxer Parent Company, Inc. (7)	Software	3.88% (L + 3.75%)	2/24/2021	10/2/2025	2,992,266	2,713,403	2,977,304	0.7%
Caesars Resort Collection, LLC (4)(7)	Hotels, Restaurants and Leisure	3.60% (L + 3.50%)	6/19/2020	7/31/2025	2,962,500	2,895,715	2,968,425	0.7%
Castle US Holding Corporation (8)	Professional Services	3.88% (L + 3.75%)	9/17/2021	1/27/2027	1,991,579	1,981,844	1,976,642	0.4%
Castle US Holding Corporation (8)	Professional Services	4.75% (L + 4.00%)	4/16/2021	1/31/2027	2,981,250	2,926,408	2,978,761	0.7%
CCI Buyer, Inc. (5)(7)(8)	Wireless Telecommunication Services	4.50% (L + 3.75%)	12/16/2020	12/31/2027	6,864,444	6,856,831	6,880,369	1.5%
CCS-CMGC Holdings, Inc. (7)	Healthcare Providers and Services	5.63% (L + 5.50%)	1/24/2020	10/1/2025	5,411,500	5,342,101	5,349,781	1.2%
CHG Healthcare Services, Inc (7)	Healthcare Providers and Services	4.00% (L + 3.50%)	9/22/2021	9/22/2028	7,980,000	7,941,694	7,990,973	1.8%
Connectwise LLC (7)	IT Services	4.00% (L + 3.50%)	9/24/2021	9/29/2028	8,000,000	7,986,895	7,991,440	1.8%
Consolidated Communications, Inc. (4)(7)	Diversified Telecommunication Services	4.25% (L + 3.50%)	9/18/2020	10/2/2027	1,428,009	1,409,815	1,427,788	0.3%
ConvergeOne Holdings Corp. (7)(8)	IT Services	5.10% (L + 5.00%)	2/11/2021	3/31/2026	9,941,326	9,736,805	9,758,058	2.2%
Corelogic, Inc. (7)	Internet Software and Services	4.00% (L + 3.50%)	4/14/2021	4/14/2028	7,980,000	7,973,450	7,983,990	1.8%
CP Atlas Buyer, Inc (7)	Building Products	4.25% (L + 3.75%)	2/4/2021	11/23/2027	4,962,827	4,921,475	4,947,939	1.1%
Creation Technologies, Inc. (8)	Electronic Equipment, Instruments and Components	6.00% (L + 5.50%)	9/24/2021	9/14/2028	5,000,000	4,927,276	4,968,750	1.1%
Curia Global, Inc. (7)	Healthcare Providers and Services	4.50% (L + 3.75%)	2/20/2020	8/30/2026	4,899,295	4,880,965	4,911,543	1.1%
DCert Buyer, Inc. (7)	IT Services	4.10% (L + 4.00%)	1/28/2020	8/7/2026	7,916,022	7,916,047	7,911,075	1.7%
Deerfield Dakota Holding, LLC (7)	Diversified Financial Services	4.75% (L + 3.75%)	3/6/2020	2/25/2027	4,925,000	4,862,889	4,936,943	1.1%
Delek US Holdings, Inc. (4)(7)	Oil, Gas and Consumable Fuels	6.50% (L + 5.50%)	5/18/2020	3/31/2025	2,358,000	2,239,637	2,366,253	0.5%
Delta Topco, Inc. (7)	IT Services	4.50% (L + 3.75%)	10/7/2020	10/29/2027	6,972,481	6,966,632	6,988,692	1.5%
Digi International Inc. (5)(8)	Technology Hardware, Storage and Peripherals	5.50% (L + 5.00%)	12/16/2021	12/22/2028	6,250,000	6,125,000	6,199,219	1.4%
DIRECTV Financing, LLC (7)	Media	5.75% (L + 5.00%)	7/22/2021	8/2/2027	5,865,000	5,816,327	5,877,962	1.3%
Dotdash Meredith, Inc. (7)	Media	4.50% (C + SCA + 4.00%)	11/23/2021	11/23/2028	10,000,000	9,991,795	10,018,750	2.2%
EAB Global, Inc. (7)	Professional Services	4.00% (L + 3.50%)	6/28/2021	6/28/2028	5,000,000	4,975,872	4,979,175	1.1%
ECI Software Solutions, Inc. (7)	Software	4.50% (L + 3.75%)	9/17/2020	9/30/2027	6,934,975	6,907,467	6,946,903	1.5%
ECL Entertainment, LLC (8)	Hotels, Restaurants and Leisure	8.25% (L + 7.50%)	9/3/2021	3/31/2028	1,990,000	2,033,092	2,029,800	0.4%
EFS Cogen Holdings I LLC (5)(7)(8)	Independent Power and Renewable Electricity Producers	4.50% (L + 3.50%)	9/24/2020	10/29/2027	7,700,229	7,708,062	7,603,977	1.7%
Endurance International Group, Inc. (7)	Professional Services	4.25% (L + 3.50%)	1/27/2021	2/10/2028	3,233,750	3,219,247	3,211,017	0.7%
Ensemble RCM, LLC (7)	Healthcare Technology	3.88% (L + 3.75%)	4/14/2020	7/24/2026	5,748,280	5,659,044	5,753,654	1.3%
Enterprise Development Authority (8)	Hotels, Restaurants and Leisure	5.00% (L + 4.25%)	12/1/2021	2/18/2028	1,974,359	1,974,359	1,975,188	0.4%
Epicor Software Corporation (7)	Software	4.00% (L + 3.25%)	7/23/2020	6/1/2022	3,950,000	3,930,702	3,952,034	0.9%
Excelitas Technologies Corp. (7)	Industrial Conglomerates	4.50% (L + 3.50%)	7/21/2021	12/2/2024	1,989,637	1,989,637	1,999,585	0.4%
Filtration Group Corporation (7)	Industrial Conglomerates	4.00% (L + 3.50%)	10/19/2021	10/20/2028	3,990,000	3,980,185	3,990,838	0.9%
Flexera Software LLC (7)(8)	Software	4.50% (L + 3.75%)	2/28/2020	1/26/2028	8,959,368	8,935,714	8,976,794	2.0%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of December 31, 2021

			Acquisition	Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Date	Par	Cost(1)(6)	Value	of Net Assets
Generation Bridge Acquisition, LLC (5)(8)	Electric Utilities	5.75% (L + 5.00%)	8/23/2021	8/6/2028	196,262	196,262	197,243	0.0%
Generation Bridge Acquisition, LLC (5)(8)	Electric Utilities	5.75% (L + 5.00%)	8/23/2021	8/6/2028	2,803,738	2,803,738	2,817,757	0.6%
Getty Images, Inc. (7)(8)	Media	4.63% (L + 4.50%)	6/10/2021	2/13/2026	7,961,137	7,984,386	7,982,711	1.8%
GFL Environmental Inc. (4)(7)	Commercial Services and Supplies	3.50% (L + 3.00%)	2/20/2020	5/30/2025	2,596,036	2,521,808	2,605,771	0.6%
Global Medical Response, Inc. (7)	Healthcare Providers and Services	5.25% (L + 4.25%)	9/24/2020	9/24/2025	8,938,653	8,882,000	8,914,071	2.0%
Grab Holdings Inc (4)(5)(7)	IT Services	5.50% (L + 4.50%)	1/20/2021	2/27/2026	4,962,488	5,027,425	4,989,359	1.1%
Great Outdoors Group, LLC (7)	Specialty Retail	4.50% (L + 3.75%)	2/26/2021	3/6/2028	7,078,634	7,045,910	7,095,587	1.6%
Grinding Media Inc. (8)	Metals and Mining	4.75% (L + 4.00%)	9/22/2021	9/21/2028	4,987,500	4,963,517	4,990,617	1.1%
HAH Group Holding Company LLC (7)	Healthcare Providers and Services	6.00% (L + 5.00%)	10/22/2020	10/20/2027	3,525,086	3,479,561	3,526,549	0.8%
HAH Group Holding Company LLC (7)	Healthcare Providers and Services	6.00% (L + 5.00%)	10/22/2020	10/22/2027	446,034	440,286	446,220	0.1%
Hamilton Projects Acquiror LLC (7)(8)	Independent Power and Renewable Electricity Producers	5.50% (L + 4.50%)	6/11/2020	6/11/2027	9,794,600	9,741,768	9,807,872	2.2%
Harbor Freight Tools USA, Inc. (7)	Specialty Retail	3.25% (L + 2.75%)	10/14/2020	10/19/2027	3,465,000	3,435,680	3,462,176	0.8%
Help/Systems Holdings, Inc. (7)	Software	4.75% (L + 4.00%)	9/16/2020	11/19/2026	6,919,736	6,874,074	6,909,633	1.5%
HUB International Limited (7)	Insurance	4.00% (L + 3.25%)	4/22/2020	4/25/2025	3,940,125	3,892,565	3,944,834	0.9%
Hyland Software, Inc. (7)	Software	4.25% (L + 3.50%)	9/25/2020	7/1/2024	4,956,580	4,955,729	4,981,363	1.1%
Hyperion Refinance S.a.r.l. (4)(7)	Insurance	4.00% (L + 3.25%)	1/27/2021	11/12/2027	6,162,429	6,103,569	6,143,171	1.4%
Idera, Inc. (7)	IT Services	4.50% (L + 3.75%)	2/14/2020	6/28/2028	9,899,189	9,852,953	9,903,841	2.2%
IMA Financial Group, Inc. (8)	Insurance	4.25% (L + 3.75%)	10/14/2021	10/16/2028	5,000,000	4,975,043	4,991,650	1.1%
Infinite Bidco LLC (7)	Electronic Equipment, Instruments and Components	4.25% (L + 3.75%)	2/24/2021	3/2/2028	4,975,000	4,956,124	4,967,239	1.1%
Inmar, Inc. (7)(8)	Professional Services	5.00% (L + 4.00%)	1/24/2020	5/1/2024	7,925,407	7,891,920	7,929,568	1.8%
IRB Holding Corporation (7)	Hotels, Restaurants and Leisure	4.25% (L + 3.25%)	11/19/2020	11/19/2027	6,952,443	6,947,309	6,962,212	1.5%
Ivanti Software, Inc. (7)	Software	4.75% (L + 4.00%)	2/17/2021	12/1/2027	992,500	990,203	988,987	0.2%
Ivanti Software, Inc. (5)(7)	Software	5.00% (L + 4.25%)	11/20/2020	12/1/2027	6,975,000	6,921,420	6,994,600	1.5%
Jack Ohio Finance LLC (8)	Hotels, Restaurants and Leisure	5.50% (L + 4.75%)	9/30/2021	10/31/2028	5,000,000	5,002,417	4,996,900	1.1%
Kestrel Acquisition LLC (7)	Independent Power and Renewable Electricity Producers	5.25% (L + 4.25%)	2/25/2020	5/2/2025	6,914,055	6,212,084	6,347,967	1.4%
Kleopatra Finco S.a.r.l (4)(7)	Containers and Packaging	5.25% (L + 4.75%)	2/4/2021	2/4/2026	1,985,000	1,976,611	1,937,856	0.4%
Landry’s Finance Acquisition Co	Hotels, Restaurants and Leisure	13.00% (L + 12.00%)	6/12/2020	10/4/2023	18,875	18,450	20,291	0.0%
LBM Acquisition LLC (5)(7)(8)	Building Products	4.50% (L + 3.75%)	12/9/2020	12/31/2027	5,472,028	5,436,335	5,431,425	1.2%
Life Time, Inc. (4)(7)	Hotels, Restaurants and Leisure	5.75% (L + 4.75%)	1/28/2021	12/10/2024	1,451,838	1,451,195	1,463,337	0.3%
Lifescan Global Corporation (5)(7)	Healthcare Equipment and Supplies	6.13% (L + 6.00%)	8/20/2021	10/1/2024	6,744,535	6,702,882	6,607,857	1.5%
Lightstone Holdco, LLC	Independent Power and Renewable Electricity Producers	4.75% (L + 3.75%)	4/7/2020	1/30/2024	1,609,237	1,379,571	1,367,304	0.3%
Lightstone Holdco, LLC	Independent Power and Renewable Electricity Producers	4.75% (L + 3.75%)	4/7/2020	1/30/2024	90,763	77,809	77,118	0.0%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of December 31, 2021

			Acquisition	Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Date	Par	Cost(1)(6)	Value	of Net Assets
Lions Gate Capital Holdings LLC (4)(7)	Media	2.35% (L + 2.25%)	4/1/2020	3/19/2025	976,423	951,495	971,136	0.2%
LogMeIn, Inc. (7)	IT Services	4.86% (L + 4.75%)	8/14/2020	8/31/2027	6,444,950	6,365,479	6,418,074	1.4%
Lucid Energy Group II Borrower, LLC (7)	Oil, Gas and Consumable Fuels	5.00% (L + 4.25%)	11/22/2021	11/22/2028	7,000,000	6,930,663	6,926,500	1.5%
Magenta Buyer LLC (7)	Software	5.75% (L + 5.00%)	5/3/2021	5/3/2028	5,486,250	5,436,630	5,480,243	1.2%
McAfee, LLC (4)(7)	Software	3.84% (L + 3.75%)	2/26/2020	9/30/2024	3,040,646	3,031,471	3,046,910	0.7%
Medical Solutions L.L.C. (8)	Healthcare Providers and Services	4.00% (L + 3.50%)	10/7/2021	10/6/2028	4,200,000	4,175,369	4,200,900	0.9%
MetroNet Systems Holdings, LLC (7)(8)	Diversified Telecommunication Services	4.50% (L + 3.75%)	5/26/2021	5/26/2028	4,975,031	4,969,084	4,983,738	1.1%
Michael Baker International, LLC (8)	Construction and Engineering	5.75% (L + 5.00%)	11/2/2021	11/2/2028	6,250,000	6,187,892	6,312,500	1.4%
Micro Holding Corp. (7)	IT Services	4.75% (L + 3.75%)	6/11/2020	9/13/2024	9,962,265	9,905,089	9,995,490	2.2%
Midwest Veterinary Partners, LLC (5)(7)	Healthcare Providers and Services	4.75% (L + 4.00%)	10/29/2021	4/27/2028	9,987,500	9,888,421	9,962,531	2.2%
Milano Acquisition Corporation (7)	Healthcare Providers and Services	4.75% (L + 4.00%)	8/17/2020	8/31/2027	4,953,722	4,905,503	4,972,917	1.1%
Minotaur Acquisition, Inc. (7)(8)	Diversified Financial Services	4.84% (L + 4.75%)	1/24/2020	3/27/2026	9,060,468	9,048,923	9,026,491	2.0%
Mitchell International, Inc. (7)	Professional Services	4.25% (L + 3.75%)	10/1/2021	10/16/2028	10,000,000	9,926,431	9,956,250	2.2%
MLN US HoldCo LLC (7)	Diversified Telecommunication Services	4.60% (L + 4.50%)	11/15/2021	12/31/2025	4,069,042	3,993,846	3,942,352	0.9%
Moneygram International, Inc. (4)(7)	Diversified Consumer Services	5.00% (L + 4.50%)	7/19/2021	7/21/2026	7,200,000	7,175,766	7,211,268	1.6%
National Mentor Holdings, Inc. (7)	Healthcare Providers and Services	4.50% (L + 3.75%)	2/18/2021	2/18/2028	9,227,133	9,201,152	9,136,594	2.0%
National Mentor Holdings, Inc. (7)	Healthcare Providers and Services	4.50% (L + 3.75%)	2/18/2021	2/18/2028	291,993	291,126	289,256	0.1%
Navicure, Inc. (7)	Healthcare Technology	4.10% (L + 4.00%)	9/15/2020	10/22/2026	4,673,381	4,675,564	4,675,320	1.0%
Nexus Buyer LLC (7)	Professional Services	3.85% (L + 3.75%)	3/10/2020	10/30/2026	6,996,379	6,924,176	6,973,886	1.5%
NMSC Holdings, Inc. (7)	Healthcare Providers and Services	6.00% (L + 5.00%)	5/14/2021	4/19/2023	8,442,209	8,421,850	8,444,319	1.9%
NorthStar Group Services, Inc. (5)(7)(8)	Commercial Services and Supplies	6.50% (L + 5.50%)	11/9/2020	11/9/2026	8,879,759	8,843,367	8,910,306	2.0%
NSM Top Holdings Corp. (7)	Healthcare Equipment and Supplies	5.35% (L + 5.25%)	10/18/2021	11/12/2026	4,987,277	4,962,950	4,987,277	1.1%
OneDigital Borrower LLC (7)	Insurance	4.75% (C + SCA + 4.25%)	10/30/2020	11/16/2027	9,970,938	9,852,427	9,964,706	2.2%
Orchid Merger Sub II, LLC (5)(7)	Software	5.25% (L + 4.75%)	11/12/2021	5/12/2027	3,500,000	3,290,000	3,360,000	0.7%
Oregon Clean Energy, LLC (7)	Independent Power and Renewable Electricity Producers	4.75% (L + 3.75%)	2/25/2020	3/2/2026	4,887,891	4,779,206	4,503,850	1.0%
Pactiv Evergreen Group Holdings Inc. (4)(7)	Containers and Packaging	4.00% (L + 3.50%)	9/17/2021	9/22/2028	2,992,500	2,978,041	2,992,500	0.7%
Padagis LLC (7)	Pharmaceuticals	5.25% (L + 4.75%)	6/30/2021	7/31/2028	6,588,235	6,550,008	6,567,647	1.5%
Pathway Vet Alliance LLC (7)	Healthcare Providers and Services	3.85% (L + 3.75%)	1/29/2021	3/31/2027	4,941,089	4,876,527	4,931,824	1.1%
PECF USS Intermediate Holding III Corporation (5)(8)	Professional Services	4.75% (L + 4.25%)	11/4/2021	11/6/2028	5,000,000	4,987,500	5,011,625	1.1%
Peraton Corp. (7)(8)	IT Services	4.50% (L + 3.75%)	2/23/2021	2/1/2028	8,952,437	8,951,088	8,971,595	2.0%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of December 31, 2021

			Acquisition	Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Date	Par	Cost(1)(6)	Value	of Net Assets
PetVet Care Centers, LLC (7)	Healthcare Providers and Services	4.25% (L + 3.50%)	2/18/2021	2/14/2025	6,938,175	6,923,597	6,945,980	1.5%
Phoenix Guarantor Inc. (7)	Healthcare Providers and Services	3.60% (L + 3.50%)	10/2/2020	3/5/2026	4,950,094	4,910,625	4,936,481	1.1%
PODS, LLC (7)	Road and Rail	3.75% (L + 3.00%)	3/19/2021	3/31/2028	1,985,025	1,975,873	1,980,747	0.4%
PQ Performance Chemicals (7)	Chemicals	4.25% (L + 3.50%)	4/30/2021	4/28/2028	5,000,000	4,997,651	5,012,500	1.1%
Prairie ECI Acquiror LP (7)	Oil, Gas and Consumable Fuels	4.85% (L + 4.75%)	11/12/2021	3/11/2026	7,182,326	6,969,074	6,962,870	1.5%
Presidio Holdings, Inc. (7)	Professional Services	3.61% (L + 3.50%)	2/28/2020	1/31/2027	2,364,000	2,334,043	2,366,222	0.5%
Pretium PKG Holdings, Inc. (8)	Containers and Packaging	4.50% (L + 4.00%)	9/22/2021	9/22/2028	5,000,000	4,976,019	4,997,200	1.1%
Prime Security Services Borrower, LLC (4)(7)	Diversified Consumer Services	3.50% (L + 2.75%)	4/20/2020	5/2/2022	1,782,584	1,771,416	1,782,985	0.4%
Project Alpha Intermediate Holding, Inc. (7)	Software	4.11% (L + 4.00%)	2/10/2021	4/26/2024	5,916,866	5,897,864	5,933,522	1.3%
Project Boost Purchaser, LLC (7)	Professional Services	4.00% (L + 3.50%)	6/21/2021	6/1/2026	5,970,000	5,955,902	5,977,463	1.3%
Proofpoint, Inc. (7)	IT Services	3.75% (L + 3.25%)	6/10/2021	6/9/2028	5,000,000	4,976,654	4,987,125	1.1%
PS Holdco, LLC (8)	Road and Rail	5.00% (L + 4.25%)	9/23/2021	10/31/2028	4,987,500	4,963,067	4,996,852	1.1%
PT Intermediate Holdings III LLC (8)	Machinery	6.25% (L + 5.50%)	11/10/2021	10/15/2025	2,320,000	2,296,800	2,308,400	0.5%
PT Intermediate Holdings III LLC (8)	Machinery	6.25% (L + 5.50%)	11/10/2021	11/1/2028	1,536,150	1,520,799	1,528,469	0.3%
Quest Software US Holdings Inc (7)	Software	4.38% (L + 4.25%)	2/5/2020	5/16/2025	6,934,002	6,926,135	6,936,637	1.5%
Radiate Holdco, LLC (7)	Media	4.00% (L + 3.25%)	10/22/2021	9/25/2026	3,000,000	2,992,599	2,993,760	0.7%
Radiology Partners, Inc. (7)	Healthcare Providers and Services	4.35% (L + 4.25%)	2/26/2020	7/9/2025	6,000,000	5,991,169	5,924,190	1.3%
RC Buyer, Inc. (7)	Auto Components	4.25% (L + 3.50%)	7/26/2021	7/28/2028	2,094,750	2,089,576	2,093,450	0.5%
RealPage, Inc. (5)(7)	Real Estate Management and Development	3.75% (L + 3.25%)	2/18/2021	2/18/2028	6,982,500	6,971,036	6,970,525	1.5%
Red Planet Borrower, LLC (7)	Internet Software and Services	4.25% (L + 3.75%)	9/23/2021	10/2/2028	7,980,000	7,940,911	7,948,080	1.8%
Redstone Holdco 2 LP (7)(8)	IT Services	5.50% (L + 4.75%)	4/16/2021	4/14/2028	7,980,000	7,924,198	7,645,838	1.7%
RegionalCare Hospital Partners Holdings, Inc. (5)(7)	Healthcare Providers and Services	3.85% (L + 3.75%)	2/11/2020	11/14/2025	5,028,873	5,019,995	5,031,363	1.1%
Rocket Software, Inc. (7)	Software	4.75% (L + 4.25%)	9/2/2021	11/28/2025	4,982,481	4,956,315	4,983,104	1.1%
Rodan & Fields, LLC (7)	Textiles, Apparel and Luxury Goods	4.11% (L + 4.00%)	3/4/2021	6/16/2025	1,732,051	1,524,775	974,279	0.2%
Rohm Holding GMBH (4)(7)(8)	Chemicals	4.90% (L + 4.75%)	2/2/2021	7/31/2026	8,936,606	8,917,170	8,940,314	2.0%
RSC Acquisition, Inc. (8)	Insurance	6.25% (L + 5.50%)	11/1/2021	10/30/2026	1,731,928	1,714,630	1,729,763	0.4%
RSC Acquisition, Inc. (8)(10)	Insurance	6.25% (L + 5.50%)	11/1/2021	10/30/2026	527,108	489,464	522,402	0.1%
RSC Acquisition, Inc. (8)	Insurance	6.25% (L + 5.50%)	11/1/2021	9/30/2026	753,012	745,646	752,070	0.2%
Runner Buyer Inc. (8)	Household Durables	6.25% (L + 5.50%)	10/13/2021	10/20/2028	5,000,000	4,950,645	4,950,000	1.1%
Ryan Specialty Group LLC (4)(7)	Insurance	3.75% (L + 3.00%)	7/23/2020	9/1/2027	1,975,000	1,962,730	1,978,209	0.4%
Sabert Corporation (7)(8)	Containers and Packaging	5.50% (L + 4.50%)	2/26/2020	11/26/2026	7,122,923	7,125,462	7,131,862	1.6%
Severin Acquisition, LLC (7)	Diversified Consumer Services	3.10% (L + 3.00%)	2/26/2020	8/31/2025	3,721	3,599	3,708	0.0%
Shearer’s Foods, LLC (7)	Food Products	4.25% (L + 3.50%)	9/15/2020	9/23/2027	1,691,137	1,680,722	1,688,312	0.4%
Sophia, L.P. (7)	Software	4.25% (L + 3.50%)	9/23/2020	10/7/2027	4,950,094	4,918,451	4,954,425	1.1%
Sotera Health Holdings, LLC (7)	Healthcare Equipment and Supplies	3.25% (L + 2.75%)	1/15/2021	12/11/2026	4,000,000	4,000,000	3,990,620	0.9%
Sovos Compliance, LLC (8)	Software	5.00% (L + 4.50%)	7/29/2021	7/28/2028	3,410,959	3,402,432	3,426,279	0.8%
Specialty Building Products Holdings, LLC (5)(7)(8)	Building Products	4.25% (L + 3.75%)	10/5/2021	10/5/2028	10,000,000	10,016,507	9,986,537	2.2%
Springer Nature Deutschland GmbH (4)(7)	Media	3.75% (L + 3.00%)	2/26/2021	8/14/2026	2,086,931	2,082,809	2,091,167	0.5%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of December 31, 2021

			Acquisition	Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Date	Par	Cost(1)(6)	Value	of Net Assets
Summer BC Holdco B LLC (4)(8)	Media	5.25% (L + 4.50%)	9/2/2021	12/4/2026	4,987,500	4,993,734	4,990,617	1.1%
Surf Holdings, LLC (7)	IT Services	3.69% (L + 3.50%)	4/16/2020	1/15/2027	1,970,012	1,881,892	1,957,700	0.4%
Surgery Center Holdings, Inc. (7)	Healthcare Providers and Services	4.50% (L + 3.75%)	4/30/2021	9/3/2026	4,714,375	4,692,584	4,718,807	1.0%
Talen Energy Supply, LLC (7)	Independent Power and Renewable Electricity Producers	3.85% (L + 3.75%)	4/9/2020	6/26/2026	3,866,834	3,675,471	3,450,086	0.8%
Tecta America Corp. (7)(8)	Construction and Engineering	5.00% (L + 4.25%)	4/20/2021	4/6/2028	6,172,249	6,180,294	6,183,822	1.4%
The Edelman Financial Engines Centre, LLC (7)	Diversified Financial Services	4.25% (L + 3.50%)	4/13/2020	4/7/2028	7,939,714	7,850,378	7,945,193	1.8%
Thryv, Inc. (4)(7)	Professional Services	9.50% (L + 8.50%)	2/18/2021	2/18/2026	6,011,096	6,022,690	6,116,290	1.4%
TIBCO Software Inc (7)	Software	3.85% (L + 3.75%)	2/13/2020	6/30/2026	2,955,000	2,948,675	2,936,530	0.6%
Tidal Power Holdings, LLC (4)(7)	Independent Power and Renewable Electricity Producers	4.75% (L + 3.75%)	4/1/2021	4/1/2027	4,252,248	4,229,645	4,300,086	0.9%
Tiger Acquisition, LLC (7)	Industrial Conglomerates	3.75% (L + 3.25%)	10/12/2021	5/19/2028	2,992,500	2,981,347	2,978,076	0.7%
Titan US Finco, LLC (4)(8)	Media	4.50% (L + 4.00%)	10/7/2021	10/6/2028	6,000,000	5,985,062	5,994,990	1.3%
Torrid, LLC (4)(8)	Specialty Retail	6.25% (L + 5.50%)	10/12/2021	5/19/2028	2,000,000	2,022,001	2,017,500	0.4%
Tory Burch LLC (7)	Specialty Retail	3.50% (L + 3.00%)	4/15/2021	4/14/2028	1,990,000	1,971,658	1,990,000	0.4%
Tosca Services, LLC (7)	Containers and Packaging	4.25% (L + 3.50%)	2/19/2021	8/18/2027	2,970,000	2,957,856	2,968,159	0.7%
Traverse Midstream Partners LLC (7)	Oil, Gas and Consumable Fuels	5.25% (C + SCA + 4.25%)	8/20/2020	9/27/2024	5,673,975	5,385,313	5,659,819	1.2%
Triton Water Holdings, Inc. (7)	Food Products	4.00% (L + 3.50%)	3/17/2021	3/31/2028	4,975,001	4,958,709	4,928,360	1.1%
Truck Hero, Inc. (7)	Auto Components	4.00% (L + 3.25%)	1/20/2021	1/20/2028	7,051,725	7,041,693	7,028,066	1.6%
U.S. Renal Care, Inc. (7)(8)	Healthcare Providers and Services	5.13% (L + 5.00%)	4/8/2020	6/26/2026	8,911,817	8,759,285	8,690,180	1.9%
U.S. Renal Care, Inc. (7)	Healthcare Providers and Services	6.50% (L + 5.50%)	4/23/2021	6/26/2026	498,750	492,009	490,022	0.1%
U.S. Silica Company (4)(7)	Metals and Mining	5.00% (L + 4.00%)	3/9/2021	4/25/2025	7,945,544	7,762,054	7,786,633	1.7%
Ultimate Software Group, The (7)	Software	3.85% (L + 3.75%)	2/28/2020	4/8/2026	4,411,006	4,392,996	4,403,727	1.0%
United Airlines, Inc. (4)(7)	Airlines	4.50% (L + 3.75%)	9/2/2021	4/21/2028	7,967,400	8,034,531	8,014,009	1.8%
Univision Communications Inc. (7)	Media	4.00% (L + 3.25%)	6/15/2020	3/13/2026	4,121,311	4,008,960	4,135,798	0.9%
US Radiology Specialists, Inc. (5)(7)	Healthcare Providers and Services	6.00% (L + 5.25%)	12/11/2020	12/10/2027	8,970,000	8,862,961	8,976,997	2.0%
VeriFone Systems, Inc. (7)	Commercial Services and Supplies	4.18% (L + 4.00%)	3/4/2020	8/20/2025	2,976,982	2,936,772	2,930,095	0.6%
Verscend Holding Corp. (7)	Healthcare Technology	4.10% (L + 4.00%)	3/6/2020	8/27/2025	6,126,073	6,110,295	6,132,199	1.4%
Vision Solutions, Inc. (7)	IT Services	4.75% (L + 4.00%)	3/19/2021	4/24/2028	9,975,000	9,944,077	9,975,000	2.2%
Watlow Electric Manufacturing Company (5)(7)	Electrical Equipment	4.25% (L + 3.75%)	4/19/2021	3/2/2028	5,101,525	5,115,092	5,103,132	1.1%
Whatabrands LLC (7)	Hotels, Restaurants and Leisure	3.75% (L + 3.25%)	7/21/2021	7/21/2028	2,400,000	2,388,461	2,394,948	0.5%
White Cap Buyer LLC (5)(7)(8)	Building Products	4.50% (L + 4.00%)	10/8/2020	10/8/2027	6,959,924	6,949,443	6,974,923	1.5%
Wilsonart LLC (7)(8)	Building Products	4.50% (L + 3.50%)	3/19/2021	12/18/2026	7,949,623	7,945,181	7,958,765	1.8%
Zelis Cost Management Buyer, Inc. (7)	Healthcare Technology	3.60% (L + 3.50%)	2/1/2021	9/30/2026	4,792,714	4,784,986	4,767,408	1.1%
Total First Lien Senior Secured					1,012,130,228	$1,003,839,402	$1,007,407,474	222.4%

Second Lien Senior Secured(2)
Almonde, Inc. (5)	Software	8.25% (L + 7.25%)	11/4/2021	4/28/2025	3,000,000	3,003,750	3,000,345	0.7%
ARC Falcon I Inc. (7)	Chemicals	7.50% (L + 7.00%)	9/22/2021	9/24/2029	2,000,000	1,980,393	1,980,000	0.4%
Artera Services, LLC (7)	Construction and Engineering	8.25% (L + 7.25%)	5/12/2020	3/6/2026	7,810,000	7,423,359	7,731,900	1.7%
Aruba Investments, Inc. (7)	Chemicals	8.50% (L + 7.75%)	10/28/2020	10/27/2028	2,350,000	2,316,709	2,373,500	0.5%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of December 31, 2021

			Acquisition	Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Date	Par	Cost(1)(6)	Value	of Net Assets
Asurion, LLC (5)(7)	Insurance	5.35% (L + 5.25%)	7/15/2021	1/19/2029	6,000,000	5,960,590	5,983,140	1.3%
Curium BidCo S.a r.l. (4)(5)	Pharmaceuticals	8.50% (L + 7.75%)	11/9/2021	10/27/2028	3,000,000	3,052,500	3,033,750	0.7%
DCert Buyer, Inc. (7)	IT Services	7.10% (L + 7.00%)	2/16/2021	2/19/2029	1,500,000	1,496,858	1,506,248	0.3%
Energy Acquisition LP (5)	Electrical Equipment	8.50% (L + 8.50%)	11/16/2021	6/25/2026	2,812,400	2,720,196	2,624,320	0.6%
Epicor Software Corporation (5)(7)	Software	8.75% (L + 7.75%)	7/23/2020	7/31/2028	3,000,000	3,041,862	3,077,505	0.7%
Help/Systems Holdings, Inc.	Software	7.50% (L + 6.75%)	11/16/2021	11/19/2027	3,656,217	3,665,199	3,657,752	0.8%
Idera, Inc.	IT Services	7.50% (L + 6.75%)	11/4/2021	2/5/2029	3,000,000	3,029,512	3,007,500	0.7%
Infinite Bidco LLC (5)(7)	Electronic Equipment, Instruments and Components	7.50% (L + 7.00%)	2/24/2021	2/24/2029	2,743,333	2,738,086	2,760,479	0.6%
Inmar, Inc. (7)	Professional Services	9.00% (L + 8.00%)	7/15/2021	5/1/2025	5,000,000	5,007,347	5,012,500	1.1%
Ivanti Software, Inc. (5)	Software	7.75% (L + 7.25%)	12/1/2021	12/1/2028	2,000,000	2,000,000	2,005,010	0.4%
Magenta Buyer LLC	Software	9.00% (L + 8.25%)	11/4/2021	5/3/2029	3,000,000	2,985,021	2,987,820	0.7%
Peraton Corp.	IT Services	8.50% (L + 7.75%)	11/1/2021	2/26/2029	3,000,000	3,066,820	3,048,750	0.7%
Pretium PKG Holdings, Inc. (7)	Containers and Packaging	7.25% (L + 6.75%)	9/22/2021	9/21/2029	2,000,000	1,980,887	1,998,750	0.4%
Quest Software US Holdings Inc (7)	Software	8.38% (L + 8.25%)	2/11/2020	5/18/2026	3,347,000	3,331,490	3,351,535	0.7%
TIBCO Software Inc (5)	Software	7.35% (L + 7.25%)	11/2/2021	2/28/2028	2,500,000	2,509,375	2,513,013	0.6%
Vision Solutions, Inc.	IT Services	8.00% (L + 7.25%)	11/4/2021	4/23/2029	3,000,000	3,007,499	3,004,695	0.7%
Total Second Lien Senior Secured					64,718,950	64,317,453	64,658,512	14.3%

Corporate Bonds
Diebold Inc (4)	Diversified Consumer Services	8.50%	11/5/2021	4/15/2024	1,000,000	1,002,202	1,000,071	0.3%
KOBE US Midco 2 Inc	Chemicals	9.25%	11/8/2021	11/1/2026	1,900,000	1,881,394	1,947,500	0.4%
Total Corporate Bonds					2,900,000	2,883,596	2,947,571	0.7%

Convertible Bonds
Dish Network Corp (4)	Media	3.38%	4/21/2021	8/15/2026	1,000,000	1,021,974	942,069	0.2%
Total Convertible Bonds					1,000,000	1,021,974	942,069	0.2%
Total Debt Investments					1,080,749,178	$1,072,062,425	$1,075,955,626	237.6%

CLO Mezzanine(2)
522 Funding CLO 2020-6, Ltd. (4)	Structured Note	8.17% (L + 8.04%)	11/9/2021	10/23/2034	2,800,000	2,717,549	2,738,208	0.6%
Barings CLO Ltd (4)	Structured Note	6.88% (L + 6.75%)	1/24/2020	1/20/2028	2,000,000	1,922,263	1,892,175	0.4%
Carlyle US CLO 2020-2, Ltd (4)	Structured Note	8.66% (L + 8.53%)	11/5/2021	1/25/2035	4,000,000	3,880,576	3,911,604	0.9%
Elmwood CLO III Ltd. (4)	Structured Note	7.86% (L + 7.74%)	10/28/2021	10/20/2034	2,000,000	1,921,030	1,905,811	0.4%
GoldenTree Loan Management US 2020-7A (4)	Structured Note	7.88% (L + 7.50%)	11/17/2021	4/20/2034	2,000,000	1,886,090	1,900,494	0.4%
GoldenTree Loan Management US 2021-10A (4)	Structured Note	7.92% (L + 7.79%)	6/28/2021	7/20/2034	1,250,000	1,213,704	1,187,520	0.3%
GoldenTree Loan Management US 2021-9A (4)	Structured Note	6.88% (L + 6.75%)	11/4/2021	1/20/2033	2,000,000	1,886,518	1,877,447	0.4%
HPS Loan Management Series 15A-19 (4)	Structured Note	6.73% (L + 6.60%)	8/26/2020	7/22/2032	1,500,000	1,409,524	1,485,842	0.3%
Magnetite CLO Ltd 2015-16A (4)	Structured Note	6.62% (L + 6.50%)	8/11/2020	1/18/2028	1,000,000	810,847	946,886	0.2%
Thayer Park CLO, Ltd. (4)	Structured Note	9.00% (L + 8.87%)	12/15/2021	4/20/2034	1,300,000	1,259,186	1,259,407	0.3%
Total CLO Mezzanine					19,850,000	18,907,287	19,105,394	4.2%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of December 31, 2021

			Acquisition	Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Date	Par	Cost(1)(6)	Value	of Net Assets
CLO Equity
Ares CLO LTD 2021-62A (4)	Structured Subordinated Note	NA	11/18/2021	1/25/2034	5,000,000	4,620,000	4,619,794	1.0%
Dryden 86 CLO, Ltd. (4)	Structured Subordinated Note	NA	11/16/2021	7/17/2030	6,000,000	4,695,000	4,734,172	1.0%
Long Point Park CLO, Ltd. (4)	Structured Subordinated Note	NA	11/17/2021	1/17/2030	6,358,000	4,332,977	4,430,826	1.0%
Regatta XII Funding Ltd. (4)	Structured Subordinated Note	NA	11/17/2021	10/15/2032	6,000,000	4,710,000	4,714,852	1.0%
Stratus CLO Series 2021-1A (4)	Structured Subordinated Note	NA	11/15/2021	12/29/2029	2,000,000	1,743,200	1,754,156	0.5%
Total CLO Equity					25,358,000	20,101,177	20,253,800	4.5%

					Number of		Fair	Percentage
					Shares	Cost	Value	of Net Assets
Equity Investments
Custom Truck One Source Inc (4)	Commercial Services and Supplies	NA	4/1/2021	NA	100,000	500,000	800,000	0.2%
Total Equity Investments					100,000	500,000	800,000	0.2%
Total Equity and Other Investments					45,308,000	39,508,464	40,159,194	8.9%

	Number of		Fair	Percentage
	Shares	Cost	Value	of Net Assets
Short-Term Investments
Fidelity Investments Money Market Government Portfolio - Institutional Class, 0.01% (9)	78,142,764	78,142,764	78,142,764	17.3%
Total Short-Term Investments	78,142,764	$78,142,764	$78,142,764	17.3%

Total Investments		$1,189,713,653	$1,194,257,584	263.8%
Liabilities in Excess of Other Assets			(741,459,996)	(163.8)%
Net Assets			$452,797,588	100.0%

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(2)	Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either a) the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR) or b) the CME Term Secured Overnight Financing Rate (“SOFR” or “S”) (which can include one-, three-, or six-month SOFR), which resets periodically based on the terms of the loan agreement. At the borrower’s option, loans may instead reference an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), which also resets periodically based on the terms of the loan agreements. Loans that reference SOFR may include a Credit Spread Adjustment (“CSA”), where the CSA is a defined additional spread amount based on the tenor of SOFR the borrower selects (making the reference rate S+CSA). For the holdings as of 12/31/21 that have S+CSA as the base rate, the CSA is 10bp for 1M SOFR, 15bp for 3M SOFR, and 25bp for 6M SOFR. For the avoidance of doubt, loan floors apply to S+CSA, not S.
(3)	As of December 31, 2021, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
(4)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2021, 13.3% of the Company’s total assets were in non-qualifying investments.
(5)	Investments or a portion of investments are unsettled as of December 31, 2021.
(6)	As of December 31, 2021, the tax cost of the Company’s investments approximates their amortized cost.
(7)	Security or portion thereof held within Palmer Square BDC Funding I, LLC (“PS BDC Funding”) and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Bank of America, N.A. (“BofA N.A.”) (see Note 6 to the consolidated financial statements).
(8)	Security or portion thereof held within Palmer Square BDC Funding II, LLC (“PS BDC Funding II”) and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Wells Fargo Bank, National Association (“WFB”) (see Note 6 to the consolidated financial statements).
(9)	7-day effective yield as of December 31, 2021.
(10)	Of the $3,765,060 commitment to RSC Acquisition, Inc., $3,237,952 was unfunded as of December 31, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of December 31, 2020

		Interest	Acquisition	Maturity	Principal /	Amortized	Fair	Percentage of
Portfolio Company(3)	Industry	Rate	Date	Date	Par	Cost(1)(6)	Value	Net Assets
Debt Investments
First Lien Senior Secured(2)
Academy, Ltd. (4)(7)	Specialty Retail	5.75% (L + 5.00%)	10/28/2020	10/28/2027	2,500,000	$2,475,456	$2,499,375	0.9%
Acrisure, LLC (7)	Insurance	3.65% (L + 3.50%)	1/31/2020	2/12/2027	4,962,500	4,952,070	4,882,902	1.8%
AI Convoy (Luxembourg) S.a.r.l. (7)	Aerospace and Defense	4.50% (L + 3.50%)	4/14/2020	1/29/2027	4,367,000	4,228,081	4,370,275	1.6%
Albany Molecular Research, Inc. (7)	Healthcare Providers and Services	4.25% (L + 3.25%)	2/20/2020	8/28/2024	4,949,493	4,925,181	4,976,320	1.9%
Alera Group Intermediate Holdings, Inc. (7)	Insurance	4.50% (L + 4.00%)	2/3/2020	8/1/2025	5,453,360	5,396,423	5,412,460	2.0%
AlixPartners, LLP (7)	Diversified Financial Services	2.65% (L + 2.50%)	4/13/2020	4/30/2024	2,475,542	2,415,423	2,453,695	0.9%
Alliant Holdings Intermediate LLC (7)	Insurance	3.40% (L + 3.25%)	1/27/2020	5/9/2025	3,703,695	3,430,767	3,651,214	1.3%
Alliant Holdings Intermediate LLC (7)	Insurance	4.25% (L + 3.75%)	10/8/2020	10/8/2027	996,731	989,410	999,228	0.3%
Alphabet Holding Company, Inc. (7)	Food Products	3.65% (L + 3.50%)	1/24/2020	9/26/2024	2,971,847	2,841,691	2,950,584	1.1%
Alterra Mountain Company (7)	Hotels, Restaurants and Leisure	5.50% (L + 4.50%)	5/13/2020	8/31/2026	2,007,369	1,990,823	2,024,933	0.7%
Alterra Mountain Company (7)	Hotels, Restaurants and Leisure	2.90% (L + 2.75%)	4/13/2020	6/28/2024	2,976,982	2,825,365	2,944,727	1.1%
Amentum Government Services Holdings LLC (7)	Construction and Engineering	3.65% (L + 3.50%)	3/19/2020	2/26/2027	4,477,500	4,213,933	4,477,500	1.7%
Amentum Government Services Holdings LLC (7)	Construction and Engineering	5.50% (L + 4.75%)	10/29/2020	1/29/2027	1,500,000	1,470,381	1,515,000	0.5%
American Rock Salt Company LLC (7)	Metals and Mining	4.50% (L + 3.50%)	2/28/2020	3/21/2025	4,766,715	4,744,813	4,776,844	1.8%
AmWINS Group, Inc. (7)	Insurance	3.75% (L + 2.75%)	3/2/2020	2/28/2024	4,458,648	4,410,908	4,469,014	1.7%
Amynta Agency Borrower, Inc. (7)	Insurance	4.65% (L + 4.50%)	2/13/2020	2/28/2025	4,996,250	4,795,887	4,846,363	1.8%
APLP Holdings Limited Partnership (4)(7)	Independent Power and Renewable Electricity Producers	3.50% (L + 2.50%)	3/25/2020	4/13/2023	1,336,736	1,251,155	1,336,736	0.4%
Applovin Corporation (7)	Software	3.65% (L + 3.50%)	3/2/2020	8/15/2025	4,957,013	4,889,288	4,952,056	1.9%
Arches Buyer Inc. (7)	Interactive Media and Services	4.50% (L + 4.00%)	11/24/2020	11/24/2027	5,000,000	4,950,488	5,016,250	1.9%
Aristocrat International PTY Ltd (4)(7)	Hotels, Restaurants and Leisure	4.75% (L + 3.75%)	5/14/2020	10/31/2024	2,487,500	2,443,638	2,502,276	1.0%
Aruba Investments, Inc. (7)	Chemicals	4.75% (L + 4.00%)	10/28/2020	10/28/2027	1,500,000	1,485,176	1,504,223	0.6%
Ascend Learning, LLC (7)	Diversified Consumer Services	4.00% (L + 3.00%)	4/16/2020	7/29/2024	3,919,615	3,756,423	3,908,836	1.5%
AssuredPartners, Inc. (7)	Insurance	5.50% (L + 4.50%)	5/29/2020	2/12/2027	992,500	973,932	996,227	0.4%
AssuredPartners, Inc. (7)	Insurance	3.65% (L + 3.50%)	2/11/2020	2/12/2027	4,950,000	4,938,511	4,885,403	1.9%
Asurion, LLC (7)	Diversified Consumer Services	3.40% (L + 3.25%)	12/23/2020	1/29/2027	1,987,249	1,958,010	1,969,860	0.8%
Athenahealth, Inc. (7)	Healthcare Providers and Services	4.65% (L + 4.50%)	2/20/2020	2/11/2026	3,962,198	3,927,936	3,967,150	1.6%
Avaya Inc. (4)(7)	Diversified Telecommunication Services	4.41% (L + 4.25%)	4/20/2020	12/15/2024	1,560,941	1,490,031	1,572,218	0.6%
Avaya Inc. (4)(7)	Diversified Telecommunication Services	4.39% (L + 4.25%)	4/20/2020	12/15/2027	1,939,059	1,764,355	1,943,093	0.8%
Azalea TopCo, Inc. (7)	Healthcare Providers and Services	3.71% (L + 3.50%)	2/26/2020	7/23/2026	3,962,387	3,917,453	3,923,595	1.5%
Barracuda Networks, Inc. (7)	IT Services	4.50% (L + 3.75%)	3/2/2020	1/10/2025	4,019,316	4,015,168	4,018,311	1.6%
Bass Pro Group, LLC (7)	Specialty Retail	5.75% (L + 5.00%)	7/28/2020	9/25/2024	6,071,202	6,066,031	6,100,495	2.4%
Bausch Health Companies Inc. (4)	Pharmaceuticals	3.15% (L + 3.00%)	3/18/2020	6/30/2025	3,905,458	3,738,642	3,896,319	1.5%
Belfor Holdings Inc. (7)	Commercial Services and Supplies	4.15% (L + 4.00%)	3/18/2020	3/31/2026	2,976,096	2,844,878	2,983,685	1.2%
Bioscrip, Inc. (4)(7)	Healthcare Providers and Services	4.40% (L + 4.25%)	3/5/2020	5/29/2026	5,089,512	4,901,157	5,088,469	2.0%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of December 31, 2020

		Interest	Acquisition	Maturity	Principal /	Amortized	Fair	Percentage of
Portfolio Company(3)	Industry	Rate	Date	Date	Par	Cost(1)(6)	Value	Net Assets
Blackstone CQP Holdco LP (7)	Energy Equipment and Services	3.74% (L + 3.50%)	2/28/2020	6/7/2024	1,979,900	1,942,728	1,977,425	0.8%
Boxer Parent Company, Inc. (7)	Software	4.40% (L + 4.25%)	4/7/2020	9/1/2025	3,394,243	3,006,431	3,387,064	1.3%
Brookfield Property REIT Inc. (7)	Real Estate Investment Trusts (REITs)	2.65% (L + 2.50%)	4/17/2020	5/4/2025	2,144,701	1,777,242	2,039,847	0.8%
Brookfield WEC Holdings Inc. (7)	Commercial Services and Supplies	3.75% (L + 3.00%)	2/25/2020	8/1/2025	4,455,798	4,390,350	4,451,031	1.8%
Buzz Merger Sub Ltd. (7)	Leisure Products	2.90% (L + 2.75%)	1/24/2020	1/22/2027	3,473,750	3,387,888	3,460,723	1.4%
Caesars Resort Collection, LLC (4)(7)	Hotels, Restaurants and Leisure	4.65% (L + 4.50%)	6/19/2020	7/31/2025	2,992,500	2,908,415	3,002,315	1.2%
Camelot U.S. Acquisition 1 Co. (4)(7)	Professional Services	3.15% (L + 3.00%)	4/14/2020	10/28/2026	3,969,925	3,901,437	3,957,936	1.6%
CCI Buyer, Inc. (5)(7)	Wireless Telecommunication Services	4.75% (L + 4.00%)	12/16/2020	12/31/2027	2,400,000	2,376,000	2,401,992	0.9%
CCS-CMGC Holdings, Inc. (7)	Healthcare Providers and Services	5.71% (L + 5.50%)	1/24/2020	10/1/2025	3,959,596	3,899,353	3,850,707	1.5%
Change Healthcare Holdings, Inc. (4)(7)	Healthcare Providers and Services	3.50% (L + 2.50%)	4/1/2020	3/1/2024	2,326,036	2,225,791	2,319,209	0.9%
CHG Healthcare Services, Inc (7)	Healthcare Providers and Services	4.00% (L + 3.00%)	3/19/2020	6/7/2023	2,967,965	2,650,461	2,956,375	1.2%
Cincinnati Bell Inc. (4)(7)	Media	4.25% (L + 3.25%)	3/19/2020	10/2/2024	3,965,775	3,814,313	3,971,347	1.6%
Citadel Securities LP (7)	Diversified Financial Services	2.90% (L + 2.75%)	3/20/2020	2/6/2026	4,054,286	3,758,583	4,062,719	1.6%
Consolidated Communications, Inc. (4)(7)	Diversified Telecommunication Services	5.75% (L + 4.75%)	9/18/2020	10/31/2027	1,995,000	1,965,667	2,007,808	0.8%
CP Atlas Buyer, Inc (7)	Building Products	5.25% (L + 4.50%)	11/20/2020	12/31/2027	3,750,000	3,712,996	3,762,656	1.5%
CP Atlas Buyer, Inc (7)	Building Products	5.25% (L + 4.50%)	11/20/2020	11/19/2027	1,250,000	1,237,610	1,254,219	0.5%
Creative Artists Agency, LLC (7)	Media	3.90% (L + 3.75%)	3/2/2020	11/20/2026	1,980,000	1,980,000	1,961,853	0.8%
Crestwood Holdings LLC	Oil, Gas and Consumable Fuels	7.66% (L + 7.50%)	6/5/2020	2/28/2023	488,751	346,400	381,226	0.2%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of December 31, 2020

		Interest	Acquisition	Maturity	Principal /	Amortized	Fair	Percentage of
Portfolio Company(3)	Industry	Rate	Date	Date	Par	Cost(1)(6)	Value	Net Assets
Dcert Buyer, Inc. (5)(7)	Software	4.15% (L + 4.00%)	1/28/2020	8/7/2026	4,962,500	4,953,855	4,965,602	2.0%
Deerfield Dakota Holding, LLC (7)	Diversified Financial Services	4.75% (L + 3.75%)	3/6/2020	2/25/2027	4,975,000	4,901,828	5,003,780	2.0%
Delek US Holdings, Inc. (4)(7)	Oil, Gas and Consumable Fuels	6.50% (L + 5.50%)	5/18/2020	3/31/2025	2,382,000	2,231,776	2,368,613	0.9%
Delta Topco, Inc. (7)	IT Services	4.50% (L + 3.75%)	10/7/2020	10/29/2027	4,000,000	3,980,258	4,005,840	1.6%
The Dun & Bradstreet Corporation (4)(7)	Professional Services	3.90% (L + 3.75%)	1/24/2020	3/31/2026	4,962,500	4,896,041	4,974,212	2.0%
EAB Global, Inc. (7)	Professional Services	4.75% (L + 3.75%)	2/21/2020	9/27/2024	2,974,516	2,893,045	2,958,721	1.2%
ECI Software Solutions, Inc. (7)	Software	4.50% (L + 3.75%)	9/17/2020	9/30/2027	6,000,000	5,970,754	6,001,230	2.4%
EFS Cogen Holdings I LLC (7)	Independent Power and Renewable Electricity Producers	4.50% (L + 3.50%)	9/24/2020	10/29/2027	2,963,385	2,948,910	2,954,954	1.2%
Elanco Animal Health Incorporated (4)(7)	Healthcare Providers and Services	1.90% (L + 1.75%)	3/20/2020	2/26/2027	45,572	40,158	45,235	0.0%
Endo Luxembourg Finance Company I S.a.r.l. (4)(7)	Pharmaceuticals	5.00% (L + 4.25%)	4/13/2020	4/29/2024	2,480,720	2,325,276	2,449,711	1.0%
Ensemble RCM, LLC (7)	Healthcare Providers and Services	3.96% (L + 3.75%)	4/14/2020	7/24/2026	3,807,085	3,704,542	3,807,561	1.5%
Epicor Software Corporation (7)	Software	5.25% (L + 4.25%)	7/23/2020	6/1/2022	3,990,000	3,926,731	4,020,962	1.6%
Everi Payments Inc. (4)	Professional Services	11.50% (L + 10.50%)	4/14/2020	5/9/2024	348,250	342,071	362,180	0.1%
Everi Payments Inc. (4)(7)	Professional Services	3.75% (L + 2.75%)	4/9/2020	5/1/2024	1,000,000	879,949	991,530	0.4%
Evertec Group LLC (4)(7)	Professional Services	3.65% (L + 3.50%)	4/14/2020	12/31/2024	2,430,502	2,341,762	2,430,502	1.0%
Flexera Software LLC (5)(7)	Software	4.50% (L + 3.75%)	12/16/2020	1/16/2028	2,500,000	2,496,250	2,503,125	1.0%
Flexera Software LLC (5)(7)	Software	4.25% (L + 3.25%)	2/28/2020	2/26/2025	1,519,710	1,480,336	1,521,336	0.6%
Garda World Security Corporation (7)	Diversified Consumer Services	4.99% (L + 4.75%)	3/13/2020	10/23/2026	5,000,000	4,848,904	5,013,750	2.0%
GFL Environmental Inc. (4)(7)	Commercial Services and Supplies	3.50% (L + 3.00%)	2/20/2020	5/9/2025	2,622,258	2,528,578	2,628,617	1.0%
Global Medical Response, Inc. (7)	Healthcare Providers and Services	5.75% (L + 4.75%)	9/24/2020	9/24/2025	4,500,000	4,413,785	4,480,313	1.8%
Guggenheim Partners Investment Management Holdings, LLC (7)	Diversified Financial Services	3.50% (L + 2.75%)	2/28/2020	7/21/2023	1,482,852	1,475,112	1,485,017	0.6%
Guidehouse LLP (7)	Professional Services	4.65% (L + 4.50%)	4/14/2020	3/14/2025	4,024,967	3,953,955	4,031,669	1.6%
HAH Group Holding Company LLC (7)	Healthcare Providers and Services	6.00% (L + 5.00%)	10/22/2020	10/20/2027	3,551,724	3,492,899	3,534,224	1.4%
Hamilton Projects Acquiror LLC (7)	Electric Utilities	5.75% (L + 4.75%)	6/11/2020	6/11/2027	5,457,587	5,389,828	5,482,611	2.2%
Harbor Freight Tools USA, Inc. (7)	Specialty Retail	4.00% (L + 3.25%)	10/14/2020	11/30/2027	3,500,000	3,465,751	3,506,370	1.4%
Helix Gen Funding, LLC (7)	Independent Power and Renewable Electricity Producers	4.75% (L + 3.75%)	1/31/2020	3/8/2024	4,419,559	4,366,931	4,280,254	1.7%
Help/Systems Holdings, Inc. (7)	Software	5.75% (L + 4.75%)	9/16/2020	11/13/2026	4,974,937	4,926,250	4,966,654	2.0%
Hostess Brands, LLC (4)(7)	Food Products	3.00% (L + 2.25%)	3/18/2020	8/1/2025	1,438,207	1,326,162	1,432,929	0.6%
HUB International Limited (7)	Insurance	5.00% (L + 4.00%)	4/22/2020	4/25/2025	3,979,925	3,918,865	3,997,536	1.6%
Hyland Software, Inc. (7)	Software	4.25% (L + 3.50%)	9/25/2020	7/1/2024	2,992,347	2,981,598	3,003,568	1.2%
Hyperion Refinance S.a.r.l. (7)	Insurance	4.50% (L + 3.50%)	3/2/2020	12/13/2024	3,962,981	3,911,850	3,958,582	1.6%
ICH US Intermediate Holdings II, Inc. (7)	Healthcare Providers and Services	6.75% (L + 5.75%)	2/28/2020	12/24/2026	6,748,077	6,617,263	6,754,420	2.7%
Idera, Inc. (7)	Software	5.00% (L + 4.00%)	2/14/2020	6/28/2024	4,456,406	4,417,886	4,456,428	1.8%
Informatica LLC (7)	Software	3.40% (L + 3.25%)	2/14/2020	2/15/2027	1,975,025	1,942,614	1,962,533	0.8%
Inmar, Inc. (7)	Professional Services	5.00% (L + 4.00%)	1/24/2020	5/1/2024	2,969,231	2,938,868	2,927,083	1.2%
IRB Holding Corporation (5)(7)	Hotels, Restaurants and Leisure	4.25% (L + 3.25%)	11/19/2020	11/19/2027	1,850,000	1,831,500	1,855,495	0.7%
Iridium Satellite LLC (4)(7)	Diversified Telecommunication Services	4.75% (L + 3.75%)	3/6/2020	10/18/2026	4,716,862	4,690,701	4,747,003	1.9%
Ivanti Software, Inc. (7)	IT Services	5.75% (L + 4.75%)	11/20/2020	11/22/2027	5,000,000	4,925,621	4,996,875	2.0%
Jane Street Group, LLC (7)	Diversified Financial Services	3.23% (L + 3.00%)	1/31/2020	1/31/2025	1,470,069	1,447,558	1,470,437	0.6%
Kestrel Acquisition LLC (7)	Independent Power and Renewable Electricity Producers	5.25% (L + 4.25%)	2/25/2020	5/2/2025	1,979,695	1,790,719	1,733,471	0.7%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of December 31, 2020

		Interest	Acquisition	Maturity	Principal /	Amortized	Fair	Percentage of
Portfolio Company(3)	Industry	Rate	Date	Date	Par	Cost(1)(6)	Value	Net Assets
Klockner-Pentaplast of America, Inc. (4)(7)	Containers and Packaging	5.25% (L + 4.25%)	9/10/2020	6/29/2022	3,730,720	3,689,267	3,728,388	1.5%
Landry’s Finance Acquisition Co	Hotels, Restaurants and Leisure	13.00% (L + 12.00%)	6/12/2020	10/4/2023	18,875	18,252	21,518	0.0%
LBM Acquisition LLC (5)(7)	Construction Materials	4.50% (L + 3.75%)	12/9/2020	12/31/2027	1,227,273	1,212,273	1,229,148	0.5%
LCPR Loan Financing LLC (7)	Diversified Telecommunication Services	5.16% (L + 5.00%)	3/13/2020	10/22/2026	4,000,000	3,941,122	4,022,500	1.6%
Lightstone Holdco LLC	Independent Power and Renewable Electricity Producers	4.75% (L + 3.75%)	4/7/2020	1/30/2024	1,609,237	1,288,637	1,499,833	0.6%
Lightstone Holdco LLC	Independent Power and Renewable Electricity Producers	4.75% (L + 3.75%)	4/7/2020	1/30/2024	90,763	72,681	84,593	0.0%
Limetree Bay Terminals, LLC (5)(7)	Oil, Gas and Consumable Fuels	5.00% (L + 4.00%)	4/22/2020	2/15/2024	2,284,783	2,023,325	2,150,552	0.8%
Lions Gate Capital Holdings LLC (4)(7)	Media	2.40% (L + 2.25%)	4/1/2020	3/19/2025	1,980,572	1,869,480	1,959,529	0.8%
LogMeIn, Inc. (7)	IT Services	4.90% (L + 4.75%)	8/14/2020	8/31/2027	3,500,000	3,415,896	3,495,643	1.4%
Mauser Packaging Solutions Holding Company (7)	Containers and Packaging	3.48% (L + 3.25%)	4/13/2020	4/3/2024	1,488,432	1,366,428	1,441,918	0.6%
McAfee, LLC (4)(7)	IT Services	3.90% (L + 3.75%)	2/26/2020	9/30/2024	3,570,079	3,556,203	3,575,220	1.4%
Meredith Corporation (4)(7)	Media	5.25% (L + 4.25%)	6/25/2020	1/31/2025	3,482,500	3,355,696	3,512,101	1.4%
Michaels Stores, Inc. (4)(7)	Specialty Retail	4.25% (L + 3.50%)	9/2/2020	10/1/2027	1,995,000	1,953,730	1,986,900	0.8%
Milano Acquisition Corporation (7)	Health Care Technology	4.75% (L + 4.00%)	8/17/2020	8/31/2027	3,500,000	3,466,538	3,508,015	1.4%
Minotaur Acquisition, Inc. (7)	Diversified Financial Services	5.15% (L + 5.00%)	1/24/2020	3/27/2026	5,125,443	5,123,960	5,042,155	2.0%
Mitchell International, Inc. (7)	Software	4.75% (L + 4.25%)	7/6/2020	11/29/2024	3,241,875	3,128,166	3,250,790	1.3%
MPH Acquisition Holdings LLC (7)	Healthcare Providers and Services	3.75% (L + 2.75%)	4/13/2020	5/25/2023	2,591,513	2,463,356	2,584,438	1.0%
National Mentor Holdings, Inc. (7)	Healthcare Providers and Services	4.40% (L + 4.25%)	2/7/2020	2/5/2026	3,794,103	3,761,808	3,795,697	1.5%
National Mentor Holdings, Inc. (7)	Healthcare Providers and Services	4.40% (L + 4.25%)	2/7/2020	2/5/2026	169,724	168,243	169,795	0.1%
Navicure, Inc. (7)	Health Care Technology	4.75% (L + 4.00%)	9/15/2020	10/22/2026	2,705,719	2,699,303	2,709,101	1.1%
New Arclin US Holding Corp. (7)	Chemicals	4.50% (L + 3.50%)	8/25/2020	2/14/2024	1,989,525	1,966,566	1,990,778	0.8%
Newport Group Holdings II, Inc. (7)	Diversified Financial Services	3.72% (L + 3.50%)	8/25/2020	9/12/2025	2,984,733	2,900,441	2,966,078	1.2%
Nexus Buyer LLC (7)	Professional Services	3.90% (L + 3.75%)	3/10/2020	10/30/2026	4,048,687	3,955,471	4,027,613	1.6%
Nielsen Finance LLC (4)(7)	Media	4.75% (L + 3.75%)	5/7/2020	6/6/2025	1,492,500	1,477,234	1,506,179	0.6%
NorthStar Group Services, Inc. (7)	Commercial Services and Supplies	6.50% (L + 5.50%)	11/9/2020	11/9/2026	3,000,000	2,941,128	2,977,500	1.2%
Numericable U.S. LLC (7)	Media	4.24% (L + 4.00%)	3/31/2020	8/14/2026	3,972,139	3,814,159	3,965,108	1.6%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of December 31, 2020

		Interest	Acquisition	Maturity	Principal /	Amortized	Fair	Percentage of
Portfolio Company(3)	Industry	Rate	Date	Date	Par	Cost(1)(6)	Value	Net Assets
OneDigital Borrower LLC (7)	Insurance	5.25% (L + 4.50%)	10/30/2020	10/29/2027	5,460,938	5,336,244	5,483,438	2.2%
Oregon Clean Energy, LLC (7)	Independent Power and Renewable Electricity Producers	4.75% (L + 3.75%)	2/25/2020	3/2/2026	5,078,751	4,943,404	5,066,055	2.0%
Pathway Vet Alliance LLC (7)	Healthcare Providers and Services	4.15%	6/23/2020	3/31/2027	262,760	257,672	263,055	0.1%
Pathway Vet Alliance LLC (7)	Healthcare Providers and Services	4.15% (L + 4.00%)	6/23/2020	3/31/2027	3,216,904	3,154,690	3,220,523	1.3%
PCI Gaming Authority (7)	Hotels, Restaurants and Leisure	2.65% (L + 2.50%)	4/21/2020	5/15/2026	2,756,538	2,615,321	2,732,736	1.1%
Petco Animal Supplies, Inc.	Specialty Retail	4.25% (L + 3.25%)	6/17/2020	1/26/2023	1,492,167	1,236,450	1,432,898	0.6%
PetVet Care Centers, LLC (7)	Healthcare Providers and Services	5.25% (L + 4.25%)	8/14/2020	2/15/2025	3,482,368	3,474,303	3,504,133	1.4%
Phoenix Guarantor Inc. (7)	Healthcare Providers and Services	4.25% (L + 3.75%)	10/2/2020	3/31/2026	5,000,000	4,951,532	5,004,150	2.0%
Pike Corporation (7)	Construction and Engineering	4.12% (L + 3.97%)	8/19/2020	7/24/2026	1,875,952	1,867,058	1,877,622	0.7%
Playtika Holding Corp. (7)	Hotels, Restaurants and Leisure	7.00% (L + 6.00%)	2/28/2020	12/31/2024	8,659,461	8,717,061	8,728,865	3.4%
PODS, LLC (7)	Building Products	3.75% (L + 2.75%)	2/26/2020	12/6/2024	1,956,928	1,952,700	1,964,873	0.8%
Pre-Paid Legal Services, Inc. (7)	Diversified Consumer Services	4.75% (L + 4.00%)	9/11/2020	5/1/2025	1,496,250	1,474,767	1,503,731	0.6%
Pre-Paid Legal Services, Inc. (7)	Diversified Consumer Services	3.40% (L + 3.25%)	2/26/2020	5/1/2025	1,638,513	1,592,272	1,622,807	0.6%
Presidio Holdings, Inc. (7)	Professional Services	3.72% (L + 3.50%)	2/28/2020	1/31/2027	2,388,000	2,352,280	2,389,122	0.9%
Pretium PKG Holdings, Inc. (7)	Containers and Packaging	4.75% (L + 4.00%)	10/29/2020	11/30/2027	2,500,000	2,463,389	2,503,125	1.0%
Prime Security Services Borrower, LLC (4)(7)	Diversified Consumer Services	4.25% (L + 3.25%)	4/20/2020	9/14/2026	1,796,054	1,754,890	1,809,803	0.7%
Project Alpha Intermediate Holding, Inc. (7)	Software	4.50% (L + 3.50%)	1/30/2020	4/19/2024	3,961,519	3,928,048	3,935,095	1.6%
ProQuest LLC (7)	Internet and Direct Marketing Retail	3.65% (L + 3.50%)	4/17/2020	10/16/2026	3,310,911	3,256,718	3,310,911	1.3%
Quest Software US Holdings Inc (7)	Software	4.46% (L + 4.25%)	2/5/2020	5/16/2025	2,977,215	2,977,215	2,935,534	1.2%
Rackspace Hosting, Inc. (7)	Technology Hardware, Storage and Peripherals	4.00% (L + 3.00%)	4/17/2020	11/3/2023	2,976,864	2,867,228	2,977,236	1.2%
Radiate Holdco, LLC (7)	Media	4.25% (L + 3.50%)	2/25/2020	9/11/2026	5,121,868	5,069,220	5,137,054	2.0%
Radiology Partners, Inc. (7)	Healthcare Providers and Services	4.40% (L + 4.25%)	2/26/2020	7/9/2025	3,500,000	3,488,400	3,450,423	1.4%
Redstone Buyer, LLC (7)	Software	6.00% (L + 5.00%)	7/1/2020	9/1/2027	4,999,000	4,969,348	5,027,119	2.0%
RegionalCare Hospital Partners Holdings, Inc. (7)	Healthcare Providers and Services	3.90% (L + 3.75%)	2/11/2020	11/14/2025	3,028,873	3,015,138	3,026,799	1.2%
Renaissance Holding Corp (7)	Diversified Consumer Services	3.40% (L + 3.25%)	3/4/2020	7/31/2025	1,979,695	1,944,213	1,950,614	0.8%
Ryan Specialty Group LLC (7)	Insurance	4.00% (L + 3.25%)	7/23/2020	9/1/2027	1,995,000	1,980,621	1,995,000	0.8%
Sabert Corporation (7)	Containers and Packaging	5.50% (L + 4.50%)	2/26/2020	11/26/2026	4,830,392	4,819,800	4,832,397	1.9%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of December 31, 2020

		Interest	Acquisition	Maturity	Principal /	Amortized	Fair	Percentage of
Portfolio Company(3)	Industry	Rate	Date	Date	Par	Cost(1)(6)	Value	Net Assets
Samsonite International S.A. (4)(7)	Textiles, Apparel and Luxury Goods	5.50% (L + 4.50%)	4/30/2020	4/25/2025	1,791,000	1,743,626	1,787,651	0.7%
Scientific Games International, Inc. (4)(7)	Leisure Products	2.90% (L + 2.75%)	4/9/2020	8/14/2024	1,984,694	1,758,771	1,943,760	0.8%
SCIH Salt Holdings Inc. (7)	Metals and Mining	5.50% (L + 4.50%)	4/13/2020	3/3/2027	3,980,000	3,915,034	3,992,438	1.6%
Shearer’s Foods, LLC (7)	Food Products	4.75% (L + 4.00%)	9/15/2020	9/14/2027	1,708,219	1,695,921	1,711,558	0.7%
SmartBear Software Inc. (5)(7)	Software	4.46% (L + 4.25%)	11/20/2020	11/19/2027	3,000,000	2,970,000	2,990,625	1.2%
Sophia, L.P. (7)	Software	4.50% (L + 3.75%)	9/23/2020	10/31/2027	5,000,000	4,963,358	5,024,100	2.0%
Sotera Health Holdings LLC (4)(7)	Healthcare Equipment and Supplies	5.50% (L + 4.50%)	3/2/2020	11/20/2026	4,163,466	4,148,686	4,185,157	1.7%
Springer Nature Deutschland GmbH (5)(7)	Media	4.50% (L + 3.50%)	11/17/2020	8/14/2024	2,279,964	2,274,264	2,283,293	0.9%
Surf Holdings, LLC (7)	Software	3.73% (L + 3.50%)	4/16/2020	1/15/2027	1,990,000	1,885,497	1,975,573	0.8%
Syncsort Incorporated (7)	Software	7.00% (L + 6.00%)	4/13/2020	8/16/2024	4,262,440	4,109,093	4,269,110	1.7%
Talen Energy Supply, LLC (7)	Independent Power and Renewable Electricity Producers	3.90% (L + 3.75%)	4/9/2020	6/26/2026	3,866,834	3,638,489	3,812,041	1.5%
TecoStar Holdings, Inc. (7)	Healthcare Equipment and Supplies	4.50% (L + 3.50%)	2/25/2020	5/1/2024	2,969,109	2,956,997	2,924,573	1.2%
The Edelman Financial Center, LLC (7)	Diversified Financial Services	3.15% (L + 3.00%)	4/13/2020	6/26/2025	1,984,810	1,880,143	1,958,759	0.8%
TIBCO Software Inc (7)	Software	3.90% (L + 3.75%)	2/13/2020	6/30/2026	2,985,000	2,977,336	2,937,419	1.2%
Tosca Services, LLC (7)	Containers and Packaging	5.25% (L + 4.25%)	7/28/2020	8/31/2027	3,000,000	2,985,819	3,021,255	1.2%
Traverse Midstream Partners LLC (7)	Oil, Gas and Consumable Fuels	6.50% (L + 5.50%)	8/20/2020	9/27/2024	5,342,482	4,954,097	5,259,833	2.1%
Tronox Finance LLC (4)(7)	Chemicals	3.15% (L + 3.00%)	4/17/2020	9/14/2024	1,779,361	1,748,333	1,773,364	0.7%
UGI Energy Services, LLC (7)	Oil, Gas and Consumable Fuels	3.90% (L + 3.75%)	4/27/2020	8/7/2026	992,443	918,793	996,165	0.4%
Ultimate Software Group, The (7)	Software	4.75% (L + 4.00%)	6/18/2020	5/31/2026	997,500	983,667	1,004,243	0.4%
Ultimate Software Group, The (7)	Software	3.90% (L + 3.75%)	2/28/2020	4/8/2026	4,456,131	4,433,707	4,460,075	1.8%
Univision Communications Inc. (7)	Media	4.75% (L + 3.75%)	6/15/2020	3/13/2026	4,197,268	4,059,519	4,214,455	1.7%
UOS, LLC (7)	Commercial Services and Supplies	4.40% (L + 4.25%)	2/19/2020	4/18/2025	4,593,053	4,584,727	4,605,018	1.8%
US Radiology Specialists, Inc., (7)	Healthcare Providers and Services	6.25% (L + 5.50%)	12/11/2020	12/10/2027	4,000,000	3,920,333	3,983,740	1.6%
U.S. Renal Care, Inc. (7)	Healthcare Providers and Services	5.15% (L + 5.00%)	4/8/2020	6/26/2026	3,969,849	3,776,648	3,957,126	1.6%
U.S.I., Inc. (7)	Insurance	4.25% (L + 4.00%)	4/23/2020	12/2/2026	4,972,381	4,903,442	4,973,425	2.0%
USIC Holdings, Inc. (7)	Construction and Engineering	4.00% (L + 3.00%)	2/26/2020	12/8/2023	1,980,066	1,972,057	1,989,144	0.8%
Venator Materials LLC (4)(7)	Chemicals	3.15% (L + 3.00%)	4/17/2020	6/28/2024	1,984,615	1,814,166	1,957,327	0.8%
VeriFone Systems, Inc. (7)	Commercial Services and Supplies	4.22% (L + 4.00%)	3/4/2020	8/20/2025	496,203	474,275	481,316	0.2%
Verscend Holding Corp. (7)	Health Care Technology	4.65% (L + 4.50%)	3/6/2020	8/27/2025	4,162,491	4,133,385	4,168,735	1.6%
VFH Parent LLC (4)(7)	Capital Markets	3.15% (L + 3.00%)	3/20/2020	6/1/2026	2,532,966	2,363,333	2,533,751	1.0%
VM Consolidated Inc. (4)(7)	Transportation Infrastructure	3.40% (L + 3.25%)	2/28/2020	2/28/2025	967,824	961,310	960,972	0.4%
WebMD Health Corp. (7)	Interactive Media and Services	4.75% (L + 3.75%)	6/11/2020	9/13/2024	4,979,987	4,917,305	4,979,987	2.0%
White Cap Buyer LLC (7)	Construction Materials	4.50% (L + 4.00%)	10/8/2020	10/8/2027	3,000,000	2,970,582	3,003,120	1.2%
Xplornet Communications Inc (7)	Wireless Telecommunication Services	4.90% (L + 4.75%)	5/29/2020	5/31/2027	3,482,500	3,319,234	3,501,218	1.4%
Zelis Cost Management Buyer, Inc. (7)	Health Care Technology	4.90% (L + 4.75%)	3/2/2020	10/30/2026	4,841,125	4,831,550	4,860,296	1.9%
Total First Lien Senior Secured					568,173,986	$554,650,131	$566,459,850	223.8%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of December 31, 2020

			Acquisition	Maturity	Principal /	Amortized	Fair	Percentage of
Portfolio Company(3)	Industry	Interest Rate	Date	Date	Par	Cost(1)(6)	Value	Net Assets
Second Lien Senior Secured(2)
Alphabet Holding Company, Inc. (7)	Food Products	7.90% (L + 7.75%)	5/14/2020	9/26/2025	2,050,000	1,920,126	2,046,925	0.8%
Aptean Inc	Software	8.65% (L + 8.50%)	7/23/2020	4/23/2027	1,400,000	1,334,785	1,375,500	0.5%
Aruba Investments, Inc. (7)	Chemicals	8.50% (L + 7.75%)	10/29/2020	10/27/2028	2,350,000	2,315,519	2,369,094	0.9%
Asurion, LLC (7)	Diversified Consumer Services	6.65% (L + 6.50%)	3/31/2020	7/14/2025	2,939,394	2,895,326	2,968,053	1.2%
Epicor Software Corporation (7)	Software	8.75% (L + 7.75%)	7/23/2020	7/31/2028	1,000,000	985,486	1,046,565	0.4%
Informatica LLC (7)	Software	7.13%	2/14/2020	2/14/2025	1,000,000	995,486	1,020,750	0.4%
Mitchell International, Inc.	Software	7.40% (L + 7.25%)	7/1/2020	11/20/2025	447,667	415,895	434,516	0.2%
New Arclin US Holding Corp.	Chemicals	9.75% (L + 8.75%)	9/14/2020	2/14/2025	1,928,999	1,835,183	1,856,662	0.7%
PowerTeam Services, LLC (5)	Construction and Engineering	8.25% (L + 7.25%)	5/12/2020	3/6/2026	4,810,000	4,351,841	4,457,259	1.8%
Quest Software US Holdings Inc	Software	8.46% (L + 8.25%)	2/11/2020	5/18/2026	1,597,000	1,578,688	1,523,538	0.6%
SK Invictus Intermediate II S.a.r.l. (7)	Software	6.90% (L + 6.75%)	8/27/2020	2/13/2026	911,765	779,512	877,118	0.3%
Total Second Lien Senior Secured					20,434,825	19,407,847	19,975,980	7.8%

Collateralized Securities and Structured Products - Debt(2)
Barings CLO Ltd (4)	Structured Note	6.97% (L + 6.75%)	1/24/2020	1/20/2028	2,000,000	1,909,424	1,722,977	0.6%
Babson CLO Ltd 2019-3A (4)	Structured Note	7.92% (L + 6.78%)	8/11/2020	4/20/2031	1,500,000	1,373,460	1,491,304	0.6%
Beechwood Park CLO, Ltd (4)	Structured Note	7.72% (L + 7.50%)	7/27/2020	1/17/2033	1,750,000	1,699,298	1,767,605	0.7%
Eaton Vance CLO 2019-1, Ltd. (4)	Structured Note	6.99% (L + 6.75%)	9/1/2020	4/15/2031	1,500,000	1,470,929	1,502,993	0.6%
HPS Loan Management Series 15A-19 (4)	Structured Note	7.07% (L + 6.86%)	8/26/2020	7/22/2032	1,500,000	1,400,957	1,433,815	0.6%
Magnetite XIV-R, Limited (4)	Structured Note	8.15% (L + 7.93%)	1/24/2020	10/18/2031	1,500,000	1,448,204	1,333,180	0.5%
Magnetite Clo LTD (4)	Structured Note	2.37% (L + 2.15%)	4/2/2020	1/18/2028	1,000,000	832,569	972,288	0.4%
Magnetite CLO Ltd 2015-16A (4)	Structured Note	6.72% (L + 6.50%)	8/11/2020	1/18/2028	1,000,000	779,579	890,000	0.4%
Newark BSL CLO 1 Ltd (4)	Structured Note	3.22% (L + 3.00%)	4/6/2020	12/21/2029	500,000	382,142	498,394	0.2%
Riserva CLO, LTD. (4)	Structured Note	5.85% (L + 3.45%)	4/2/2020	10/18/2028	1,000,000	829,883	997,964	0.4%
TCI-Flatiron CLO Ltd (4)	Structured Note	3.91% (L + 3.70%)	4/2/2020	1/29/2032	1,000,000	811,343	1,004,981	0.4%
Total Collateralized Securities and Structured Products - Debt					14,250,000	12,937,788	13,615,501	5.4%
Total Debt Investments					602,858,811	$586,995,766	$600,051,331	237.0%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of December 31, 2020

	Number of		Fair	Percentage of
	Shares	Cost	Value	Net Assets
Short-Term Investments
Fidelity Investments Money Market Government Portfolio - Institutional Class, 0.01% (8)	53,104,869	53,104,869	53,104,869	21.0%
Total Short-Term Investments	53,104,869	$53,104,869	$53,104,869	21.0%

Total Investments		$640,100,635	$653,156,200	258.0%

Liabilities in Excess of Other Assets			(400,011,229)	(158.0)%

Net Assets			$253,144,971	100.0%

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

(2)	Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.

(3)	As of December 31, 2020, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.

(4)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2020, 15.5% of the Company’s total assets were in non-qualifying investments.

(5)	Investments or a portion of investments are unsettled as of December 31, 2020.

(6)	As of December 31, 2020, the tax cost of the Company’s investments approximates their amortized cost.

(7)	Security or portion thereof held within Palmer Square BDC Funding I, LLC (“PS BDC Funding”) and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Bank of America, N.A. (“BofA N.A.”) (see Note 6 to the consolidated financial statements).

(8)	7-day effective yield as of December 31, 2020.

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Notes to Consolidated Financial Statements

Note 1. Organization

Organization

Palmer Square Capital BDC Inc. (the “Company”) is a financial services company that primarily lends to and invests in corporate debt securities of companies, including small to large private U.S. companies. The Company was organized as a Maryland corporation on August 26, 2019 and is structured as an externally managed, non-diversified closed-end management investment company. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Beginning with its taxable year ending December 31, 2020, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1985, as amended (the “Code”) and expects to qualify as a RIC thereafter. The Company commenced operations on January 23, 2020. Palmer Square BDC Funding I, LLC (“PS BDC Funding”) was formed on January 21, 2020 and entered into a senior, secured revolving credit facility with BofA N.A. Palmer Square BDC Funding II LLC (“PS BDC Funding II”) was formed on September 8, 2020 and entered into a senior, secured credit facility with Wells Fargo, National Association.

The Company’s investment objective is to maximize total return, comprised of current income and capital appreciation. The Company’s current investment focus is guided by two strategies that facilitate its investment opportunities and core competencies: (1) investing in corporate debt securities and, to a lesser extent, (2) investing in collateralized loan obligation (“CLO”) structured credit funds that typically own corporate debt securities, including the equity and junior debt tranches of CLOs. To a limited extent, the Company may enter into derivatives transactions, which may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of the Company’s portfolio positions from changes in currency exchange rates and market interest rates or to earn income and enhance the Company’s total returns. The Company may receive or purchase warrants or rights to acquire equity or other securities in connection with making a debt investment in a company. During the year ended December 31, 2021 and the period January 23, 2020 (Commencement of Operations) through December 31, 2020, the Company did not invest in any derivative contracts.

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

Debt Issuance Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs. These expenses are deferred and amortized over the life of the related debt instrument. Debt issuance costs are presented on the consolidated statement of assets and liabilities as a direct deduction from the debt liability. In circumstances in which there is not an associated debt liability amount recorded in the consolidated financial statements when the debt issuance costs are incurred, such debt issuance costs will be reported on the consolidated statement of assets and liabilities as an asset until the debt liability is recorded. As of December 31, 2020, the balance of deferred financing costs was $2.1 million, included in BoA Credit Facility (as defined below), net of $393.2 million on the consolidated statement of assets and liabilities. As of December 31, 2021, the balance of debt issuance costs was $2.1 million, representing deferred financing costs of $3.4 million less accrued interest of $1.3 million, included in BoA Credit Facility and WF Credit Facility (each as defined below), net of $649.9 million on the consolidated statement of assets and liabilities.

Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends.

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

Note 3. Agreements and Related Party Transactions

Administration Agreement

The Company has entered into the Administration Agreement with the Administrator. Pursuant to the Administration Agreement, the Administrator furnishes office facilities and equipment and provides clerical, bookkeeping, compliance, recordkeeping and other administrative services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees the performance of, required administrative services, which include being responsible for the financial and other records that the Company is required to maintain and preparing reports to stockholders and reports and other materials filed with the SEC. In addition, the Administrator assists the Company in determining and publishing the Company’s net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports and other materials to stockholders, and generally overseeing the payment of expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, the Administrator also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the offer to provide such assistance.

Under the Administration Agreement, the Company reimburses the Administrator based upon its allocable portion of the Administrator’s overhead (including rent) in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the cost of its officers (including the Company’s Chief Financial Officer and Chief Compliance Officer), and any of their respective staff who provide services to the Company, operations staff who provide services to the Company, and internal audit staff, if any, to the extent internal audit performs a role in the Company’s Sarbanes-Oxley internal control assessment. In addition, if requested to provide managerial assistance to portfolio companies, the Administrator is reimbursed based on the services provided. The Administration Agreement has an initial term of two years and may be renewed with the approval of the Company’s board of directors (the “Board”). The agreement was renewed during the year for an additional one year period. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that the Administrator outsources any of its functions, the Company pays the fees associated with such functions on a direct basis without any incremental profit to the Administrator.

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

“Net realized losses” in respect of a particular period means the difference, if positive, between (i) the aggregate realized capital losses on the Company’s investments in such period and (ii) the aggregate realized capital gains on the Company’s investments in such period. “Net investment income” in respect of the particular period means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the particular period, minus operating expenses for the particular period (including the base management fee, the Income Incentive Fee, any expenses payable under the Administration Agreement, and any interest expense and dividends paid on any outstanding preferred stock). “Net investment income” includes, in the case of investments with a deferred interest feature such as market discount, OID, debt instruments with PIK interest, preferred stock with PIK dividends and zero-coupon securities, accrued income that the Company has not yet received in cash.

The Income Incentive Fee amount, or the calculations pertaining thereto, as appropriate, will be pro-rated for any period less than a full calendar quarter.

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2021 and December 31, 2020:

	December 31, 2021		December 31, 2020
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt	1,003,839,402	$1,007,407,474	$554,650,131	$566,459,850
Second-lien senior secured debt	64,317,453	64,658,512	19,407,847	19,975,980
Corporate Bonds	2,883,596	2,947,571	-	-
Convertible Bond	1,021,974	942,069	-	-
CLO Mezzanine	18,907,287	19,105,394	12,937,788	13,615,501
CLO Equity	20,101,177	20,253,800	-	-
Equity	500,000	800,000	-	-
Short-term investments	78,142,764	78,142,764	53,104,869	53,104,869
Total Investments	$1,189,713,653	$1,194,257,584	$640,100,635	$653,156,200

As of December 31, 2021, approximately 14.4% of the long-term investment portfolio at amortized cost and 14.5% of the long-term investment portfolio measured at fair value, respectively, were invested in portfolio companies with foreign domiciles or non-controlled investment companies. As of December 31, 2020, approximately 17.0% of the investment portfolio at amortized cost and 17.2% of the investment portfolio measured at fair value, respectively, were invested in portfolio companies with foreign domiciles or non-controlled investment companies. With respect to the Company’s total assets, 13.3% and 15.5% of the Company’s total assets were in non-qualifying assets as defined by Section 55(a) of the 1940 Act as of December 31, 2021 and December 31, 2020, respectively.

The industry composition of investments based on fair value, as a percentage of total investments at fair value, as of December 31, 2021 and December 31, 2020 was as follows:

	December 31, 2021	December 31, 2020

Healthcare Providers and Services	10.8%	12.0%
Software	10.2%	13.3%
IT Services	9.4%	3.1%
Cash and cash equivalents	6.5%	8.1%
Professional Services	6.4%	4.4%
Insurance	5.7%	7.7%
Media	3.9%	4.4%
Hotels, Restaurants and Leisure	3.5%	3.6%
Independent Power and Renewable Electricity Producers	3.1%	3.2%
Building Products	3.0%	1.1%
Oil, Gas and Consumable Fuels	3.0%	1.7%
Chemicals	2.2%	1.8%
Healthcare Technology	2.1%	2.3%
Healthcare Equipment and Supplies	2.0%	1.1%
Containers and Packaging	1.8%	2.4%
Diversified Financial Services	1.8%	3.7%
Construction and Engineering	1.7%	2.2%
Structured Subordinated Note	1.7%	-%
Structured Note	1.6%	2.1%
Metals and Mining	1.5%	1.3%
Commercial Services and Supplies	1.5%	2.8%
Auto Components	1.5%	-%
Diversified Telecommunication Services	1.4%	2.2%
Internet Software and Services	1.3%	0.0%
Airlines	1.3%	-%
Specialty Retail	1.2%	2.4%
Food Products	1.1%	1.2%
Electronic Equipment, Instruments and Components	1.1%	-%
Aerospace and Defense	0.9%	0.7%
Diversified Consumer Services	0.8%	3.2%
Pharmaceuticals	0.8%	1.0%
Industrial Conglomerates	0.8%	-%
Electrical Equipment	0.6%	-%
Real Estate Management and Development	0.6%	-%
Road and Rail	0.6%	-%
Wireless Telecommunication Services	0.6%	0.9%
Technology Hardware, Storage and Peripherals	0.5%	0.5%
Household Durables	0.4%	-%
Leisure Products	0.4%	0.8%
Machinery	0.3%	-%
Electric Utilities	0.3%	0.8%
Textiles, Apparel and Luxury Goods	0.1%	0.3%
Interactive Media and Services	-%	1.5%
Construction Materials	-%	0.6%
Internet and Direct Marketing Retail	-%	0.5%
Capital Markets	-%	0.4%
Energy Equipment and Services	-%	0.3%
Real Estate Investment Trusts (REITs)	-%	0.3%
Transportation Infrastructure	-%	0.1%

Total	100.0%	100.0%

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

Investments in private investment companies measured based upon net asset value as a practical expedient to determine fair value are not required to be categorized in the fair value hierarchy. As of December 31, 2021 and as of December 31, 2020, there were no investments accounted for using the practical expedient.

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

The following table presents the fair value hierarchy of investments as of December 31, 2021:

	Fair Value Hierarchy as of December 31, 2021
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$-	$1,007,407,474	$-	$1,007,407,474
Second-lien senior secured debt	-	64,658,512	-	64,658,512
Corporate Bonds	-	2,947,571	-	2,947,571
Convertible Bond	-	942,069	-	942,069
CLO Mezzanine	-	19,105,394	-	19,105,394
CLO Equity	-	20,253,800	-	20,253,800
Equity	800,000	-	-	800,000
Short Term Investments	78,142,764	-	-	78,142,764
Total Investments	$78,942,764	$1,115,314,820	$-	$1,194,257,584

The following table presents the fair value hierarchy of investments as of December 31, 2020:

	Fair Value Hierarchy as of December 31, 2020
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$-	$566,459,850	$-	$566,459,850
Second-lien senior secured debt	-	19,975,980	-	19,975,980
Collateralized securities and structured products - debt	-	13,615,501	-	13,615,501
Short Term Investments	53,104,869	-	-	53,104,869
Total Investments	$53,104,869	$600,051,331	$-	$653,156,200

For the year ended December 31, 2021 and the period from January 23, 2020 (Commencement of Operations) to December 31, 2020, the Company did not recognize any transfers to or from Level 3.

Debt Not Carried at Fair Value

The fair value of the BoA Credit Facility and the WF Credit Facility, which would be categorized as Level 3 within the fair value hierarchy as of December 31, 2021, approximates their respective carrying values because the BoA Credit Facility and WF Credit Facility each have variable interest based on selected short term rates.

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, BDCs are permitted to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 150% after such borrowing. As of December 31, 2021, the Company’s asset coverage ratio was 170%.

Bank of America Credit Facility

On February 18, 2020, the Company, through a special purpose wholly-owned subsidiary, PS BDC Funding (together with the Company, the “Borrowers”) entered into a Credit Agreement (the “Credit Agreement”) with certain financial institutions as lenders (“Lenders”), BofA N.A. as the Administrative Agent and BofA Securities, Inc. (“BofA Securities”), as Lead Arranger and Sole Book Manager, pursuant to which the Lenders agreed to provide the Company with a revolving line of credit (the “BoA Credit Facility”).

Under the BoA Credit Facility, which matures on February 18, 2025, the Lenders have agreed to extend credit to PS BDC Funding in an aggregate amount up to the Commitment (as defined in the Credit Agreement) amount. The Commitment amount for the BoA Credit Facility was $200.0 million as of the closing date of the Credit Agreement, increased to $400.0 million on the one-month anniversary of the closing date, further increased to $475.0 million on October 12, 2020, and further increased to $725 million on September 29, 2021. The Borrowers’ ability to draw under the BoA Credit Facility is scheduled to terminate on February 11, 2025. All amounts outstanding under the BoA Credit Facility are required to be repaid by February 18, 2025. As the Company raises additional capital, we may enter into additional credit agreements to expand our borrowing capacity.

Debt obligations consisted of the following as of December 31, 2021:

	December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
BoA Credit Facility	$725,000,000	$552,000,000	$173,000,000	$550,262,297
Total debt	$725,000,000	$552,000,000	$173,000,000	$550,262,297

(1)	The amount available reflects any limitations related to the BoA Credit Facility’s borrowing base.

(2)	The carrying value of the BoA Credit Facility is presented net of deferred financing costs of $1.993 million and accrued interest of $255 thousand.

Debt obligations consisted of the following as of December 31, 2020:

	December 31, 2020
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
BoA Credit Facility	$475,000,000	$395,000,000	$80,000,000	$393,152,103
Total debt	$475,000,000	$395,000,000	$80,000,000	$393,152,103

(1)	The amount available reflects any limitations related to the BoA Credit Facility’s borrowing base.

(2)	The carrying value of the BoA Credit Facility is presented net of deferred financing costs of $2.122 million.

Average debt outstanding under the BoA Credit Facility during the year ended December 31, 2021 and the period January 23, 2020 (Commencement of Operations) through December 31, 2020, was $433.1 million and $247.5 million, respectively.

The loans under the BoA Credit Facility may be base rate loans or eurocurrency rate loans. The base rate loans will bear interest at the base rate plus 1.30%, and the eurocurrency rate loans will bear interest at 1-month or 3-month LIBOR plus 1.30%. The “base rate” will be equal to the highest of (a) the federal funds rate plus ½ of 1%, (b) the prime rate, and (c) 1-month or 3-month LIBOR. The Credit Agreement includes fallback language in the event that LIBOR becomes unavailable. Interest pursuant to base rate loans is payable quarterly in arrears, and interest pursuant to eurocurrency loans is payable either quarterly or monthly, as specified by the Borrowers in a loan notice pertaining thereto. The Credit Agreement requires the payment of a commitment fee of 0.50% for unused Commitments until the four-month anniversary of the Second Amendment to the Credit Agreement. Thereafter, the commitment fee is 0.50% on unused Commitments up to 30% of the BoA Credit Facility, and 1.30% on unused Commitments in excess of 30% of the BoA Credit Facility. Such fee is payable quarterly in arrears. The advance rate for PS BDC Funding’s Eligible Collateral Assets ranges from 40% for Second Lien Bank Loans to 70% for First Lien Bank Loans that are B Assets to 100% for Cash (excluding Excluded Amounts) (as each such term is defined in the Credit Agreement).

For the year ended December 31, 2021 and the period January 23, 2020 (Commencement of Operations) through December 31, 2020, the components of interest expense with respect to the BoA Credit Facility were as follows:

	For the Year Ended	For the Period January 23, 2020 (Commencement of Operations) through
	December 31, 2021	December 31, 2020
Interest expense	$6,711,315	$4,344,142
Amortization of debt issuance costs	550,610	395,540
Total interest expense	$7,261,925	$4,739,682
Average interest rate	1.40%	1.50%

PS BDC Funding has pledged all of its assets to BofA N.A., in its capacity as Administrative Agent, to secure its obligations under the BoA Credit Facility. Both the Company and PS BDC Funding have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowing under the BoA Credit Facility is subject to the leverage restrictions contained in the 1940 Act and PS BDC Funding complies with 1940 Act provisions relating to affiliated transactions and custody. The custodian of the assets pledged to BofA N.A. pursuant to the BoA Credit Facility is U.S. Bank National Administration. The obligations under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, including in the event of a change of control of PS BDC Funding or if the Investment Advisor ceases to serve as investment adviser to the Company.

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

Debt obligations consisted of the following as of December 31, 2021:

	December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
WF Credit Facility	$150,000,000	$100,000,000	$50,000,000	$99,648,200
Total debt	$150,000,000	$100,000,000	$50,000,000	$99,648,200

(1)	The amount available reflects any limitations related to the WF Credit Facility’s borrowing base.

(2)	The carrying value of the WF Credit Facility is presented net of deferred financing costs of $1.4 million and accrued interest of $1.048 million.

As of December 31, 2020, we had no principal outstanding and $150 million of available Commitments under the WF Credit Facility.

Average debt outstanding under the WF Credit Facility during the year ended December 31, 2021 and the period January 23, 2020 (Commencement of Operations) through December 31, 2020, was $13.9 million and $0, respectively.

The loans under the WF Credit Facility may be Broadly Syndicated Loans or Middle Market Loans and shall be eurocurrency rate loans unless such rate is unavailable, in which case the loans shall be base rate loans until such rate is available. Broadly Syndicated Loans will bear interest at the LIBOR or base rate, as applicable, plus 1.85%, and Middle Market Loans will bear interest at LIBOR or base rate, as applicable, plus 2.35%. The “base rate” will be equal to the highest of (a) the federal funds rate plus 1/2 of 1% and (b) the prime rate. The Loan Agreement includes fallback language in the event that LIBOR becomes unavailable. Interest is payable quarterly, as determined by the WFB as the administrative agent. Following the Second Amendment of the WF Credit Facility, the Loan Agreement requires the payment of a non-usage fee of (x) during the first thirteen months following the closing of the WF Credit Facility, 0.50% multiplied by daily unused Facility Amounts, (y) between thirteen and sixteen months following the closing of the WF Credit Facility, 0.50% multiplied by the lesser of (1) daily unused Facility Amounts and (2) 50% of the Facility Amount plus 2.00% multiplied by the greater of (i) the difference between the daily unused Facility Amount and 50% of the Facility Amount and (ii) zero and, (z) thereafter, 0.50% multiplied by the lesser of (1) daily unused Facility Amounts and (2) 20% of the Facility Amount plus 2.00% multiplied by the greater of (i) the difference between the daily unused Facility Amount and 20% of the Facility Amount and (ii) zero. Such fee is payable quarterly in arrears. The WF Credit Facility includes the option to downsize the facility by paying a Commitment Reduction Fee. The Fee is equal to 2.00% of the facility reduction amount prior to the one year anniversary of the closing of the WF Credit Facility, and 1.00% thereafter. The applicable percentage for PS BDC Funding II’s Eligible Loans ranges from 67.5% for Middle Market Loans to 70% for Broadly Syndicated Loans (as each such term is defined in the Loan Agreement).

For the year ended December 31, 2021, the components of interest expense with respect to the WF Credit Facility were as follows:

For the Year Ended
December 31, 2021
Interest expense	$996,077
Amortization of debt issuance costs	358,659
Total interest expense	$1,354,736
Average interest rate	2.18%

PS BDC Funding II has pledged all of its assets to U.S. Bank, in its capacity as Collateral Agent, to secure its obligations under the WF Credit Facility and U.S. Bank acts as the custodian of such assets. Both the Company and PS BDC Funding II have made customary representations and warranties and are required to comply with various covenants, reporting requirements, and other customary requirements for similar credit facilities. Borrowing under the WF Credit Facility is subject to the leverage restrictions contained in the 1940 Act and PS BDC Funding II complies with 1940 Act provisions relating to affiliated transactions and custody. The obligations under the Loan Agreement may be accelerated upon the occurrence of an event of default under the Loan Agreement, including in the event of a change of control of PS BDC Funding II, if the Investment Advisor ceases to serve as investment adviser to the Company, or if Palmer Square or its affiliates cease to directly or indirectly own a majority of the membership interests of the Investment Advisor.

Note 7. Share Transactions

Offering Proceeds

During the year ended December 31, 2021 and the period January 23, 2020 (Commencement of Operations) through December 31, 2020, the Company issued and sold 10,007,526 shares at an aggregate purchase price of $206.6 million and 12,562,805 shares at an aggregate purchase price of $238.6 million, respectively. These amounts include shares issued in reinvestment.

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

After a Listing, the Board intends to primarily use newly-issued shares to implement the dividend reinvestment plan, whether or not the shares are trading at a price per share at, below or above net asset value. However, the Board reserves the right to purchase shares in the open market in connection with the implementation of the dividend reinvestment plan. The Board will examine the full facts and circumstances of each such dividend to determine the approach (i.e., to use newly issued shares or effectuate open market purchases to implement the dividend reinvestment plan) that is in the best interests of stockholders taking into account the Board’s fiduciary duties to stockholders, including by weighing the potential dilution in connection with such issuance to be incurred by the Company’s stockholders against the Company’s need and usage of reinvested funds. The number of newly issued shares to be issued to a participant would be determined by dividing the total dollar amount of the dividend payable to such stockholder by the market price per share of the Company’s common stock at the close of regular trading on a national securities exchange on the dividend payment date. Shares purchased in open market transactions by US Bank, the plan administrator and the Company’s transfer agent, registrar and dividend disbursing agent, will be allocated to a participant based upon the average purchase price, excluding any brokerage charges or other charges, of all shares of the Company’s common stock purchased with respect to the dividend.

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

Note 8. Commitments and Contingencies

As of December 31, 2021 and December 31, 2020, the Company had an aggregate of $11.3 million and $1.3 million, respectively, of unfunded commitments to provide debt financing to its portfolio companies. As of each of December 31, 2021 and December 31, 2020, there were no capital calls or draw requests made by the portfolio companies to fund these commitments. Such commitments are generally up to the Company’s discretion to approve or are subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statement of assets and liabilities and are not reflected in the Company’s consolidated statement of assets and liabilities.

A summary of the composition of the unfunded commitments as of December 31, 2021 is shown in the table below:

	Expiration Date (1)	As of December 31, 2021
ARC Falcon I Inc.	9/22/2028	$636,943
Aveanna Healthcare LLC	6/30/2028	754,717
Culligan Water	6/16/2028	706,667
Medical Solutions L.L.C.	10/6/2028	800,000
National Mentor Holdings, Inc.	2/18/2028	430,398
PT Intermediate Holdings III LLC	11/1/2028	2,140,000
RSC Acquisition, Inc.	10/30/2026	3,237,952
Sovos Compliance, LLC	8/11/2028	589,041
Vocus Group	5/26/2028	2,000,000
Total unfunded commitments		$11,295,718

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

A summary of the composition of the unfunded commitments as of December 31, 2020 is shown in the table below:

	Expiration Date(1)	As of December 31, 2020
HAH Group Holding Company LLC	10/28/2027	$448,276
LBM Acquisition LLC	12/18/2027	272,727
OneDigital Borrower LLC	11/16/2027	539,063
Total unfunded commitments		$1,260,066

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2021, management is not aware of any pending or threatened litigation.

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of each of December 31, 2021 and as of December 31, 2020, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of common stock for the year ended December 31, 2021 and the period January 23, 2020 (Commencement of Operations) through December 31, 2020:

	For the Year Ended	For the Period January 23, 2020 (Commencement of Operations) through
	December 31, 2021	December 31, 2020

Net increase (decrease) in net assets resulting from operations	$19,059,718	$26,733,610
Weighted average shares of common stock outstanding - basic and diluted	15,494,614	11,156,932
Earnings (loss) per share of common stock - basic and diluted	$1.23	$2.40

Note 10. Income Taxes

The Company intends to elect to be treated as a RIC under the Internal Revenue Code (“Code”) for its taxable year end December 31, 2021. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to its stockholders as a dividend. The Company anticipates distributing substantially all of its taxable income and gains, within the Subchapter M rules, and thus the Company anticipates that it will not incur any federal or state income tax at the RIC level. As a RIC, the Company is also subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis (e.g., calendar year 2021). Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required.

The permanent differences for tax purposes from distributable earnings to additional paid in capital were reclassified for tax purposes for the tax years ended December 31, 2021 and December 31, 2020. These reclassifications have no impact on net assets.

	Year Ended December 31,	For the Period January 23, 2020 (Commencement of Operations) through December 31,
	2021	2020
Increase (decrease) in distributable earnings	$-	$376,094
Increase (decrease) in capital in excess of par value	$-	$(376,094)

The following reconciles net increase in net assets resulting from operations to taxable income for the year ended December 31, 2021 and the period January 23, 2020 (Commencement of Operations) through December 31, 2020:

	Year Ended December 31,	For the Period January 23, 2020 (Commencement of Operations) through December 31,
	2021	2020
Net increase (decrease) in net assets resulting from operations	$19,059,718	$26,733,610
Net change in unrealized appreciation (depreciation) from investments	8,527,786	(13,055,565)
Other book tax differences	(897,245)	113,697
Taxable income before deductions for distributions	$26,690,259	$13,791,742

	Year Ended December 31,	For the Period January 23, 2020 (Commencement of Operations) through December 31,
	2021	2020
Distributions paid from:
Ordinary income	$22,163,852	$12,181,659
Capital gains	3,788,641	-
Return of Capital	-	-
Total	$25,952,493	$12,181,659

For the year ended December 31, 2021 and the period January 23, 2020 (Commencement of Operations) through December 31, 2020, the components of accumulated earnings on a tax basis were as follows:

	Year Ended December 31, 2021	For the Period January 23, 2020 (Commencement of Operations) through December 31, 2020
Undistributed net investment income (loss)	$1,834,053	$218,747
Undistributed capital gains	513,796	1,391,336
Capital loss carryforward	-	-
Other accumulated gain (loss)	(101,573)	(109,386)
Net unrealized appreciation (depreciation)	5,788,994	13,427,348
Total	$8,035,270	$14,928,045

Capital losses can be carried forward indefinitely to offset future capital gains. As of December 31, 2021 and December 31, 2020, the Company had no capital loss carryforwards.

As of December 31, 2021 and December 31, 2020, the Company’s aggregate unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes was as follows:

	December 31,	December 31,
	2021	2020
Tax cost	1,188,452,438	639,728,852
Gross unrealized appreciation	9,331,858	14,439,374
Gross unrealized depreciation	(3,542,964)	(1,012,026)
Net unrealized appreciation/(depreciation) on investments	$5,788,994	$13,427,348

The Company adopted FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes (“ASC 740”) as of January 23, 2020, commencement of operations. ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. As of December 31, 2021, management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken in the Company’s current year tax return. The Company identifies its major tax jurisdictions as U.S. Federal, New York State, and New York City. The 2020 and 2021 tax years remain subject to examination by U.S. federal, state and local authorities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof.

Note 11. Financial Highlights

The following per share of common stock data has been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights for the year ended December 31, 2021 and the period January 23, 2020 (Commencement of Operations) through December 31, 2020:

	For the Year Ended December 31, 2021	For the Period January 23, 2020 (Commencement of Operations) through December 31, 2020
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$20.15	$20.00

Results of Operations:
Net Investment Income(1)	1.47	1.32
Net Realized and Unrealized Gain (Loss) on Investments(4)	(0.18)	(0.19)
Net Increase (Decrease) in Net Assets Resulting from Operations	1.29	1.13

Distributions to Common Stockholders
Distributions from Net Investment Income	(1.01)	(0.98)
Distributions from Realized Gains	(0.37)	-
Net Decrease in Net Assets Resulting from Distributions	(1.38)	(0.98)

Net Asset Value, End of Period	$20.06	$20.15

Shares Outstanding, End of Period	22,570,331	12,562,805

Ratio/Supplemental Data
Net assets, end of period	$452,797,588	$253,144,971
Weighted-average shares outstanding	15,494,614	11,156,932
Total Return(3)	8.10%	4.29%
Portfolio turnover	53%	63%
Ratio of operating expenses to average net assets without waiver(2)	5.54%	5.69%
Ratio of operating expenses to average net assets with waiver(2)	5.29%	5.44%
Ratio of net investment income (loss) to average net assets without waiver(2)	6.92%	7.18%
Ratio of net investment income (loss) to average net assets with waiver(2)	7.17%	7.43%

(1)	The per common share data was derived by using weighted average shares outstanding.
(2)	Ratios have been annualized for periods less than one year.
(3)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. Total return is not annualized. Assumes reinvestment of distributions.
(4)	Realized and unrealized gains and losses per share in this caption are balancing amounts necessary to reconcile the change in net asset value per share for the period, and may not reconcile with the aggregate gains and losses in the Consolidated Statement of Operations due to share transactions during the period.

Note 12. Selected Quarterly Financial Data (Unaudited)

The following are the quarterly results of operations for the year ended December 31, 2021 and the period January 23, 2020 (Commencement of Operations) through December 31, 2020. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	For the Three Months Ended
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Investment income	$9,674,876	$7,869,228	$8,875,949	$13,265,600
Net expenses	3,637,128	3,673,024	3,966,032	5,575,228
Net investment income (loss)	6,037,748	4,196,204	4,909,917	7,690,372
Net realized gain (loss) on investments, and foreign currency transactions	1,132,657	2,712,837	489,555	418,214
Net unrealized gain (loss) on investments, foreign currency translations, and foreign currency contracts	(1,826,413)	(1,871,880)	(673,345)	(4,156,148)
Increase (decrease) in net assets resulting from operations	$5,343,992	$5,037,161	$4,726,127	$3,952,438
Net asset value per share as of the end of the quarter	$20.57	$20.65	$20.70	$20.06

	For the Three Months Ended
	For the Period January 23, 2020 (Commencement of Operations) through March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Investment income	$1,453,148	$6,409,072	$7,926,003	$9,680,353
Net expenses	1,202,558	2,786,675	3,500,556	3,282,001
Net investment income (loss)	250,590	3,622,397	4,425,447	6,398,352
Net realized gain (loss) on investments, and foreign currency transactions	218,390	384,174	(1,692,439)	71,134
Net unrealized gain (loss) on investments, foreign currency translations, and foreign currency contracts	(33,997,916)	27,924,433	12,666,184	6,462,864
Increase (decrease) in net assets resulting from operations	$(33,528,936)	$31,931,004	$15,399,192	$12,932,350
Net asset value per share as of the end of the quarter	$16.16	$18.82	$19.79	$20.15

Note 13. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements except for the following:

Issuance of Common Stock

On January 3, 2022, the Company issued and sold 231,805 shares of its common stock at an aggregate purchase price of $4.65 million. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

On February 1, 2022, the Company issued and sold 8,591 shares of its common stock at an aggregate purchase price of $174 thousand. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

Unfunded Capital Commitments

As of January 11, 2022, PT Intermediate Holdings III LLC was fully funded for $2.14 million. Additionally, RSC Acquisition Inc. was partially funded on January 19, 2022 for $196 thousand.

Draws on Credit Facilities

As of March 11, 2022, the Company incrementally drew an additional $14,000,000 on the BoA Credit Facility, and $16,000,000 on the WF Credit Facility.

Distributions

On December 30, 2021, the Company declared a distribution of $0.65 per share, or $14,449,980, of which a cash distribution of $5,874,681 was payable on January 19, 2022 and the remainder was paid in common stock through the Company’s dividend reinvestment plan.

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

Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

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

Directors

Name, Address and Age (1)	Position(s) held with Company	Term of Office and Length of Time Served	Principal Occupation(s) During the Past 5 Years	Other Public Directorships Held During the Past 5 years (2)
Independent Director
Christopher C. Nelson – 47	Director	Class II Director since November 2019; Term Expires 2023	Wealth Advisor at SeaCrest Wealth Management, a financial advisory firm, since May 2018. Vice President at Enterprise Trust Company, an investment management firm, from February 2013 to February 2018.	None
Megan L. Webber – 47	Director	Class I Director since November 2019; Term Expires 2022	Financial Reporting Manager at The Anschutz Corporation, a private holding company.	Member of the Board of Trustees of Palmer Square Opportunistic Income Fund since August 2014. Member of the Board of Trustees of Montage Managers Trust, a registered investment company (ceased operations in 2017).
James W. Neville Jr. – 57	Director	Class III Director since November 2019; Term Expires 2024	Proprietary trader and investor. Portfolio Manager at Great Plains Principal Trading, an asset management firm, from January 2012 through June 2019.	Member of the Board of Trustees of Palmer Square Opportunistic Income Fund since August 2014. Member of the Board of Trustees of Montage Managers Trust, a registered investment company (ceased operations in 2017).
Interested Director
Christopher D. Long – 46	Chief Executive Officer, President and Chairman	Class I Director since November 2019; Term Expires 2022	Chief Executive Officer of Palmer Square Capital Management LLC.	Member of the Board of Trustees of Palmer Square Opportunistic Income Fund from August 2014 to October 2018.
Jeffrey D. Fox – 46	Chief Financial Officer, Treasurer and Director	Class III Director since November 2019; Term Expires 2024	President of Palmer Square Capital Management LLC since March 2020. Managing Director of Palmer Square Capital Management LLC from April 2013 to March 2020.	None

(1)	The business address of each of our directors is c/o Palmer Square Capital BDC Inc., 1900 Shawnee Mission Parkway, Suite 315, Mission Woods, Kansas 66205.

(2)	No director otherwise serves as a director of an investment company subject to the 1940 Act.

Executive Officers Who Are Not Directors

Information regarding our executive officers who do not serve on the Board is as follows:

Name, Address and Age(1)	Positions held with Company	Principal Occupation(s) During the Past 5 Years
Angie K. Long – 47	Chief Investment Officer	Ms. Long was appointed as our Chief Investment Officer in 2019. Ms. Long also serves as Chief Investment Officer of PSCM and has key responsibilities for all investment-related activities at PSCM. Prior to joining PSCM in 2011, Ms. Long worked for JPMorgan Chase & Co. in New York for 13 years. Ms. Long held many senior roles including Deputy Head of North American Credit Trading, Head of High Yield Trading, and Head of Credit Derivatives Trading. Ms. Long has been a trader of many products including high yield bonds, high yield credit derivatives, distressed debt, capital structure arbitrage, and structured credit. In addition, she worked with the Global Head of Credit Trading to help oversee risk management for the High Yield and High Grade credit trading books. Ms. Long is married to Christopher D. Long, our Chairman, Chief Executive Officer and President. Ms. Long received an AB degree in Economics from Princeton University and is also a CFA® charterholder.

Scott A. Betz – 44	Chief Compliance Officer	Mr. Betz was appointed as our Chief Compliance Officer in 2019. Prior to joining in 2019, Mr. Betz worked for over 14 years at Scout Investments, most recently as Chief Operating Officer, Chief Compliance Officer and Treasurer. Prior to joining Scout Investments, Mr. Betz worked for over six years at UMB Bank as a Performance Measurement Specialist and subsequently as Investment Technology Officer. Mr. Betz received an MBA degree and a BA degree in Political Science from the University of Missouri-Kansas City.

(1)	The business address of each of our officers is c/o Palmer Square Capital BDC Inc., 1900 Shawnee Mission Parkway, Suite 315, Mission Woods, Kansas 66205.

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

Interested Directors

Christopher D. Long

Mr. Long was appointed as our Chairman, Chief Executive Officer and President in 2019 and has served on our Board since November 2019. Mr. Long has also served as Chief Executive Officer of our Investment Advisor since 2019 and Chief Executive Officer of PSCM since 2009 and is responsible for managing our Investment Advisor’s and PSCM’s overall business. Mr. Long also served as President of PSCM from 2009 to March 2020. Since PSCM’s inception, Mr. Long has been successful in not only building a highly-experienced investment team, but also an integrated credit investment platform that manages mutual fund offerings, private funds and separately managed accounts. PSCM has a client list that spans not only institutions and family offices, but also registered investment advisers, banks/trusts, and broker-dealers. Mr. Long’s previous work experience includes key investment roles at Prairie Capital and Sandell Asset Management as well as working at Morgan Stanley in the Credit Derivatives and Distressed Securities Group focused on the firm’s proprietary investments. Before Morgan Stanley, he worked at TH Lee Putnam Ventures, a private equity fund sponsored by Thomas H Lee Partners and Putnam Investments. In that role, he also served on the Board of Directors of Avero, Inc. and was a Board Observer for Parago, Inc. He started his career at JPMorgan & Co. in Leveraged Finance and Mergers & Acquisitions (FIG Group) advising corporations and private equity firms on investment banking and capital markets. Mr. Long previously served on the board of trustees of Palmer Square Opportunistic Income Fund (Nasdaq) from August 2014 to October 2018. Mr. Long is married to Angie K. Long, our Chief Investment Officer. He received an MBA degree from the Harvard Business School and an AB degree in Economics cum laude from Princeton University. The Board believes that Mr. Long’s strong investment and operating leadership experience qualifies him to serve on the Board.

Jeffrey D. Fox

Mr. Fox was appointed as our Chief Financial Officer and Treasurer in 2019 and has served on our board since November 2019. Mr. Fox has also served as Chief Financial Officer of our Investment Advisor since 2019 and as President of PSCM since March 2020. Mr. Fox previously served as Managing Director of PSCM from April 2013 to March 2020. Prior to joining Palmer Square in April 2013, Mr. Fox worked for Sandler O’Neill and Partners from September 2011 to March 2013 where he was a Managing Director within Fixed Income where he was involved in the structuring and sales of many products including Collateralized Loan Obligations. Before Sandler O’Neill, Mr. Fox worked for Société Générale as a Director within Global Markets Advisory where he was instrumental in the US CDO/CLO and RMBS Credit Advisory effort. His work included the restructuring of various structured credit legacy positions for European institutions as well as the modeling behind the corporate rating and pricing for various structured products. Prior to Société Générale, Mr. Fox was employed by JPMorgan Chase & Co/Bear Stearns, where he was an Associate Director in the FAST organization focusing on the structuring of Trust Preferred CDOs and CLOs. Also while at Bear Stearns, Mr. Fox managed the global CDO analytics desk which included intensive credit modeling of various asset classes. Mr. Fox received a MS degree in Computer Information Systems from Arizona State University and a BS degree in Mathematics and Geology from Northern Arizona University. Mr. Fox holds the Series 7 and 63 licenses. The Board believes that Mr. Fox’s strong operational and financial experience qualifies him to serve on the Board.

Independent Directors

Megan L. Webber

Ms. Webber has served on our Board since November 2019. Ms. Webber is a Financial Reporting Manager at The Anschutz Corporation, where she has worked for over 19 years. Prior to Anschutz Corporation, she was a Supervising Audit Senior at KPMG, LLP from 1997 to 2000. Ms. Webber has served on the board of trustees of Palmer Square Opportunistic Income Fund (Nasdaq) since 2014, and previously served on the board of trustees of Montage Managers Trust from July 2015 to March 2017. Ms. Webber received a BS in Accounting from Indiana University and received her CPA license in 1997. The Board believes that Ms. Webber’s strong financial and audit experience qualifies her to serve on the Board.

James W. Neville Jr.

Mr. Neville has served on our Board since November 2019. Mr. Neville is an active proprietary trader and investor. He was a Portfolio Manager at Great Plains Principal Trading from January 2012 through June 2019. Prior to Great Plains Principal Trading, Mr. Neville served as a proprietary trader for over 23 years, focusing on agriculture futures and options as well as stock index futures and energy. Mr. Neville has served on the board of directors of Palmer Square Opportunistic Income Fund (Nasdaq) since 2014. The Board believes that Mr. Neville’s strong investment management and trading experience qualifies him to serve on the Board.

Christopher C. Nelson

Mr. Nelson has served on our Board since November 2019. Mr. Nelson is a Wealth Advisor at SeaCrest Wealth Management, where he has worked since May 2018. Prior to SeaCrest Wealth Management, Mr. Nelson was a Vice President at Enterprise Trust Company from February 2013 to February 2018, where he led the Kansas City team. Prior to that, Mr. Nelson held investment management roles at The Private Bank, Kornitzer Capital Management, and The Bank of New York. Mr. Nelson received a Bachelor of Arts in English from Gettysburg College in Gettysburg, Pennsylvania. The Board believes that Mr. Nelson’s strong investment management experience qualifies him to serve on the Board.

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

Based solely on the Company’s review of Forms 3, 4 and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the year ended December 31, 2021, all Section 16(a) filing requirements applicable to such persons were met in a timely manner, with the following inadvertent exception: Mr. Martin C. Bicknell, beneficial owner of greater than 10% of our Common Stock, filed late one Form 3 with respect to one transaction in shares of Common Stock during the reporting period.

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

Nomination of Directors

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board since the filing of our Proxy Statement for our 2021 Annual Meeting of Stockholders.

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

The following table shows information regarding the compensation earned by our directors for the year ended December 31, 2021. No compensation is paid by us to any interested director or executive officer of the Company.

Name	Aggregate Compensation from Palmer Square Capital BDC Inc. (1)	Pension or Retirement Benefits Accrued as Part of Our Expenses (2)	Total Compensation from Palmer Square Capital BDC Inc. Paid to Director (1)
Independent Directors
Megan L. Webber	$25,000	—	$25,000
James W. Neville Jr.	$25,000	—	$25,000
Christopher C. Nelson	$25,000	—	$25,000
Interested Directors
Christopher D. Long	$—	—	$—
Jeffrey D. Fox	$—	—	$—

(1)	For a description of the Independent Directors’ compensation, see above.

(2)	We do not have a profit-sharing or retirement plan, and directors do not receive any pension or retirement benefits.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows information as of the March 11, 2022, unless otherwise indicated, regarding the beneficial ownership of our Common Stock by: (i) each person that the Company believes beneficially holds more than 5% of the outstanding shares of Common Stock based solely on the Company’s review of filings with the SEC pursuant to Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 16 of the Exchange Act; (ii) each director and nominee; (iii) each executive officer of the Company; and (iv) all directors and executive officers as a group.

The percentage ownership is based on 22,810,727 shares of our Common Stock issued and outstanding as of March 11, 2022. Unless otherwise indicated, all persons named as beneficial owners of our Common Stock have sole voting power and sole investment power with respect to the shares indicated as beneficially owned. In addition, unless otherwise indicated, the address for each person named below is c/o Palmer Square Capital BDC Inc., Attention: Secretary, 1900 Shawnee Mission Parkway, Suite 315, Mission Woods, Kansas 66205.

Name and Address	Shares Owned (1)		Percentage of Common Stock Outstanding(2)
Christopher D. Long	29,305	(3)	*
Jeffrey D. Fox	8,656		*
Megan L. Webber	—		—
James W. Neville Jr.	—		—
Christopher C. Nelson	—		—
Angie K. Long	29,305	(3)	*
Scott A. Betz	4,406		*
All directors and executive officers as a group (7 persons)	42,367		*
Excelsior Holdings D2 LLC (4)	2,937,224		12.9%
Alaris Master Fund, LP (5)	2,919,358		12.8%
Caravel Holdings LLC (6)	3,983,290		17.5%
Martin C. Bicknell (7)	2,318,325		10.2%
Chinquapin Trust Company (8)	1,257,240		5.5%

*	Represents less than 1.0% of the issued and outstanding shares of our Common Stock as of the Record Date.

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Assumes no other purchases or sales of our common stock since the most recently available SEC filings. This assumption has been made under the rules and regulations of the SEC and does not reflect any knowledge that we have with regard to the present intent of the beneficial owners of our common stock listed in this table.

(2)	Based on a total of 22,810,727 shares of Common Stock issued and outstanding as of March 11, 2022.

(3)	Includes 26,131 shares of Common Stock indirectly held by the Christopher D. Long Revocable Trust, for which Mr. Long and Ms. Long disclaim beneficial ownership except to the extent of his or her pecuniary interests therein.

(4)	Based on information provided in a Schedule 13D filed on March 27, 2020, Excelsior Holdings D2 LLC (“Excelsior”) reported shared voting and dispositive power with respect to 2,613,051 shares of our Common Stock. As of December 31, 2021, Excelsior owned 2,937,224 shares of our Common Stock. Excelsior Holdings D LLC, a Delaware limited liability company (“Holdings LLC”) is the managing member of Excelsior. As managing member of Excelsior, Holdings LLC exercises dispositive and voting power over the shares beneficially owned by Excelsior. The principal business address of each of Excelsior and Holdings LLC is 6000 France Ave. S., Suite 550, Minneapolis, Minnesota, 55435.

(5)	Based on information provided in a Schedule 13G/A filed on October 18, 2021 and a Form 4 filed on October 18, 2021, Alaris Master Fund LP reported shared voting and dispositive power with respect to 2,804,393 shares of our Common Stock. As of December 31, 2021, Alaris Master Fund LP owned 2,919,358 shares of our Common Stock. Alaris Capital, LLC is the general partner of Alaris Master Fund LP and may be deemed to be an indirect beneficial owner of the shares. The principal business address of each of Alaris Master Fund LP and Alaris Capital, LLC is 4900 Main Street, Suite 600, Kansas City, Missouri 64112.

(6)	Based on information provided in a Schedule 13G/A filed on October 18, 2021 and a Form 4 filed on October 18, 2021, Caravel Holdings LLC reported shared voting and dispositive power with respect to 3,983,290 shares of our Common Stock. The shares are owned directly by Caravel Holdings LLC, which is a wholly owned subsidiary of Seaboard Foods LLC, which is a wholly owned subsidiary of Seaboard Corporation. Seaboard Foods LLC and Seaboard Corporation may each be deemed to be an indirect beneficial owner of the shares. The principal business address of each of Caravel Holdings LLC, Seaboard Foods LLC and Seaboard Corporation is 9000 West 67th Street, Merriam, Kansas 66202.

(7)	Based on information provided in a Schedule 13G/A filed on November 8, 2021 and a Form 3 filed on November 8, 2021, Martin Christopher Bicknell reported shared voting and dispositive power with respect to 2,240,226 shares of our Common Stock. 1,456,311 shares are owned directly by 1248 Holdings, LLC and 783,915 shares are owned directly by BFFV19, LLC. As of December 31, 2021, Martin Christopher Bicknell beneficially owned 2,318,325 shares of our Common Stock. 1,534,410 shares are owned directly by 1248 Holdings, LLC and 783,915 shares are owned directly by BFFV19, LLC. Mr. Bicknell is the Elected Manager of each of the entities that collectively own all of the outstanding membership interests of BFFV19, LLC, and has sole voting and dispositive power over the shares owned by 1248 Holdings, LLC, and thus, Mr. Bicknell may be deemed to be an indirect beneficial owner of the shares owned by each of BFFV19, LLC and 1248 Holdings, LLC. The principal business address of each of BFFV19, LLC, 1248 Holdings, LLC and Mr. Bicknell is 5700 W 112th Street, Suite 500, Overland Park, Kansas 66211.

(8)	Based on information provided in a Schedule 13G filed on October 1, 2021. The shares are held of record by Limit & Co., which serves as nominee for Chinquapin Trust Company. Chinquapin Trust Company has sole voting and dispositive power over the shares and is deemed to be the beneficial owner of the shares. The principal business address for Chinquapin Trust Company is 2480 Pershing Rd, Suite 600, Kansas City, Missouri 64108.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Investment Advisory Agreement

We have entered into the Advisory Agreement with our Investment Advisor pursuant to which we pay the Investment Advisor a base management fee and incentive fee (which incentive fee is only payable following a listing of the Company’s Common Stock on a national securities exchange) in exchange for the Investment Advisor’s services sourcing, reviewing and structuring investment opportunities for us, underwriting and performing diligence on our investments and monitoring our investment portfolio on an ongoing basis. Our Board initially approved the Advisory Agreement at an in-person meeting in November 2019, and the Company entered into the Advisory Agreement in January 2020. Our Board most recently determined to re-approve the Advisory Agreement for an additional one-year term at a meeting held in November 2021. Messrs. Long and Fox and Ms. Long, through their indirect financial interests in our Investment Advisor, have an indirect pecuniary interest in the investment advisory fees paid by us under the Advisory Agreement. Under the incentive fee structure, our adjusted net investment income for purposes thereof will be computed and paid on income that may include interest income that has been accrued but not yet received in cash. This fee structure may give rise to a conflict of interest for our Investment Advisor to the extent that it encourages the Investment Advisor to favor debt financings that provide for deferred interest, rather than current cash payments of interest. Additionally, we rely on investment professionals from the Investment Advisor to assist our Board with the valuation of our portfolio investments. While the valuation for each portfolio investment that constitutes a material portion of our portfolio and that does not have a readily available market quotation will be reviewed by an independent valuation firm at least once annually, the ultimate determination of fair value will be made by our Board and not by such third-party valuation firm. The participation of the Investment Advisor’s investment professionals in our valuation process could result in a conflict of interest as the Investment Advisor’s management fee is based, in part, on the value of our total net assets. For the year ended December 31, 2021, the Investment Advisor earned a base management fee of $6.4 million, offset by $796 thousand in management fee waiver from the Investment Advisor, and did not earn an incentive fee, as our Common Stock was not listed on a national securities exchange.

Administration Agreement

We have entered into the Administration Agreement with the Administrator pursuant to which the Administrator furnishes us with office facilities and equipment and provides us with clerical, bookkeeping, recordkeeping and other administrative services. Our Board approved the Administration Agreement in November 2019, and the Company entered into the Administration Agreement in January 2020. Our Board most recently determined to re-approve the Administration Agreement for an additional one-year term at a meeting held in November 2021. Under the Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC.

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

Subject to certain 1940 Act restrictions on co-investments with affiliates or in accordance with the conditions of the co-investment exemptive relief provided by the SEC (as discussed below), the Investment Advisor offers us the right to participate in all investment opportunities that it determines are appropriate for us in view of our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other relevant factors. Such offers are subject to the exception that, in accordance with the Investment Advisor’s code of ethics and allocation policies, we might not participate in each individual opportunity but, on an overall basis, the Investment Advisor will seek to allocate investments across applicable client accounts in a manner that is fair and equitable on an overall basis.

We, the Investment Advisor and Palmer Square have been granted exemptive relief from the SEC to permit greater flexibility to negotiate the terms of co-investments if our Board determines that it would be advantageous for us to co-invest with investment funds, accounts and investment vehicles managed by Palmer Square in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that co-investment by us and investment funds, accounts and investment vehicles managed by the Investment Advisor and its affiliates, including Palmer Square, may afford us additional investment opportunities and an ability to achieve greater diversification. Accordingly, our exemptive order permits us to invest with these investment funds, accounts and investment vehicles managed in the same portfolio companies under circumstances in which such investments would otherwise not be permitted by the 1940 Act. Our exemptive relief permitting co-investments applies only if our independent directors review and approve each co-investment. The exemptive relief imposes other constraints on co-investments that limit the number of instances when the Company may rely on its protections.

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

Director Independence

The 1940 Act requires that at least a majority of the Company’s directors not be “interested persons” (as defined in the 1940 Act) of the Company. On an annual basis, each member of our Board is required to complete an independence questionnaire designed to provide information to assist the Board in determining whether the director is independent under the 1940 Act and our corporate governance guidelines. Our Board has determined that each of our directors, other than Mr. Christopher D. Long and Mr. Jeffrey D. Fox, is independent under the 1940 Act. Our governance guidelines require any director who has previously been determined to be independent to inform the Chairman of the Board and our Secretary of any change in circumstance that may cause his or her status as an Independent Director to change. The Board limits membership on the Audit Committee to Independent Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following aggregate fees by Pricewaterhouse Coopers LLP, the Company’s independent registered accounting firm for the fiscal years ended December 31, 2021 and December 31, 2020, were billed to the Company for work attributable to audit, tax and other services provided to the Company for such fiscal year.

	Fiscal Year Ended December 31, 2021	Fiscal Year Ended December 31, 2020
Audit Fees	$301,970	$240,000
Audit-Related Fees	40,000	—
Tax Fees	40,000	33,000
All Other Fees	900	—
Total	$382,870	$273,000

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that were provided by PwC for the fiscal years ended December 31, 2021 and December 31, 2020 in connection with statutory and regulatory filings.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) DOCUMENTS FILED AS PART OF THIS REPORT

The following is a list of our consolidated financial statements included in this Annual Report on Form 10-K under Item 8 of Part II hereof:

1. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Statement of Assets and Liabilities as of December 31, 2021 and December 31, 2020	F-3
Consolidated Statement of Operations for the year ended December 31, 2021 and the Period January 23, 2020 (Commencement of Operations) through December 31, 2020	F-4
Consolidated Statement of Changes in Net Assets for the year ended December 31, 2021 and the Period January 23, 2020 (Commencement of Operations) through December 31, 2020	F-5
Consolidated Statement of Cash Flows for the year ended December 31, 2021 and the Period January 23, 2020 (Commencement of Operations) through December 31, 2020	F-6
Consolidated Schedule of Investments as of December 31, 2021 and December 31, 2020	F-7 – F-22
Notes to Consolidated Financial Statements	F-23 - F-39

(b) EXHIBITS

3.1	Form of Articles of Amendment and Restatement (Incorporated by reference to Exhibit 3.1 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56126) filed on January 16, 2020)
3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form 10 (File No. 000-56126) filed on November 27, 2019)
4.1	Description of securities (Incorporated by reference to Exhibit 4.1 to Registrant’s Annual Report on Form 10-K (File No. 000-56126) filed on March 12, 2021)
10.1	Investment Advisory Agreement, dated as of January 14, 2020, by and between the Registrant and Palmer Square BDC Advisor LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q (File No. 000-56126) filed on May 15, 2020)
10.2	Form of Administration Agreement (Incorporated by reference to Exhibit 10.2 to Registrant’s Registration Statement on Form 10 (File No. 000-56126) filed on November 27, 2019)
10.3	Form of Advisory Agreement Waiver Letter (Incorporated by reference to Exhibit 10.3 to Registrant’s Registration Statement on Form 10 (File No. 000-56126) filed on November 27, 2019)
10.4	Custody Agreement, dated as of December 17, 2019, by and between the Registrant and U.S. Bank National Association (Incorporated by reference to Exhibit 10.4 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56126) filed on January 16, 2020)
10.5	Form of Indemnification Agreement for Directors and Officers (Incorporated by reference to Exhibit 10.5 to Registrant’s Registration Statement on Form 10 (File No. 000-56126) filed on November 27, 2019)
10.6	Form of Trademark Licensing Agreement (Incorporated by reference to Exhibit 10.6 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56126) filed on January 16, 2020)

10.7	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.7 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56126) filed on January 16, 2020)
10.8	Dividend Reinvestment Plan (Incorporated by reference to Exhibit 10.8 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56126) filed on January 16, 2020)
10.9	Credit Agreement, dated February 18, 2020, by and among Palmer Square BDC Funding I LLC, as the borrower, Bank of America, N.A., as administrative agent and as lender, and BofA Securities, Inc., as sole lead arranger and sole book manager (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 814-01334) filed on February 20, 2020)
10.10	Sale and Contribution Agreement, dated February 18, 2020, by and between the Registrant, as the seller, and Palmer Square BDC Funding I LLC, as the purchaser (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K (File No. 814-01334) filed on February 20, 2020)
10.11	Loan and Security Agreement, dated December 18, 2020, by and among the Registrant, as the collateral manager, Palmer Square BDC Funding II LLC, as the borrower, Wells Fargo Bank, National Association, as the administrative agent, U.S. Bank National Association, as the collateral agent and custodian, and the lenders party thereto (Incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K (File No. 000-56126) filed on March 12, 2021)
10.12	Loan Sale Agreement, dated December 18, 2020, by and between the Registrant, as the seller, and Palmer Square BDC Funding II LLC, as the purchaser (Incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K (File No. 000-56126) filed on March 12, 2021)
10.13*	First Amendment to Credit Agreement, dated October 12, 2020, by and among Palmer Square BDC Funding I LLC, as the borrower, and Bank of America, N.A., as administrative agent and as lender
10.14	Second Amendment to Credit Agreement, dated September 29, 2021, by and among Palmer Square BDC Funding I LLC, as the borrower, and Bank of America, N.A., as administrative agent and as lender (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q (File No. 814-01334) filed on November 15, 2021)
21.1*	Subsidiaries of Registrant
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

ITEM 16. FORM 10-K SUMMARY

The Registrant has elected not to provide summary information.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Palmer Square Capital BDC Inc.

Dated: March 11, 2022	By:	/s/ Christopher D. Long
Christopher D. Long
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher D. Long	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	March 11, 2022
Christopher D. Long

/s/ Jeffrey D. Fox	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 11, 2022
Jeffrey D. Fox

/s/ Megan L. Webber	Director	March 11, 2022
Megan L. Webber

/s/ James W. Neville Jr.	Director	March 11, 2022
James W. Neville Jr.

/s/ Christopher C. Nelson	Director	March 11, 2022
Christopher C. Nelson