Form 10-Q
period 2022-03-31
Palmer Square Capital BDC Inc.
filed 2022-05-13
CIK 1794776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 13, 2022, the registrant had 22,810,727 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Assets and Liabilities

	March 31, 2022 (Unaudited)	December 31, 2021

Assets:
Non-controlled, non-affiliated investments, at fair value (amortized cost of $1,169,582,880 and $1,189,713,653, respectively)	$1,162,395,190	$1,194,257,584
Cash and cash equivalents	4,736,739	1,093,503
Receivables:
Receivable for sales of investments	30,068,306	17,393,877
Receivable for paydowns of investments	297,266	227,548
Due from investment adviser	282,245	280,740
Dividend receivable	3,608	833
Interest receivable	4,246,692	3,836,068
Prepaid expenses and other assets	361,490	195,996
Total Assets	$1,202,391,536	$1,217,286,149

Liabilities:
Credit facility, net (Note 6)	$662,820,419	$649,910,497
Payables:
Payable for investments purchased	82,552,360	104,278,958
Distributions payable	-	5,874,681
Management fee payable	2,257,962	2,245,918
Directors fee payable	4,383	5,000
Accrued other general and administrative expenses	565,824	2,173,507
Total Liabilities	$748,200,948	$764,488,561

Commitments and contingencies (Note 8)

Net Assets:
Common Shares, $0.001 par value; 450,000,000 shares authorized; 22,810,727 and 22,570,331 as of March 31, 2022 and December 31, 2021, respectively issued and outstanding	$22,811	$22,570
Additional paid-in capital	449,563,307	444,739,748
Total distributable earnings (accumulated deficit)	4,604,470	8,035,270
Total Net Assets	$454,190,588	$452,797,588
Total Liabilities and Net Assets	$1,202,391,536	$1,217,286,149
Net Asset Value Per Common Share	$19.91	$20.06

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31
	2022	2021
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$14,157,273	$9,403,436
Dividend income	4,646	1,404
Other income	93,041	270,036
Total investment income from non-controlled, non-affiliated investments	14,254,960	9,674,876
Total Investment Income	14,254,960	9,674,876

Expenses:
Interest expense	3,151,012	1,858,671
Management fees	2,257,962	1,286,262
Professional fees	138,440	287,795
Directors fees	18,493	19,726
Other general and administrative expenses	300,725	345,457
Total Expenses	5,866,632	3,797,911
Less: Management fee waiver (Note 3)	(282,245)	(160,783)
Net expenses	5,584,387	3,637,128
Net Investment Income (Loss)	8,670,573	6,037,748

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses):
Non-controlled, non-affiliated investments	(369,870)	1,132,657
Total net realized gains (losses)	(369,870)	1,132,657
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(11,731,503)	(1,826,413)
Total net change in unrealized gains (losses)	(11,731,503)	(1,826,413)
Total realized and unrealized gains (losses)	(12,101,373)	(693,756)

Net Increase (Decrease) in Net Assets Resulting from Operations	$(3,430,800)	$5,343,992

Per Common Share Data:
Basic and diluted net investment income per common share	$0.38	$0.47
Basic and diluted net increase (decrease) in net assets resulting from operations	$(0.15)	$0.42
Weighted Average Common Shares Outstanding - Basic and Diluted	22,807,768	12,750,246

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the Three Months Ended March 31
	2022	2021
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$8,670,573	$6,037,748
Net realized gains (losses) on investments and foreign currency transactions	(369,870)	1,132,657
Net change in unrealized gains (losses) on investments, foreign currency translations, and foreign currency exchange contracts	(11,731,503)	(1,826,413)
Net Increase (Decrease) in Net Assets Resulting from Operations	(3,430,800)	5,343,992

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	4,823,800	2,027,700
Reinvestment of distributions	-	2,282,221
Net Increase in Net Assets Resulting from Capital Share Transactions	4,823,800	4,309,921
Total Increase (Decrease) in Net Assets	1,393,000	9,653,913
Net Assets, Beginning of Period	452,797,588	253,144,971
Net Assets, End of Period	$454,190,588	$262,798,884

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	For the Three Months Ended March 31
	2022	2021

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(3,430,800)	$5,343,992
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gains)/losses on investments	369,870	(1,132,657)
Net change in unrealized (gains)/losses on investments	11,731,503	1,826,413
Net accretion of discount on investments	(111,281)	(317,540)
Purchases of short-term investments	(137,515,526)	(76,356,543)
Purchases of portfolio investments	(158,946,166)	(173,070,820)
Proceeds from sale of short-term investments	168,868,099	73,991,274
Proceeds from sale of portfolio investments	147,465,895	135,386,655
Amortization of deferred financing cost	243,676	178,658
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in receivable for sales of investments	(12,674,429)	(19,003,619)
(Increase)/decrease in interest and dividends receivable	(413,399)	53,646
(Increase)/decrease in due from investment adviser	(1,505)	(5,406)
(Increase)/decrease in receivable for paydowns of investments	(69,718)	(1,092,210)
(Increase)/decrease in prepaid expenses and other assets	(165,494)	-
Increase\(decrease) in interest payable on credit facility	(333,754)	-
Increase/(decrease) in payable for investments purchased	(21,726,598)	34,518,546
Increase/(decrease) in management fees payable	12,044	43,251
Increase/(decrease) in directors fee payable	(617)	976
Increase/(decrease) in accrued other general and administrative expenses	(1,607,683)	(460,157)
Net cash used in operating activities	(8,305,883)	(20,095,541)
Cash Flows from Financing Activities:
Borrowings on the credit facility	33,000,000	20,160,295
Payments on the credit facility	(20,000,000)	-
Distributions paid in cash	(5,874,681)	(1,612,249)
Proceeds from issuance of common shares, net of change in subscriptions receivable of $ -	4,823,800	2,027,700
Net cash provided by financing activities	11,949,119	20,575,746
Net increase in cash and cash equivalents	3,643,236	480,205
Cash and cash equivalents, beginning of period	1,093,503	682,579
Cash and cash equivalents, end of period	$4,736,739	$1,162,784

Supplemental and Non-Cash Information:
Interest paid during the period	$3,484,766	$1,424,600
Reinvestment of distributions during the period	$-	$2,282,221

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of March 31, 2022
(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(6)	Value	of Net Assets
Debt Investments
First Lien Senior Secured(2)
AAdvantage Loyalty IP Ltd. (4)(7)	Airlines	5.50% (L + 4.75%)	4/20/2028	3,500,000	$3,468,515	$3,552,500	0.9%
Accelerated Health Systems, LLC (7)	Healthcare Providers and Services	5.16% (S + CSA + 4.25%)	2/2/2029	7,225,000	7,189,700	7,193,427	1.7%
Acrisure, LLC (7)	Insurance	3.96% (L + 3.50%)	2/12/2027	5,887,406	5,873,350	5,816,286	1.4%
Acrisure, LLC (7)	Insurance	4.75% (L + 4.25%)	2/15/2027	5,037,375	5,002,240	5,024,807	1.2%
AHP Health Partners, Inc. (7)	Healthcare Equipment and Supplies	4.00% (L + 3.50%)	8/4/2028	2,985,000	2,971,595	2,962,613	0.8%
AI Aqua Merger Sub, Inc., (5)(7)(8)	Food Products	4.25% (S + 3.75%)	6/16/2028	7,700,000	7,704,468	7,638,670	1.7%
Aimbridge Acquisition Co., Inc. (7)	Hotels, Restaurants and Leisure	4.21% (L + 3.75%)	2/2/2026	4,974,490	4,867,897	4,886,665	1.1%
Air Methods Corporation (7)	Aerospace and Defense	4.51% (L + 3.50%)	4/12/2024	4,960,938	4,906,884	4,766,642	1.0%
Alliant Holdings Intermediate LLC (7)	Insurance	4.00% (L + 3.50%)	11/5/2027	5,970,000	5,963,974	5,940,568	1.3%
Allied Universal Holdco LLC (7)	Professional Services	4.25% (L + 3.75%)	4/7/2028	6,965,000	6,960,037	6,867,351	1.5%
Alterra Mountain Company (7)	Hotels, Restaurants and Leisure	4.00% (L + 3.50%)	8/31/2028	1,987,270	1,974,833	1,974,849	0.4%
Amentum Government Services Holdings LLC (7)	Aerospace and Defense	4.78% (S + 4.00%)	2/15/2029	6,000,000	5,971,634	5,962,500	1.3%
American Rock Salt Company LLC (7)	Metals and Mining	4.75% (L + 4.00%)	6/9/2028	5,959,987	5,951,022	5,911,563	1.3%
Amynta Agency Borrower, Inc. (7)	Insurance	4.96% (L + 4.50%)	2/28/2025	8,906,417	8,763,631	8,834,052	1.9%
AP Gaming I, LLC (4)(7)	Hotels, Restaurants and Leisure	4.80% (S + CSA + 4.00%)	2/15/2029	7,750,000	7,667,401	7,624,063	1.7%
Aptean Inc (7)(8)	Software	4.71% (L + 4.25%)	4/23/2026	7,865,592	7,868,565	7,808,016	1.7%
AQA Acquisition Holding, Inc. (7)	Software	4.75% (L + 4.25%)	11/19/2027	2,977,500	2,963,916	2,968,195	0.7%
ARC Falcon I Inc. (7)	Chemicals	4.25% (L + 3.75%)	8/31/2028	4,352,150	4,329,247	4,237,825	0.9%
Aruba Investments Holdings, LLC (5)(7)	Chemicals	4.50% (L + 3.75%)	10/28/2027	2,482,531	2,452,941	2,456,676	0.5%
Ascend Learning, LLC (7)	Professional Services	4.00% (L + 3.50%)	11/18/2028	7,481,250	7,445,217	7,408,308	1.6%
AssuredPartners, Inc. (5)(7)	Insurance	4.00% (S + 3.50%)	2/12/2027	2,000,000	1,987,500	1,980,630	0.4%
AssuredPartners, Inc. (7)	Insurance	4.00% (L + 3.50%)	2/12/2027	4,454,767	4,460,598	4,410,241	1.0%
Autokiniton US Holdings, Inc. (7)(8)	Auto Components	5.00% (L + 4.50%)	3/27/2028	8,196,209	8,205,923	8,099,904	1.8%
Avaya Inc. (4)(7)	Diversified Telecommunication Services	4.40% (L + 4.00%)	12/15/2027	1,600,000	1,600,000	1,585,000	0.3%
Avaya Inc. (4)(7)	Diversified Telecommunication Services	4.65% (L + 4.25%)	12/15/2027	4,939,059	4,805,764	4,914,364	1.1%
Aveanna Healthcare LLC (4)(5)(7)	Healthcare Providers and Services	4.25% (L + 3.75%)	6/30/2028	4,846,866	4,802,860	4,699,616	1.0%
Barracuda Networks, Inc. (5)(7)	IT Services	4.73% (L + 3.75%)	1/10/2025	5,968,948	5,947,562	5,952,534	1.3%
BCP Raptor, LLC (5)(7)	Oil, Gas and Consumable Fuels	5.25% (L + 4.25%)	6/7/2024	9,443,093	9,379,903	9,437,993	2.1%
BCP Renaissance Parent L.L.C. (7)	Oil, Gas and Consumable Fuels	4.50% (S + 3.50%)	10/30/2026	7,628,802	7,612,360	7,539,774	1.7%
Castle US Holding Corporation (5)(7)(8)	Professional Services	4.75% (L + 4.00%)	1/31/2027	6,075,524	6,012,022	6,029,957	1.3%
Castle US Holding Corporation (8)	Professional Services	4.21% (L + 3.75%)	1/27/2027	1,987,368	1,978,245	1,925,889	0.4%
CCI Buyer, Inc. (7)(8)	Wireless Telecommunication Services	4.75% (S + 4.00%)	12/31/2027	6,847,153	6,840,013	6,767,281	1.5%
CCS-CMGC Holdings, Inc. (7)	Healthcare Providers and Services	5.96% (L + 5.50%)	10/1/2025	5,397,552	5,334,324	5,299,749	1.2%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of March 31, 2022
(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(6)	Value	of Net Assets
CHG Healthcare Services, Inc (7)	Healthcare Providers and Services	5.00% (L + 3.50%)	9/22/2028	7,960,000	7,923,988	7,900,300	1.7%
Connectwise LLC (7)	IT Services	4.00% (L + 3.50%)	9/29/2028	7,980,000	7,968,072	7,938,105	1.7%
Consolidated Communications, Inc. (4)(7)	Diversified Telecommunication Services	4.25% (L + 3.50%)	10/2/2027	1,428,009	1,410,719	1,346,663	0.3%
ConvergeOne Holdings Corp. (7)(8)	IT Services	5.46% (L + 5.00%)	3/31/2026	9,915,770	9,724,160	9,523,304	2.1%
Corelogic, Inc. (7)	Internet Software and Services	4.00% (L + 3.50%)	4/14/2028	7,960,000	7,954,159	7,885,415	1.7%
CP Atlas Buyer, Inc (5)(7)	Building Products	4.25% (L + 3.75%)	11/23/2027	6,945,749	6,842,088	6,763,423	1.5%
Creation Technologies, Inc. (4)(8)	Electronic Equipment, Instruments and Components	6.00% (L + 5.50%)	9/14/2028	5,000,000	4,930,234	4,893,750	1.1%
Curia Global, Inc. (7)	Healthcare Providers and Services	4.50% (L + 3.75%)	8/30/2026	4,886,985	4,870,094	4,852,507	1.1%
DCert Buyer, Inc. (7)	IT Services	4.46% (L + 4.00%)	8/7/2026	7,895,880	7,896,460	7,850,360	1.7%
Deerfield Dakota Holding, LLC (7)	Diversified Financial Services	4.75% (L + 3.75%)	2/25/2027	4,912,500	4,854,019	4,894,594	1.1%
Delek US Holdings, Inc. (4)(7)	Oil, Gas and Consumable Fuels	6.50% (L + 5.50%)	3/31/2025	2,352,000	2,242,450	2,343,180	0.5%
Delta Topco, Inc. (7)	IT Services	4.50% (L + 3.75%)	10/29/2027	6,954,962	6,949,969	6,856,863	1.5%
Digi International Inc. (4)(8)	Technology Hardware, Storage and Peripherals	5.50% (L + 5.00%)	12/22/2028	5,156,220	5,056,359	5,156,220	1.1%
DIRECTV Financing, LLC (7)	Media	5.75% (L + 5.00%)	8/2/2027	5,730,000	5,685,720	5,731,117	1.3%
Dotdash Meredith, Inc. (7)	Media	4.50% (S + CSA + 4.00%)	11/23/2028	9,975,000	9,928,629	9,975,000	2.2%
EAB Global, Inc. (7)	Professional Services	4.00% (L + 3.50%)	6/28/2028	4,987,500	4,964,729	4,945,106	1.1%
ECI Software Solutions, Inc. (7)	Software	4.76% (L + 3.75%)	9/30/2027	6,917,462	6,892,097	6,848,288	1.5%
ECL Entertainment, LLC (8)	Hotels, Restaurants and Leisure	8.25% (L + 7.50%)	3/31/2028	1,985,000	2,026,703	2,007,331	0.4%
EFS Cogen Holdings I LLC (7)(8)	Independent Power and Renewable Electricity Producers	4.51% (L + 3.50%)	10/29/2027	7,680,240	7,688,467	7,499,025	1.7%
Endurance International Group, Inc., The (7)	Professional Services	4.25% (L + 3.50%)	2/10/2028	4,721,856	4,648,770	4,597,907	1.0%
Ensemble RCM, LLC (7)	Healthcare Technology	4.05% (L + 3.75%)	7/24/2026	5,733,578	5,649,479	5,711,475	1.3%
Enterprise Development Authority (8)	Hotels, Restaurants and Leisure	5.00% (L + 4.25%)	2/18/2028	1,948,718	1,948,718	1,937,756	0.4%
Epicor Software Corporation (7)	Software	4.00% (L + 3.25%)	6/1/2022	3,940,000	3,932,528	3,913,779	0.9%
Excelitas Technologies Corp. (7)	Industrial Conglomerates	4.51% (L + 3.50%)	12/2/2024	1,984,456	1,984,456	1,977,014	0.4%
Fertitta Entertainment LLC (5)(7)	Hotels, Restaurants and Leisure	4.50% (S + CSA + 4.00%)	1/29/2029	7,500,000	7,469,355	7,472,363	1.6%
Filtration Group Corporation (7)	Industrial Conglomerates	4.00% (L + 3.50%)	10/20/2028	3,980,000	3,971,214	3,947,245	0.9%
Flexera Software LLC (7)(8)	Software	4.50% (L + 3.75%)	1/26/2028	8,936,743	8,914,560	8,848,984	1.9%
Generation Bridge Acquisition, LLC (8)	Electric Utilities	6.01% (L + 5.00%)	8/6/2028	61,224	61,224	61,224	0.0%
Generation Bridge Acquisition, LLC (8)	Electric Utilities	6.01% (L + 5.00%)	8/6/2028	2,931,429	2,931,429	2,931,429	0.6%
Getty Images, Inc. (5)(7)(8)	Media	5.06% (L + 4.50%)	2/13/2026	9,935,181	9,937,445	9,893,801	2.2%
Global Medical Response, Inc. (7)	Healthcare Providers and Services	5.25% (L + 4.25%)	9/24/2025	9,165,449	9,114,295	9,118,201	2.0%
Grab Holdings Inc (4)(7)	IT Services	5.50% (L + 4.50%)	2/27/2026	4,949,988	4,998,308	4,850,988	1.1%
Great Outdoors Group, LLC (7)	Specialty Retail	4.50% (L + 3.75%)	3/6/2028	7,060,893	7,030,099	7,044,335	1.6%
Grinding Media Inc. (8)	Metals and Mining	4.80% (L + 4.00%)	9/21/2028	4,975,000	4,952,185	4,940,797	1.1%
HAH Group Holding Company LLC (7)	Healthcare Providers and Services	6.00% (L + 5.00%)	10/20/2027	2,984,940	2,948,164	2,955,091	0.7%
HAH Group Holding Company LLC (7)	Healthcare Providers and Services	6.00% (L + 5.00%)	10/22/2027	377,691	373,049	373,914	0.1%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of March 31, 2022
(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(6)	Value	of Net Assets
Hamilton Projects Acquiror LLC (7)(8)	Independent Power and Renewable Electricity Producers	5.51% (L + 4.50%)	6/11/2027	9,769,741	9,720,321	9,615,086	2.1%
Help/Systems Holdings, Inc. (7)	Software	4.75% (L + 4.00%)	11/19/2026	6,902,128	6,859,527	6,833,107	1.5%
HUB International Limited (7)	Insurance	4.00% (L + 3.25%)	4/25/2025	3,930,176	3,886,206	3,910,525	0.9%
Hyland Software, Inc. (7)	Software	4.25% (L + 3.50%)	7/1/2024	4,943,772	4,943,401	4,925,233	1.1%
Hyperion Refinance S.a.r.l. (4)(7)	Insurance	4.00% (L + 3.25%)	11/12/2027	6,146,867	6,091,345	6,086,689	1.3%
Idera, Inc. (7)	IT Services	4.50% (L + 3.75%)	6/28/2028	9,874,254	9,831,060	9,716,266	2.1%
IMA Financial Group, Inc. (8)	Insurance	4.25% (L + 3.75%)	10/16/2028	4,987,500	4,964,270	4,945,430	1.1%
Infinite Bidco LLC (7)	Electronic Equipment, Instruments and Components	4.26% (L + 3.75%)	3/2/2028	6,458,731	6,407,986	6,365,919	1.4%
Inmar, Inc. (7)(8)	Professional Services	5.01% (L + 4.00%)	5/1/2024	7,904,660	7,875,831	7,822,767	1.7%
Ivanti Software, Inc. (7)	Software	4.75% (L + 4.00%)	12/1/2027	990,000	987,881	975,150	0.2%
Ivanti Software, Inc. (7)	Software	5.00% (L + 4.25%)	12/1/2027	6,975,000	6,923,918	6,892,172	1.5%
Jack Ohio Finance LLC (8)	Hotels, Restaurants and Leisure	5.50% (L + 4.75%)	10/31/2028	4,987,500	4,990,737	4,937,625	1.1%
Kestrel Acquisition LLC (5)(7)	Independent Power and Renewable Electricity Producers	5.25% (L + 4.25%)	5/2/2025	8,890,962	8,117,989	8,401,959	1.8%
Kleopatra Finco S.a.r.l (4)(7)	Containers and Packaging	5.55% (L + 4.75%)	2/4/2026	1,980,000	1,972,486	1,810,472	0.4%
Landry's Finance Acquisition Co	Hotels, Restaurants and Leisure	13.00% (L + 12.00%)	10/4/2023	18,875	18,504	20,196	0.0%
LBM Acquisition LLC (5)(7)(8)	Building Products	4.50% (L + 3.75%)	12/31/2027	7,448,251	7,356,002	7,280,702	1.6%
Life Time, Inc. (4)(5)(7)	Hotels, Restaurants and Leisure	5.75% (L + 4.75%)	12/10/2024	2,582,556	2,567,965	2,577,714	0.6%
Lifescan Global Corporation (7)	Healthcare Equipment and Supplies	6.21% (L + 6.00%)	10/1/2024	6,595,131	6,559,069	6,314,838	1.4%
Lightstone Holdco LLC	Independent Power and Renewable Electricity Producers	4.75% (L + 3.75%)	1/30/2024	1,609,237	1,404,065	1,464,405	0.3%
Lightstone Holdco LLC	Independent Power and Renewable Electricity Producers	4.75% (L + 3.75%)	1/30/2024	90,763	79,191	82,595	0.0%
LogMeIn, Inc. (5)(7)	IT Services	5.22% (L + 4.75%)	8/31/2027	9,919,836	9,806,472	9,763,301	2.1%
LSF9 Atlantis Holdings, LLC (5)(7)	Specialty Retail	8.00% (S + 7.25%)	3/29/2029	7,000,000	6,720,000	6,899,375	1.5%
Lucid Energy Group II Borrower, LLC (7)	Oil, Gas and Consumable Fuels	5.00% (L + 4.25%)	11/22/2028	6,982,500	6,916,995	6,933,797	1.5%
Magenta Buyer LLC (7)	Software	5.75% (L + 5.00%)	5/3/2028	5,486,250	5,439,252	5,453,333	1.2%
Medical Solutions L.L.C. (8)	Healthcare Providers and Services	4.00% (L + 3.50%)	10/6/2028	4,200,000	4,176,732	4,165,625	0.9%
MetroNet Systems Holdings, LLC (5)(7)(8)	Diversified Telecommunication Services	3.86% (L + 3.75%)	5/26/2028	6,957,594	6,914,861	6,898,872	1.5%
Michael Baker International, LLC (8)	Construction and Engineering	5.75% (L + 5.00%)	11/2/2028	6,234,375	6,174,806	6,187,617	1.4%
Micro Holding Corp. (7)	IT Services	4.75% (L + 3.75%)	9/13/2024	9,936,980	9,886,510	9,844,716	2.2%
Midwest Veterinary Partners, LLC (5)(7)	Healthcare Providers and Services	4.75% (L + 4.00%)	4/27/2028	8,950,000	8,864,774	8,877,281	2.0%
Milano Acquisition Corporation (7)	Healthcare Providers and Services	5.01% (L + 4.00%)	8/31/2027	6,936,162	6,868,033	6,936,162	1.5%
Minotaur Acquisition, Inc. (7)(8)	Diversified Financial Services	5.21% (L + 4.75%)	3/27/2026	9,037,177	9,027,418	8,970,573	2.0%
Mitchell International, Inc. (7)	Professional Services	4.25% (L + 3.75%)	10/16/2028	10,000,000	9,929,223	9,854,000	2.2%
MLN US HoldCo LLC (7)	Diversified Telecommunication Services	4.74% (L + 4.50%)	12/31/2025	4,056,188	3,986,297	3,911,686	0.9%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of March 31, 2022
(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(6)	Value	of Net Assets
Moneygram International, Inc. (4)(7)	Diversified Consumer Services	4.95% (L + 4.50%)	7/21/2026	9,973,958	9,953,499	9,971,465	2.2%
Napa Management Services Corporation (7)	Healthcare Providers and Services	6.15% (S + CSA + 5.25%)	2/23/2029	8,000,000	7,923,350	7,915,000	1.7%
National Mentor Holdings, Inc. (7)	Healthcare Providers and Services	4.50% (L + 3.75%)	2/18/2028	9,203,891	9,179,132	8,929,017	2.0%
National Mentor Holdings, Inc. (7)	Healthcare Providers and Services	4.76% (L + 3.75%)	2/18/2028	291,993	291,175	283,273	0.1%
Navicure, Inc. (7)	Healthcare Technology	4.46% (L + 4.00%)	10/22/2026	4,661,489	4,664,117	4,655,663	1.0%
NorthStar Group Services, Inc. (5)(7)(8)	Commercial Services and Supplies	6.50% (L + 5.50%)	11/9/2026	8,822,098	8,789,381	8,789,015	1.9%
NSM Top Holdings Corp. (7)	Healthcare Equipment and Supplies	5.71% (L + 5.25%)	11/12/2026	4,974,555	4,952,371	4,937,246	1.1%
OneDigital Borrower LLC (7)	Insurance	4.75% (S + CSA + 4.25%)	11/16/2027	9,946,010	9,833,067	9,896,330	2.2%
Orchid Merger Sub II, LLC (4)(7)	Software	5.33% (S + CSA + 4.75%)	5/12/2027	4,500,000	4,260,367	4,342,500	1.0%
Oregon Clean Energy, LLC (7)	Independent Power and Renewable Electricity Producers	4.75% (L + 3.75%)	3/2/2026	4,695,415	4,597,086	4,364,787	1.0%
Pactiv Evergreen Group Holdings Inc. (4)(7)	Containers and Packaging	4.00% (L + 3.50%)	9/22/2028	2,985,000	2,971,493	2,914,106	0.6%
Padagis LLC (7)	Pharmaceuticals	5.25% (L + 4.75%)	7/31/2028	6,588,235	6,552,272	6,551,209	1.4%
PECF USS Intermediate Holding III Corporation (8)	Professional Services	4.76% (L + 4.25%)	11/6/2028	4,987,500	4,976,728	4,949,670	1.1%
Peraton Corp. (7)(8)	Aerospace and Defense	4.50% (L + 3.75%)	2/1/2028	10,727,457	10,869,279	10,658,819	2.3%
PetVet Care Centers, LLC (7)	Healthcare Providers and Services	4.25% (L + 3.50%)	2/14/2025	6,920,430	6,908,136	6,896,658	1.5%
Pluto Acquisition I, Inc (7)	Healthcare Providers and Services	4.51% (L + 4.00%)	6/22/2026	6,015,598	6,018,011	5,940,403	1.3%
PMHC II Inc (5)(7)	Chemicals	4.75% (S + CSA + 4.25%)	2/2/2029	6,605,000	6,544,750	6,318,772	1.4%
PODS, LLC (7)	Road and Rail	3.75% (L + 3.00%)	3/31/2028	1,980,050	1,971,585	1,961,289	0.4%
PQ Performance Chemicals (7)	Chemicals	4.25% (L + 3.50%)	4/28/2028	4,987,500	4,985,405	4,937,625	1.1%
Prairie ECI Acquiror LP (7)	Oil, Gas and Consumable Fuels	5.21% (L + 4.75%)	3/11/2026	7,182,326	6,981,550	7,033,436	1.5%
Pretium PKG Holdings, Inc. (5)(7)(8)	Containers and Packaging	4.50% (L + 4.00%)	9/22/2028	5,985,000	5,932,570	5,826,816	1.3%
Project Alpha Intermediate Holding, Inc. (7)	Software	4.30% (L + 4.00%)	4/26/2024	5,901,924	5,885,075	5,873,654	1.3%
Project Boost Purchaser, LLC (7)	Professional Services	4.00% (L + 3.50%)	6/1/2026	5,955,000	5,942,635	5,905,365	1.3%
Proofpoint, Inc. (7)	IT Services	3.76% (L + 3.25%)	6/9/2028	4,987,500	4,965,301	4,940,044	1.1%
PS Holdco, LLC (8)	Road and Rail	5.00% (L + 4.25%)	10/31/2028	4,975,000	4,952,427	4,961,020	1.1%
PT Intermediate Holdings III LLC (5)(8)	Machinery	6.51% (L + 5.50%)	11/1/2028	500,000	495,000	498,125	0.1%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of March 31, 2022
(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(6)	Value	of Net Assets
PT Intermediate Holdings III LLC (8)	Machinery	6.51% (L + 5.50%)	11/1/2028	1,532,300	1,517,731	1,526,554	0.3%
PT Intermediate Holdings III LLC (8)	Machinery	6.25% (L + 5.50%)	10/15/2025	2,314,200	2,303,869	2,305,522	0.5%
PT Intermediate Spider DD T/L (Parts Town) (8)	Machinery	6.25% (L + 5.50%)	11/1/2028	2,134,650	2,134,650	2,126,645	0.5%
Quest Software US Holdings Inc. (7)	Software	4.75% (S + CSA + 4.25%)	1/19/2029	8,250,000	8,169,919	8,138,501	1.8%
Radiology Partners, Inc. (7)	Healthcare Providers and Services	4.70% (L + 4.25%)	7/9/2025	6,000,000	5,992,432	5,933,580	1.3%
RC Buyer, Inc. (7)	Auto Components	4.25% (L + 3.50%)	7/28/2028	2,073,750	2,069,051	2,050,472	0.5%
RealPage, Inc. (7)	Real Estate Management and Development	3.75% (L + 3.25%)	2/18/2028	6,965,000	6,954,786	6,895,350	1.5%
Red Planet Borrower, LLC (7)	Internet Software and Services	4.76% (L + 3.75%)	10/2/2028	7,960,000	7,923,361	7,872,122	1.7%
Redstone Holdco 2 LP (7)(8)	IT Services	5.50% (L + 4.75%)	4/14/2028	7,960,000	7,907,025	7,800,800	1.7%
Renaissance Holding Corp (5)(7)	Software	5.00% (S + 4.50%)	3/17/2027	5,000,000	4,850,000	4,987,500	1.1%
Rocket Software, Inc. (7)	Software	4.75% (L + 4.25%)	11/28/2025	4,969,962	4,945,709	4,914,050	1.1%
Rodan & Fields, LLC (7)	Textiles, Apparel and Luxury Goods	4.40% (L + 4.00%)	6/16/2025	1,727,564	1,534,157	1,057,597	0.2%
Rohm Holding GMBH (4)(7)(8)	Chemicals	5.27% (L + 4.75%)	7/31/2026	8,913,750	8,895,239	8,468,062	1.9%
RSC Acquisition, Inc. (8)	Insurance	6.25% (L + 5.50%)	9/30/2026	3,192,282	3,138,828	3,161,109	0.7%
Runner Buyer Inc. (8)	Household Durables	6.25% (L + 5.50%)	10/20/2028	5,000,000	4,952,906	4,800,000	1.1%
Sabert Corporation (7)(8)	Containers and Packaging	5.50% (L + 4.50%)	11/26/2026	7,122,923	7,125,809	6,864,717	1.5%
Severin Acquisition, LLC (7)	Diversified Consumer Services	3.45% (L + 3.00%)	8/31/2025	3,711	3,598	3,675	0.0%
Shearer's Foods, LLC (7)	Food Products	4.25% (L + 3.50%)	9/23/2027	1,686,866	1,677,126	1,641,641	0.4%
Smyrna Ready Mix Concrete (5)(7)	Building Products	4.75% (S + CSA + 4.25%)	3/23/2029	7,500,000	7,275,000	7,415,625	1.6%
Sophia, L.P. (5)(7)	Software	4.75% (S + 4.25%)	10/7/2027	2,000,000	1,980,000	1,987,500	0.4%
Sophia, L.P. (7)	Software	4.26% (L + 3.25%)	10/7/2027	4,937,688	4,907,927	4,898,606	1.1%
Sovos Compliance, LLC (8)	Software	5.00% (L + 4.50%)	7/28/2028	3,402,432	3,394,355	3,402,451	0.7%
Specialty Building Products Holdings, LLC (7)(8)	Building Products	4.25% (L + 3.75%)	10/5/2028	10,000,000	9,983,738	9,784,400	2.2%
Springer Nature Deutschland GmbH (4)(7)	Media	3.75% (L + 3.00%)	8/14/2026	2,086,931	2,083,205	2,078,239	0.5%
Summer BC Holdco B LLC (4)(8)	Media	5.50% (L + 4.50%)	12/4/2026	4,975,000	4,981,211	4,954,279	1.1%
Surgery Center Holdings, Inc. (4)(7)	Healthcare Providers and Services	4.50% (L + 3.75%)	9/3/2026	4,702,500	4,682,592	4,673,721	1.0%
Tecta America Corp. (5)(7)(8)	Construction and Engineering	5.00% (L + 4.25%)	4/6/2028	8,650,460	8,632,880	8,585,581	1.9%
The Edelman Financial Engines Centre, LLC (7)	Diversified Financial Services	4.25% (L + 3.50%)	4/7/2028	7,919,765	7,834,455	7,842,231	1.7%
Thryv, Inc. (4)(7)	Professional Services	9.50% (L + 8.50%)	2/18/2026	5,817,010	5,829,073	5,837,922	1.3%
TIBCO Software Inc (7)	Software	4.21% (L + 3.75%)	6/30/2026	2,947,500	2,941,745	2,936,447	0.6%
Tidal Power Holdings, LLC (4)(7)	Independent Power and Renewable Electricity Producers	4.76% (L + 3.75%)	4/1/2027	3,847,833	3,828,756	3,849,045	0.8%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of March 31, 2022
(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(6)	Value	of Net Assets
Tiger Acquisition, LLC (7)	Industrial Conglomerates	3.75% (L + 3.25%)	5/19/2028	2,985,000	2,974,515	2,872,451	0.6%
Titan US Finco, LLC (4)(8)	Media	5.00% (L + 4.00%)	10/6/2028	6,000,000	5,986,370	5,964,990	1.3%
Tosca Services, LLC (7)	Containers and Packaging	4.25% (L + 3.50%)	8/18/2027	6,952,399	6,893,777	6,804,660	1.5%
Traverse Midstream Partners LLC (5)(7)	Oil, Gas and Consumable Fuels	5.25% (S + CSA + 4.25%)	9/27/2024	8,650,175	8,375,823	8,628,550	1.9%
Truck Hero, Inc. (7)	Auto Components	4.00% (L + 3.25%)	1/20/2028	7,033,962	7,025,492	6,833,952	1.5%
U.S. Renal Care, Inc. (7)	Healthcare Providers and Services	6.50% (L + 5.50%)	6/26/2026	497,500	491,207	461,120	0.1%
U.S. Renal Care, Inc. (7)(8)	Healthcare Providers and Services	5.25% (L + 5.00%)	6/26/2026	8,889,025	8,744,777	8,200,125	1.8%
U.S. Silica Company (4)(7)	Metals and Mining	5.00% (L + 4.00%)	4/25/2025	7,923,840	7,754,242	7,809,934	1.7%
UKG Inc. (7)	Software	4.76% (L + 3.75%)	4/8/2026	4,399,724	4,383,464	4,388,725	1.0%
United Airlines, Inc. (4)(7)	Airlines	4.50% (L + 3.75%)	4/21/2028	7,947,331	8,012,684	7,867,301	1.7%
Univision Communications Inc. (7)	Media	4.00% (L + 3.25%)	3/13/2026	4,110,956	4,005,424	4,093,834	0.9%
US Radiology Specialists, Inc., (7)	Healthcare Providers and Services	6.31% (L + 5.25%)	12/10/2027	8,947,575	8,844,796	8,931,738	2.0%
VALKYR Purchaser LLC (5)(7)	Software	4.75% (L + 4.00%)	11/5/2027	2,992,443	2,972,494	2,991,516	0.7%
VeriFone Systems, Inc. (7)	Commercial Services and Supplies	4.50% (L + 4.00%)	8/20/2025	2,969,309	2,931,954	2,932,193	0.6%
Verscend Holding Corp. (7)	Healthcare Technology	4.46% (L + 4.00%)	8/27/2025	6,110,681	6,096,581	6,103,043	1.3%
Vision Solutions, Inc. (7)	IT Services	4.75% (L + 4.00%)	4/24/2028	9,950,000	9,920,920	9,862,938	2.2%
WaterBridge Midstream Operating LLC (7)	Energy Equipment and Services	6.75% (L + 5.75%)	6/22/2026	3,989,770	3,880,272	3,856,990	0.8%
Watlow Electric Manufacturing Company (5)(7)	Electrical Equipment	4.25% (L + 3.75%)	3/2/2028	6,291,886	6,279,848	6,229,974	1.4%
Whatabrands LLC (7)	Hotels, Restaurants and Leisure	3.75% (L + 3.25%)	7/21/2028	2,394,000	2,383,197	2,368,324	0.5%
White Cap Buyer LLC (7)(8)	Building Products	4.25% (S + 3.75%)	10/8/2027	6,942,349	6,932,630	6,880,145	1.5%
Wilsonart LLC (5)(7)(8)	Building Products	4.25% (L + 3.25%)	12/18/2026	9,924,561	9,876,236	9,692,425	2.1%
Zelis Cost Management Buyer, Inc. (7)	Healthcare Technology	3.73% (L + 3.50%)	9/30/2026	4,780,611	4,773,704	4,740,693	1.0%
Total First Lien Senior Secured				1,011,576,939	$1,003,594,964	$997,501,422	219.6%

Second Lien Senior Secured(2)
American Rock Salt Company LLC	Metals and Mining	8.00% (L + 7.25%)	6/4/2029	2,750,000	2,777,187	2,708,750	0.7%
ARC Falcon I Inc. (7)	Chemicals	7.50% (L + 7.00%)	9/24/2029	2,000,000	1,981,461	1,945,000	0.4%
Artera Services, LLC (7)	Construction and Engineering	8.26% (L + 7.25%)	3/6/2026	7,810,000	7,442,700	7,458,550	1.6%
Aruba Investments, Inc. (7)	Chemicals	8.50% (L + 7.75%)	10/27/2028	2,350,000	2,316,800	2,338,250	0.5%
Asurion, LLC (7)	Insurance	5.71% (L + 5.25%)	1/19/2029	6,000,000	5,962,712	5,874,390	1.3%
Curium BidCo S.a r.l. (4)	Pharmaceuticals	8.76% (L + 7.75%)	10/27/2028	3,000,000	3,051,867	2,973,750	0.7%
DCert Buyer, Inc. (7)	IT Services	7.46% (L + 7.00%)	2/19/2029	1,500,000	1,497,453	1,486,560	0.3%
Delta Topco, Inc.	IT Services	8.00% (L + 7.25%)	10/6/2028	3,435,618	3,473,996	3,389,803	0.7%
Energy Acquisition LP (5)	Electrical Equipment	8.95% (L + 8.50%)	6/25/2026	2,812,400	2,720,197	2,467,881	0.5%
Epicor Software Corporation (5)(7)	Software	8.75% (L + 7.75%)	7/31/2028	3,000,000	3,042,553	3,071,250	0.7%
Help/Systems Holdings, Inc.	Software	7.50% (L + 6.75%)	11/19/2027	3,656,217	3,664,964	3,619,655	0.8%
Idera, Inc.	IT Services	7.50% (L + 6.75%)	2/5/2029	5,000,000	5,031,936	4,937,500	1.1%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of March 31, 2022
(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(6)	Value	of Net Assets
Infinite Bidco LLC (7)	Electronic Equipment, Instruments and Components	7.51% (L + 7.00%)	2/24/2029	2,729,999	2,725,308	2,702,699	0.6%
Inmar, Inc. (7)	Professional Services	9.01% (L + 8.00%)	5/1/2025	5,000,000	5,007,500	4,975,000	1.1%
Ivanti Software, Inc. (5)	Software	7.77% (L + 7.25%)	12/1/2028	3,000,000	3,012,500	2,970,000	0.7%
Magenta Buyer LLC	Software	9.00% (L + 8.25%)	5/3/2029	5,000,000	4,991,142	4,968,750	1.1%
Peraton Corp.	Aerospace and Defense	8.50% (L + 7.75%)	2/26/2029	2,912,425	2,975,822	2,901,504	0.6%
Pretium PKG Holdings, Inc. (7)	Containers and Packaging	7.25% (L + 6.75%)	9/21/2029	2,000,000	1,981,527	1,948,340	0.4%
Quest Software US Holdings Inc.	Software	8.15% (S + CSA + 7.50%)	1/18/2030	3,000,000	2,956,377	2,919,390	0.6%
TIBCO Software Inc	Software	7.71% (L + 7.25%)	2/28/2028	2,500,000	2,509,363	2,499,488	0.6%
Vision Solutions, Inc.	IT Services	8.00% (L + 7.25%)	4/23/2029	3,500,000	3,508,577	3,451,438	0.8%
Total Second Lien Senior Secured				72,956,659	72,631,942	71,607,948	15.8%

Corporate Bonds
KOBE US Midco 2 Inc	Chemicals	9.25%	11/1/2026	1,900,000	1,882,104	1,852,500	0.4%
Total Corporate Bonds				1,900,000	1,882,104	1,852,500	0.4%

Total Debt Investments				1,086,433,598	$1,078,109,010	$1,070,961,870	235.8%

CLO Mezzanine(2)
522 Funding CLO 2020-6, Ltd. (4)	Structured Note	8.30% (L + 8.04%)	10/23/2034	2,800,000	2,719,136	2,705,973	0.6%
Barings CLO Ltd (4)	Structured Note	7.00% (L + 6.75%)	1/20/2028	2,000,000	1,925,429	1,860,617	0.4%
Carlyle US CLO 2020-2, Ltd (4)	Structured Note	8.79% (L + 8.53%)	1/25/2035	4,000,000	3,882,828	3,822,530	0.8%
Elmwood CLO III Ltd. (4)	Structured Note	7.99% (L + 7.74%)	10/20/2034	2,000,000	1,922,551	1,821,997	0.4%
GoldenTree Loan Management US 2020-7A (4)	Structured Note	8.04% (L + 7.75%)	4/20/2034	2,000,000	1,888,373	1,887,243	0.4%
GoldenTree Loan Management US 2021-10A (4)	Structured Note	8.04% (L + 7.79%)	7/20/2034	1,250,000	1,214,417	1,161,872	0.3%
GoldenTree Loan Management US 2021-9A (4)	Structured Note	7.00% (L + 6.75%)	1/20/2033	2,000,000	1,889,048	1,795,131	0.4%
Magnetite CLO Ltd 2015-16A (4)	Structured Note	6.74% (L + 6.50%)	1/18/2028	1,000,000	818,557	939,777	0.2%
Thayer Park CLO, Ltd. (4)	Structured Note	9.12% (L + 8.87%)	4/20/2034	1,300,000	1,260,004	1,239,191	0.3%
Total CLO Mezzanine				18,350,000	17,520,343	17,234,331	3.8%

CLO Equity
Ares CLO LTD 2021-62A (4)	Structured Subordinated Note	NA	1/25/2034	5,000,000	4,620,000	4,668,503	1.0%
Dryden 86 CLO, Ltd. (4)	Structured Subordinated Note	NA	7/17/2030	6,000,000	4,561,864	4,310,577	0.9%
Highbridge Loan Management Ltd 12A-2018 (4)	Structured Subordinated Note	NA	7/18/2031	7,500,000	4,431,000	4,444,190	1.0%
Long Point Park CLO, Ltd. (4)	Structured Subordinated Note	NA	1/17/2030	6,358,000	4,157,809	4,171,972	0.8%
Mariner CLO 2017-4A LLC (4)	Structured Subordinated Note	NA	10/26/2034	5,000,000	2,556,250	2,638,839	0.6%
Regatta XII Funding Ltd. (4)	Structured Subordinated Note	NA	10/15/2032	6,000,000	4,593,213	4,622,717	1.0%
Stratus CLO Series 2021-1A (4)	Structured Subordinated Note	NA	12/29/2029	2,000,000	1,743,200	1,713,000	0.5%
Total CLO Equity				37,858,000	26,663,336	26,569,798	5.8%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of March 31, 2022
(Unaudited)

				Number of		Fair	Percentage
				Shares	Cost	Value	of Net Assets
Equity Investments
Custom Truck One Source Inc (4)(10)	Commercial Services and Supplies	NA	NA	100,000	500,000	839,000	0.2%
Total Equity Investments				100,000	500,000	839,000	0.2%
Total Equity and Other Investments				56,308,000	$44,683,679	$44,643,129	9.8%

				Number of		Fair	Percentage
				Shares	Cost	Value	of Net Assets
Short-Term Investments
Fidelity Investments Money Market Government Portfolio - Institutional Class, 0.01% (9)				46,790,191	46,790,191	46,790,191	10.3%
Total Short-Term Investments				46,790,191	$46,790,191	$46,790,191	10.3%

Total Investments					$1,169,582,880	$1,162,395,190	255.9%
Liabilities in Excess of Other Assets						(708,204,602)	(155.9)%
Net Assets						$454,190,588	100.0%

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(2)	Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), the Secured Overnight Financing Rate (“SOFR” or “S”) plus a credit spread adjustment (“CSA,” and together, “S+CSA”), where the Credit Spread Adjustment is a defined additional spread amount based on the tenor of SOFR the borrower selects, or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. For the holdings as of March 31, 2022 that have S+CSA as the base rate, the CSA is 0.10% (10bp) for one-month SOFR, 0.15% (15bp) for three-month SOFR, and 0.25% (25bp) for six-month SOFR. For the avoidance of doubt, loan floors apply to S+CSA, not S.
(3)	As of March 31, 2022, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
(4)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company's total assets. As of March 31, 2022, 14.0% of the Company's total assets were in non-qualifying investments.
(5)	Investments or a portion of investments are unsettled as of March 31, 2022.
(6)	As of March 31, 2022, the tax cost of the Company's investments approximates their amortized cost.
(7)	Security or portion thereof held within Palmer Square BDC Funding I, LLC ("PS BDC Funding") and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Bank of America, N.A. ("BofA N.A.") (see Note 6 to the consolidated financial statements).
(8)	Security or portion thereof held within Palmer Square BDC Funding II, LLC ("PS BDC Funding II") and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Wells Fargo Bank, National Association ("WFB") (see Note 6 to the consolidated financial statements).
(9)	7-day effective yield as of March 31, 2022.
(10)	Securities acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2022, the aggregate fair value of these securities is $0.8mm or 0.2% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
Custom Truck One Source Inc	Common Stock	4/1/2021

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2021

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(6)	Value	of Net Assets
Debt Investments
First Lien Senior Secured(2)
AAdvantage Loyalty IP Ltd. (4)(7)	Airlines	5.50% (L + 4.75%)	4/20/2028	3,500,000	$3,466,993	$3,632,808	0.7%
AccentCare, Inc. (7)	Healthcare Providers and Services	4.18% (L + 4.00%)	6/22/2026	6,030,750	6,033,232	6,019,443	1.2%
Acrisure, LLC (7)	Insurance	3.63% (L + 3.50%)	2/12/2027	5,902,424	5,887,108	5,846,351	1.2%
Acrisure, LLC (7)	Insurance	4.75% (L + 4.25%)	2/15/2027	5,050,000	5,012,608	5,056,313	1.0%
AHP Health Partners, Inc. (7)	Healthcare Equipment and Supplies	4.00% (L + 3.50%)	8/4/2028	2,992,500	2,978,139	2,997,183	0.6%
AI Aqua Merger Sub, Inc., (5)(7)(8)	Food Products	4.50% (L + 4.00%)	6/16/2028	6,993,333	6,996,036	7,021,412	1.6%
Aimbridge Acquisition Co., Inc. (7)	Hotels, Restaurants and Leisure	3.84% (L + 3.75%)	2/2/2026	4,987,245	4,873,305	4,887,500	1.1%
Air Methods Corporation (7)	Aerospace and Defense	4.50% (L + 3.50%)	4/12/2024	4,973,958	4,912,811	4,737,695	1.0%
Alliant Holdings Intermediate LLC (7)	Insurance	4.00% (L + 3.50%)	11/5/2027	5,985,000	5,977,585	5,986,077	1.3%
Allied Universal Holdco LLC (7)	Professional Services	4.25% (L + 3.75%)	4/7/2028	6,982,500	6,976,936	6,968,570	1.5%
Alterra Mountain Company (7)	Hotels, Restaurants and Leisure	4.00% (L + 3.50%)	8/31/2028	1,992,263	1,979,085	1,992,263	0.4%
Amentum Government Services Holdings LLC (7)	Aerospace and Defense	3.60% (L + 3.50%)	2/26/2027	4,432,500	4,208,252	4,375,720	1.0%
Amentum Government Services Holdings LLC (7)	Aerospace and Defense	5.50% (L + 4.75%)	1/29/2027	1,488,750	1,463,719	1,491,541	0.3%
American Airlines, Inc. (4)(7)	Airlines	2.11% (L + 2.00%)	12/15/2023	1,979,167	1,934,458	1,943,403	0.4%
American Airlines, Inc. (4)(7)	Airlines	1.85% (L + 1.75%)	6/27/2025	2,000,000	1,900,671	1,901,250	0.4%
American Rock Salt Company LLC (7)	Metals and Mining	4.75% (L + 4.00%)	6/9/2028	4,975,000	4,963,324	4,968,781	1.1%
Amynta Agency Borrower, Inc. (7)	Insurance	4.60% (L + 4.50%)	2/28/2025	8,929,545	8,774,227	8,912,847	2.0%
AP Gaming I, LLC (7)	Hotels, Restaurants and Leisure	4.50% (L + 3.50%)	2/15/2024	6,831,409	6,817,784	6,803,639	1.5%
Applovin Corporation (4)(7)	Software	3.50% (L + 3.00%)	10/20/2028	2,493,750	2,487,556	2,492,964	0.6%
Aptean Inc (5)(7)(8)	Software	4.35% (L + 4.25%)	4/23/2026	7,886,443	7,889,119	7,865,505	1.7%
AQA Acquisition Holding, Inc. (7)	Software	4.75% (L + 4.25%)	11/19/2027	2,985,000	2,971,382	2,988,119	0.7%
ARC Falcon I Inc. (7)	Chemicals	4.25% (L + 3.75%)	8/31/2028	4,363,057	4,338,582	4,363,232	1.0%
Arches Buyer Inc. (7)	Leisure Products	3.75% (L + 3.25%)	12/6/2027	4,950,000	4,906,378	4,923,419	1.1%
Aristocrat International PTY Ltd (4)(5)(7)(8)	Hotels, Restaurants and Leisure	4.75% (L + 3.75%)	10/31/2024	4,949,874	4,923,279	4,979,276	1.1%
Aruba Investments Holdings, LLC (7)	Chemicals	4.75% (L + 4.00%)	10/28/2027	1,488,769	1,476,015	1,492,491	0.3%
Ascend Learning, LLC (5)(7)	Professional Services	4.00% (L + 3.50%)	11/18/2028	7,500,000	7,462,500	7,498,463	1.7%
AssuredPartners, Inc. (7)	Insurance	4.00% (L + 3.50%)	2/12/2027	6,461,337	6,451,803	6,460,336	1.4%
Athenahealth, Inc. (7)	Healthcare Equipment and Supplies	4.40% (L + 4.25%)	2/11/2026	5,272,356	5,244,158	5,279,606	1.2%
Autokiniton US Holdings, Inc. (7)(8)	Auto Components	5.00% (L + 4.50%)	3/27/2028	8,216,855	8,226,508	8,239,739	1.8%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2021

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(6)	Value	of Net Assets
Avaya Inc. (4)(7)	Diversified Telecommunication Services	4.11% (L + 4.00%)	12/15/2027	1,600,000	1,600,000	1,601,304	0.4%
Avaya Inc. (4)(5)(7)	Diversified Telecommunication Services	4.36% (L + 4.25%)	12/15/2027	4,939,059	4,800,270	4,960,174	1.1%
Aveanna Healthcare LLC (4)(7)	Healthcare Providers and Services	4.25% (L + 3.75%)	6/30/2028	3,237,170	3,232,811	3,225,054	0.7%
Azalea TopCo, Inc. (7)	Healthcare Technology	3.63% (L + 3.50%)	7/23/2026	3,922,262	3,885,223	3,910,005	0.9%
Barracuda Networks, Inc. (7)	IT Services	4.50% (L + 3.75%)	1/10/2025	3,979,022	3,978,706	3,996,430	0.9%
BCP Raptor, LLC (5)(7)	Oil, Gas and Consumable Fuels	5.25% (L + 4.25%)	6/7/2024	5,968,265	5,915,310	5,970,354	1.3%
BCP Renaissance Parent L.L.C. (5)(7)	Oil, Gas and Consumable Fuels	4.50% (L + 3.50%)	10/31/2024	7,648,566	7,629,890	7,642,600	1.7%
Belfor Holdings Inc. (7)	Commercial Services and Supplies	3.85% (L + 3.75%)	3/31/2026	2,945,882	2,837,141	2,953,247	0.7%
Boxer Parent Company, Inc. (7)	Software	3.88% (L + 3.75%)	10/2/2025	2,992,266	2,713,403	2,977,304	0.7%
Caesars Resort Collection, LLC (4)(7)	Hotels, Restaurants and Leisure	3.60% (L + 3.50%)	7/31/2025	2,962,500	2,895,715	2,968,425	0.7%
Castle US Holding Corporation (8)	Professional Services	3.88% (L + 3.75%)	1/27/2027	1,991,579	1,981,844	1,976,642	0.4%
Castle US Holding Corporation (8)	Professional Services	4.75% (L + 4.00%)	1/31/2027	2,981,250	2,926,408	2,978,761	0.7%
CCI Buyer, Inc. (5)(7)(8)	Wireless Telecommunication Services	4.50% (L + 3.75%)	12/31/2027	6,864,444	6,856,831	6,880,369	1.5%
CCS-CMGC Holdings, Inc. (7)	Healthcare Providers and Services	5.63% (L + 5.50%)	10/1/2025	5,411,500	5,342,101	5,349,781	1.2%
CHG Healthcare Services, Inc (7)	Healthcare Providers and Services	4.00% (L + 3.50%)	9/22/2028	7,980,000	7,941,694	7,990,973	1.8%
Connectwise LLC (7)	IT Services	4.00% (L + 3.50%)	9/29/2028	8,000,000	7,986,895	7,991,440	1.8%
Consolidated Communications, Inc. (4)(7)	Diversified Telecommunication Services	4.25% (L + 3.50%)	10/2/2027	1,428,009	1,409,815	1,427,788	0.3%
ConvergeOne Holdings Corp. (7)(8)	IT Services	5.10% (L + 5.00%)	3/31/2026	9,941,326	9,736,805	9,758,058	2.2%
Corelogic, Inc. (7)	Internet Software and Services	4.00% (L + 3.50%)	4/14/2028	7,980,000	7,973,450	7,983,990	1.8%
CP Atlas Buyer, Inc (7)	Building Products	4.25% (L + 3.75%)	11/23/2027	4,962,827	4,921,475	4,947,939	1.1%
Creation Technologies, Inc. (8)	Electronic Equipment, Instruments and Components	6.00% (L + 5.50%)	9/14/2028	5,000,000	4,927,276	4,968,750	1.1%
Curia Global, Inc. (7)	Healthcare Providers and Services	4.50% (L + 3.75%)	8/30/2026	4,899,295	4,880,965	4,911,543	1.1%
DCert Buyer, Inc. (7)	IT Services	4.10% (L + 4.00%)	8/7/2026	7,916,022	7,916,047	7,911,075	1.7%
Deerfield Dakota Holding, LLC (7)	Diversified Financial Services	4.75% (L + 3.75%)	2/25/2027	4,925,000	4,862,889	4,936,943	1.1%
Delek US Holdings, Inc. (4)(7)	Oil, Gas and Consumable Fuels	6.50% (L + 5.50%)	3/31/2025	2,358,000	2,239,637	2,366,253	0.5%
Delta Topco, Inc. (7)	IT Services	4.50% (L + 3.75%)	10/29/2027	6,972,481	6,966,632	6,988,692	1.5%
Digi International Inc. (5)(8)	Technology Hardware, Storage and Peripherals	5.50% (L + 5.00%)	12/22/2028	6,250,000	6,125,000	6,199,219	1.4%
DIRECTV Financing, LLC (7)	Media	5.75% (L + 5.00%)	8/2/2027	5,865,000	5,816,327	5,877,962	1.3%
Dotdash Meredith, Inc. (7)	Media	4.50% (C + SCA + 4.00%)	11/23/2028	10,000,000	9,991,795	10,018,750	2.2%
EAB Global, Inc. (7)	Professional Services	4.00% (L + 3.50%)	6/28/2028	5,000,000	4,975,872	4,979,175	1.1%
ECI Software Solutions, Inc. (7)	Software	4.50% (L + 3.75%)	9/30/2027	6,934,975	6,907,467	6,946,903	1.5%
ECL Entertainment, LLC (8)	Hotels, Restaurants and Leisure	8.25% (L + 7.50%)	3/31/2028	1,990,000	2,033,092	2,029,800	0.4%
EFS Cogen Holdings I LLC (5)(7)(8)	Independent Power and Renewable Electricity Producers	4.50% (L + 3.50%)	10/29/2027	7,700,229	7,708,062	7,603,977	1.7%
Endurance International Group, Inc. (7)	Professional Services	4.25% (L + 3.50%)	2/10/2028	3,233,750	3,219,247	3,211,017	0.7%
Ensemble RCM, LLC (7)	Healthcare Technology	3.88% (L + 3.75%)	7/24/2026	5,748,280	5,659,044	5,753,654	1.3%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2021

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(6)	Value	of Net Assets
Enterprise Development Authority (8)	Hotels, Restaurants and Leisure	5.00% (L + 4.25%)	2/18/2028	1,974,359	1,974,359	1,975,188	0.4%
Epicor Software Corporation (7)	Software	4.00% (L + 3.25%)	6/1/2022	3,950,000	3,930,702	3,952,034	0.9%
Excelitas Technologies Corp. (7)	Industrial Conglomerates	4.50% (L + 3.50%)	12/2/2024	1,989,637	1,989,637	1,999,585	0.4%
Filtration Group Corporation (7)	Industrial Conglomerates	4.00% (L + 3.50%)	10/20/2028	3,990,000	3,980,185	3,990,838	0.9%
Flexera Software LLC (7)(8)	Software	4.50% (L + 3.75%)	1/26/2028	8,959,368	8,935,714	8,976,794	2.0%
Generation Bridge Acquisition, LLC (5)(8)	Electric Utilities	5.75% (L + 5.00%)	8/6/2028	196,262	196,262	197,243	0.0%
Generation Bridge Acquisition, LLC (5)(8)	Electric Utilities	5.75% (L + 5.00%)	8/6/2028	2,803,738	2,803,738	2,817,757	0.6%
Getty Images, Inc. (7)(8)	Media	4.63% (L + 4.50%)	2/13/2026	7,961,137	7,984,386	7,982,711	1.8%
GFL Environmental Inc. (4)(7)	Commercial Services and Supplies	3.50% (L + 3.00%)	5/30/2025	2,596,036	2,521,808	2,605,771	0.6%
Global Medical Response, Inc. (7)	Healthcare Providers and Services	5.25% (L + 4.25%)	9/24/2025	8,938,653	8,882,000	8,914,071	2.0%
Grab Holdings Inc (4)(5)(7)	IT Services	5.50% (L + 4.50%)	2/27/2026	4,962,488	5,027,425	4,989,359	1.1%
Great Outdoors Group, LLC (7)	Specialty Retail	4.50% (L + 3.75%)	3/6/2028	7,078,634	7,045,910	7,095,587	1.6%
Grinding Media Inc. (8)	Metals and Mining	4.75% (L + 4.00%)	9/21/2028	4,987,500	4,963,517	4,990,617	1.1%
HAH Group Holding Company LLC (7)	Healthcare Providers and Services	6.00% (L + 5.00%)	10/20/2027	3,525,086	3,479,561	3,526,549	0.8%
HAH Group Holding Company LLC (7)	Healthcare Providers and Services	6.00% (L + 5.00%)	10/22/2027	446,034	440,286	446,220	0.1%
Hamilton Projects Acquiror LLC (7)(8)	Independent Power and Renewable Electricity Producers	5.50% (L + 4.50%)	6/11/2027	9,794,600	9,741,768	9,807,872	2.2%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2021

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(6)	Value	of Net Assets
Harbor Freight Tools USA, Inc. (7)	Specialty Retail	3.25% (L + 2.75%)	10/19/2027	3,465,000	3,435,680	3,462,176	0.8%
Help/Systems Holdings, Inc. (7)	Software	4.75% (L + 4.00%)	11/19/2026	6,919,736	6,874,074	6,909,633	1.5%
HUB International Limited (7)	Insurance	4.00% (L + 3.25%)	4/25/2025	3,940,125	3,892,565	3,944,834	0.9%
Hyland Software, Inc. (7)	Software	4.25% (L + 3.50%)	7/1/2024	4,956,580	4,955,729	4,981,363	1.1%
Hyperion Refinance S.a.r.l. (4)(7)	Insurance	4.00% (L + 3.25%)	11/12/2027	6,162,429	6,103,569	6,143,171	1.4%
Idera, Inc. (7)	IT Services	4.50% (L + 3.75%)	6/28/2028	9,899,189	9,852,953	9,903,841	2.2%
IMA Financial Group, Inc. (8)	Insurance	4.25% (L + 3.75%)	10/16/2028	5,000,000	4,975,043	4,991,650	1.1%
Infinite Bidco LLC (7)	Electronic Equipment, Instruments and Components	4.25% (L + 3.75%)	3/2/2028	4,975,000	4,956,124	4,967,239	1.1%
Inmar, Inc. (7)(8)	Professional Services	5.00% (L + 4.00%)	5/1/2024	7,925,407	7,891,920	7,929,568	1.8%
IRB Holding Corporation (7)	Hotels, Restaurants and Leisure	4.25% (L + 3.25%)	11/19/2027	6,952,443	6,947,309	6,962,212	1.5%
Ivanti Software, Inc. (7)	Software	4.75% (L + 4.00%)	12/1/2027	992,500	990,203	988,987	0.2%
Ivanti Software, Inc. (5)(7)	Software	5.00% (L + 4.25%)	12/1/2027	6,975,000	6,921,420	6,994,600	1.5%
Jack Ohio Finance LLC (8)	Hotels, Restaurants and Leisure	5.50% (L + 4.75%)	10/31/2028	5,000,000	5,002,417	4,996,900	1.1%
Kestrel Acquisition LLC (7)	Independent Power and Renewable Electricity Producers	5.25% (L + 4.25%)	5/2/2025	6,914,055	6,212,084	6,347,967	1.4%
Kleopatra Finco S.a.r.l (4)(7)	Containers and Packaging	5.25% (L + 4.75%)	2/4/2026	1,985,000	1,976,611	1,937,856	0.4%
Landry's Finance Acquisition Co	Hotels, Restaurants and Leisure	13.00% (L + 12.00%)	10/4/2023	18,875	18,450	20,291	0.0%
LBM Acquisition LLC (5)(7)(8)	Building Products	4.50% (L + 3.75%)	12/31/2027	5,472,028	5,436,335	5,431,425	1.2%
Life Time, Inc. (4)(7)	Hotels, Restaurants and Leisure	5.75% (L + 4.75%)	12/10/2024	1,451,838	1,451,195	1,463,337	0.3%
Lifescan Global Corporation (5)(7)	Healthcare Equipment and Supplies	6.13% (L + 6.00%)	10/1/2024	6,744,535	6,702,882	6,607,857	1.5%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2021

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(6)	Value	of Net Assets
Lightstone Holdco, LLC	Independent Power and Renewable Electricity Producers	4.75% (L + 3.75%)	1/30/2024	1,609,237	1,379,571	1,367,304	0.3%
Lightstone Holdco, LLC	Independent Power and Renewable Electricity Producers	4.75% (L + 3.75%)	1/30/2024	90,763	77,809	77,118	0.0%
Lions Gate Capital Holdings LLC (4)(7)	Media	2.35% (L + 2.25%)	3/19/2025	976,423	951,495	971,136	0.2%
LogMeIn, Inc. (7)	IT Services	4.86% (L + 4.75%)	8/31/2027	6,444,950	6,365,479	6,418,074	1.4%
Lucid Energy Group II Borrower, LLC (7)	Oil, Gas and Consumable Fuels	5.00% (L + 4.25%)	11/22/2028	7,000,000	6,930,663	6,926,500	1.5%
Magenta Buyer LLC (7)	Software	5.75% (L + 5.00%)	5/3/2028	5,486,250	5,436,630	5,480,243	1.2%
McAfee, LLC (4)(7)	Software	3.84% (L + 3.75%)	9/30/2024	3,040,646	3,031,471	3,046,910	0.7%
Medical Solutions L.L.C. (8)	Healthcare Providers and Services	4.00% (L + 3.50%)	10/6/2028	4,200,000	4,175,369	4,200,900	0.9%
MetroNet Systems Holdings, LLC (7)(8)	Diversified Telecommunication Services	4.50% (L + 3.75%)	5/26/2028	4,975,031	4,969,084	4,983,738	1.1%
Michael Baker International, LLC (8)	Construction and Engineering	5.75% (L + 5.00%)	11/2/2028	6,250,000	6,187,892	6,312,500	1.4%
Micro Holding Corp. (7)	IT Services	4.75% (L + 3.75%)	9/13/2024	9,962,265	9,905,089	9,995,490	2.2%
Midwest Veterinary Partners, LLC (5)(7)	Healthcare Providers and Services	4.75% (L + 4.00%)	4/27/2028	9,987,500	9,888,421	9,962,531	2.2%
Milano Acquisition Corporation (7)	Healthcare Providers and Services	4.75% (L + 4.00%)	8/31/2027	4,953,722	4,905,503	4,972,917	1.1%
Minotaur Acquisition, Inc. (7)(8)	Diversified Financial Services	4.84% (L + 4.75%)	3/27/2026	9,060,468	9,048,923	9,026,491	2.0%
Mitchell International, Inc. (7)	Professional Services	4.25% (L + 3.75%)	10/16/2028	10,000,000	9,926,431	9,956,250	2.2%
MLN US HoldCo LLC (7)	Diversified Telecommunication Services	4.60% (L + 4.50%)	12/31/2025	4,069,042	3,993,846	3,942,352	0.9%
Moneygram International, Inc. (4)(7)	Diversified Consumer Services	5.00% (L + 4.50%)	7/21/2026	7,200,000	7,175,766	7,211,268	1.6%
National Mentor Holdings, Inc. (7)	Healthcare Providers and Services	4.50% (L + 3.75%)	2/18/2028	9,227,133	9,201,152	9,136,594	2.0%
National Mentor Holdings, Inc. (7)	Healthcare Providers and Services	4.50% (L + 3.75%)	2/18/2028	291,993	291,126	289,256	0.1%
Navicure, Inc. (7)	Healthcare Technology	4.10% (L + 4.00%)	10/22/2026	4,673,381	4,675,564	4,675,320	1.0%
Nexus Buyer LLC (7)	Professional Services	3.85% (L + 3.75%)	10/30/2026	6,996,379	6,924,176	6,973,886	1.5%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2021

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(6)	Value	of Net Assets
NMSC Holdings, Inc. (7)	Healthcare Providers and Services	6.00% (L + 5.00%)	4/19/2023	8,442,209	8,421,850	8,444,319	1.9%
NorthStar Group Services, Inc. (5)(7)(8)	Commercial Services and Supplies	6.50% (L + 5.50%)	11/9/2026	8,879,759	8,843,367	8,910,306	2.0%
NSM Top Holdings Corp. (7)	Healthcare Equipment and Supplies	5.35% (L + 5.25%)	11/12/2026	4,987,277	4,962,950	4,987,277	1.1%
OneDigital Borrower LLC (7)	Insurance	4.75% (C + SCA + 4.25%)	11/16/2027	9,970,938	9,852,427	9,964,706	2.2%
Orchid Merger Sub II, LLC (5)(7)	Software	5.25% (L + 4.75%)	5/12/2027	3,500,000	3,290,000	3,360,000	0.7%
Oregon Clean Energy, LLC (7)	Independent Power and Renewable Electricity Producers	4.75% (L + 3.75%)	3/2/2026	4,887,891	4,779,206	4,503,850	1.0%
Pactiv Evergreen Group Holdings Inc. (4)(7)	Containers and Packaging	4.00% (L + 3.50%)	9/22/2028	2,992,500	2,978,041	2,992,500	0.7%
Padagis LLC (7)	Pharmaceuticals	5.25% (L + 4.75%)	7/31/2028	6,588,235	6,550,008	6,567,647	1.5%
Pathway Vet Alliance LLC (7)	Healthcare Providers and Services	3.85% (L + 3.75%)	3/31/2027	4,941,089	4,876,527	4,931,824	1.1%
PECF USS Intermediate Holding III Corporation (5)(8)	Professional Services	4.75% (L + 4.25%)	11/6/2028	5,000,000	4,987,500	5,011,625	1.1%
Peraton Corp. (7)(8)	IT Services	4.50% (L + 3.75%)	2/1/2028	8,952,437	8,951,088	8,971,595	2.0%
PetVet Care Centers, LLC (7)	Healthcare Providers and Services	4.25% (L + 3.50%)	2/14/2025	6,938,175	6,923,597	6,945,980	1.5%
Phoenix Guarantor Inc. (7)	Healthcare Providers and Services	3.60% (L + 3.50%)	3/5/2026	4,950,094	4,910,625	4,936,481	1.1%
PODS, LLC (7)	Road and Rail	3.75% (L + 3.00%)	3/31/2028	1,985,025	1,975,873	1,980,747	0.4%
PQ Performance Chemicals (7)	Chemicals	4.25% (L + 3.50%)	4/28/2028	5,000,000	4,997,651	5,012,500	1.1%
Prairie ECI Acquiror LP (7)	Oil, Gas and Consumable Fuels	4.85% (L + 4.75%)	3/11/2026	7,182,326	6,969,074	6,962,870	1.5%
Presidio Holdings, Inc. (7)	Professional Services	3.61% (L + 3.50%)	1/31/2027	2,364,000	2,334,043	2,366,222	0.5%
Pretium PKG Holdings, Inc. (8)	Containers and Packaging	4.50% (L + 4.00%)	9/22/2028	5,000,000	4,976,019	4,997,200	1.1%
Prime Security Services Borrower, LLC (4)(7)	Diversified Consumer Services	3.50% (L + 2.75%)	5/2/2022	1,782,584	1,771,416	1,782,985	0.4%
Project Alpha Intermediate Holding, Inc. (7)	Software	4.11% (L + 4.00%)	4/26/2024	5,916,866	5,897,864	5,933,522	1.3%
Project Boost Purchaser, LLC (7)	Professional Services	4.00% (L + 3.50%)	6/1/2026	5,970,000	5,955,902	5,977,463	1.3%
Proofpoint, Inc. (7)	IT Services	3.75% (L + 3.25%)	6/9/2028	5,000,000	4,976,654	4,987,125	1.1%
PS Holdco, LLC (8)	Road and Rail	5.00% (L + 4.25%)	10/31/2028	4,987,500	4,963,067	4,996,852	1.1%
PT Intermediate Holdings III LLC (8)	Machinery	6.25% (L + 5.50%)	10/15/2025	2,320,000	2,296,800	2,308,400	0.5%
PT Intermediate Holdings III LLC (8)	Machinery	6.25% (L + 5.50%)	11/1/2028	1,536,150	1,520,799	1,528,469	0.3%
Quest Software US Holdings Inc (7)	Software	4.38% (L + 4.25%)	5/16/2025	6,934,002	6,926,135	6,936,637	1.5%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2021

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(6)	Value	of Net Assets
Radiate Holdco, LLC (7)	Media	4.00% (L + 3.25%)	9/25/2026	3,000,000	2,992,599	2,993,760	0.7%
Radiology Partners, Inc. (7)	Healthcare Providers and Services	4.35% (L + 4.25%)	7/9/2025	6,000,000	5,991,169	5,924,190	1.3%
RC Buyer, Inc. (7)	Auto Components	4.25% (L + 3.50%)	7/28/2028	2,094,750	2,089,576	2,093,450	0.5%
RealPage, Inc. (5)(7)	Real Estate Management and Development	3.75% (L + 3.25%)	2/18/2028	6,982,500	6,971,036	6,970,525	1.5%
Red Planet Borrower, LLC (7)	Internet Software and Services	4.25% (L + 3.75%)	10/2/2028	7,980,000	7,940,911	7,948,080	1.8%
Redstone Holdco 2 LP (7)(8)	IT Services	5.50% (L + 4.75%)	4/14/2028	7,980,000	7,924,198	7,645,838	1.7%
RegionalCare Hospital Partners Holdings, Inc. (5)(7)	Healthcare Providers and Services	3.85% (L + 3.75%)	11/14/2025	5,028,873	5,019,995	5,031,363	1.1%
Rocket Software, Inc. (7)	Software	4.75% (L + 4.25%)	11/28/2025	4,982,481	4,956,315	4,983,104	1.1%
Rodan & Fields, LLC (7)	Textiles, Apparel and Luxury Goods	4.11% (L + 4.00%)	6/16/2025	1,732,051	1,524,775	974,279	0.2%
Rohm Holding GMBH (4)(7)(8)	Chemicals	4.90% (L + 4.75%)	7/31/2026	8,936,606	8,917,170	8,940,314	2.0%
RSC Acquisition, Inc. (8)	Insurance	6.25% (L + 5.50%)	10/30/2026	1,731,928	1,714,630	1,729,763	0.4%
RSC Acquisition, Inc. (8)(10)	Insurance	6.25% (L + 5.50%)	10/30/2026	527,108	489,464	522,402	0.1%
RSC Acquisition, Inc. (8)	Insurance	6.25% (L + 5.50%)	9/30/2026	753,012	745,646	752,070	0.2%
Runner Buyer Inc. (8)	Household Durables	6.25% (L + 5.50%)	10/20/2028	5,000,000	4,950,645	4,950,000	1.1%
Ryan Specialty Group LLC (4)(7)	Insurance	3.75% (L + 3.00%)	9/1/2027	1,975,000	1,962,730	1,978,209	0.4%
Sabert Corporation (7)(8)	Containers and Packaging	5.50% (L + 4.50%)	11/26/2026	7,122,923	7,125,462	7,131,862	1.6%
Severin Acquisition, LLC (7)	Diversified Consumer Services	3.10% (L + 3.00%)	8/31/2025	3,721	3,599	3,708	0.0%
Shearer's Foods, LLC (7)	Food Products	4.25% (L + 3.50%)	9/23/2027	1,691,137	1,680,722	1,688,312	0.4%
Sophia, L.P. (7)	Software	4.25% (L + 3.50%)	10/7/2027	4,950,094	4,918,451	4,954,425	1.1%
Sotera Health Holdings, LLC (7)	Healthcare Equipment and Supplies	3.25% (L + 2.75%)	12/11/2026	4,000,000	4,000,000	3,990,620	0.9%
Sovos Compliance, LLC (8)	Software	5.00% (L + 4.50%)	7/28/2028	3,410,959	3,402,432	3,426,279	0.8%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2021

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(6)	Value	of Net Assets
Specialty Building Products Holdings, LLC (5)(7)(8)	Building Products	4.25% (L + 3.75%)	10/5/2028	10,000,000	10,016,507	9,986,537	2.2%
Springer Nature Deutschland GmbH (4)(7)	Media	3.75% (L + 3.00%)	8/14/2026	2,086,931	2,082,809	2,091,167	0.5%
Summer BC Holdco B LLC (4)(8)	Media	5.25% (L + 4.50%)	12/4/2026	4,987,500	4,993,734	4,990,617	1.1%
Surf Holdings, LLC (7)	IT Services	3.69% (L + 3.50%)	1/15/2027	1,970,012	1,881,892	1,957,700	0.4%
Surgery Center Holdings, Inc. (7)	Healthcare Providers and Services	4.50% (L + 3.75%)	9/3/2026	4,714,375	4,692,584	4,718,807	1.0%
Talen Energy Supply, LLC (7)	Independent Power and Renewable Electricity Producers	3.85% (L + 3.75%)	6/26/2026	3,866,834	3,675,471	3,450,086	0.8%
Tecta America Corp. (7)(8)	Construction and Engineering	5.00% (L + 4.25%)	4/6/2028	6,172,249	6,180,294	6,183,822	1.4%
The Edelman Financial Engines Centre, LLC (7)	Diversified Financial Services	4.25% (L + 3.50%)	4/7/2028	7,939,714	7,850,378	7,945,193	1.8%
Thryv, Inc. (4)(7)	Professional Services	9.50% (L + 8.50%)	2/18/2026	6,011,096	6,022,690	6,116,290	1.4%
TIBCO Software Inc (7)	Software	3.85% (L + 3.75%)	6/30/2026	2,955,000	2,948,675	2,936,530	0.6%
Tidal Power Holdings, LLC (4)(7)	Independent Power and Renewable Electricity Producers	4.75% (L + 3.75%)	4/1/2027	4,252,248	4,229,645	4,300,086	0.9%
Tiger Acquisition, LLC (7)	Industrial Conglomerates	3.75% (L + 3.25%)	5/19/2028	2,992,500	2,981,347	2,978,076	0.7%
Titan US Finco, LLC (4)(8)	Media	4.50% (L + 4.00%)	10/6/2028	6,000,000	5,985,062	5,994,990	1.3%
Torrid, LLC (4)(8)	Specialty Retail	6.25% (L + 5.50%)	5/19/2028	2,000,000	2,022,001	2,017,500	0.4%
Tory Burch LLC (7)	Specialty Retail	3.50% (L + 3.00%)	4/14/2028	1,990,000	1,971,658	1,990,000	0.4%
Tosca Services, LLC (7)	Containers and Packaging	4.25% (L + 3.50%)	8/18/2027	2,970,000	2,957,856	2,968,159	0.7%
Traverse Midstream Partners LLC (7)	Oil, Gas and Consumable Fuels	5.25% (C + SCA + 4.25%)	9/27/2024	5,673,975	5,385,313	5,659,819	1.2%
Triton Water Holdings, Inc. (7)	Food Products	4.00% (L + 3.50%)	3/31/2028	4,975,001	4,958,709	4,928,360	1.1%
Truck Hero, Inc. (7)	Auto Components	4.00% (L + 3.25%)	1/20/2028	7,051,725	7,041,693	7,028,066	1.6%
U.S. Renal Care, Inc. (7)(8)	Healthcare Providers and Services	5.13% (L + 5.00%)	6/26/2026	8,911,817	8,759,285	8,690,180	1.9%
U.S. Renal Care, Inc. (7)	Healthcare Providers and Services	6.50% (L + 5.50%)	6/26/2026	498,750	492,009	490,022	0.1%
U.S. Silica Company (4)(7)	Metals and Mining	5.00% (L + 4.00%)	4/25/2025	7,945,544	7,762,054	7,786,633	1.7%
Ultimate Software Group, The (7)	Software	3.85% (L + 3.75%)	4/8/2026	4,411,006	4,392,996	4,403,727	1.0%
United Airlines, Inc. (4)(7)	Airlines	4.50% (L + 3.75%)	4/21/2028	7,967,400	8,034,531	8,014,009	1.8%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2021

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(6)	Value	of Net Assets
Univision Communications Inc. (7)	Media	4.00% (L + 3.25%)	3/13/2026	4,121,311	4,008,960	4,135,798	0.9%
US Radiology Specialists, Inc. (5)(7)	Healthcare Providers and Services	6.00% (L + 5.25%)	12/10/2027	8,970,000	8,862,961	8,976,997	2.0%
VeriFone Systems, Inc. (7)	Commercial Services and Supplies	4.18% (L + 4.00%)	8/20/2025	2,976,982	2,936,772	2,930,095	0.6%
Verscend Holding Corp. (7)	Healthcare Technology	4.10% (L + 4.00%)	8/27/2025	6,126,073	6,110,295	6,132,199	1.4%
Vision Solutions, Inc. (7)	IT Services	4.75% (L + 4.00%)	4/24/2028	9,975,000	9,944,077	9,975,000	2.2%
Watlow Electric Manufacturing Company (5)(7)	Electrical Equipment	4.25% (L + 3.75%)	3/2/2028	5,101,525	5,115,092	5,103,132	1.1%
Whatabrands LLC (7)	Hotels, Restaurants and Leisure	3.75% (L + 3.25%)	7/21/2028	2,400,000	2,388,461	2,394,948	0.5%
White Cap Buyer LLC (5)(7)(8)	Building Products	4.50% (L + 4.00%)	10/8/2027	6,959,924	6,949,443	6,974,923	1.5%
Wilsonart LLC (7)(8)	Building Products	4.50% (L + 3.50%)	12/18/2026	7,949,623	7,945,181	7,958,765	1.8%
Zelis Cost Management Buyer, Inc. (7)	Healthcare Technology	3.60% (L + 3.50%)	9/30/2026	4,792,714	4,784,986	4,767,408	1.1%
Total First Lien Senior Secured				1,012,130,228	$1,003,839,402	$1,007,407,474	222.4%

Second Lien Senior Secured(2)
Almonde, Inc. (5)	Software	8.25% (L + 7.25%)	4/28/2025	3,000,000	3,003,750	3,000,345	0.7%
ARC Falcon I Inc. (7)	Chemicals	7.50% (L + 7.00%)	9/24/2029	2,000,000	1,980,393	1,980,000	0.4%
Artera Services, LLC (7)	Construction and Engineering	8.25% (L + 7.25%)	3/6/2026	7,810,000	7,423,359	7,731,900	1.7%
Aruba Investments, Inc. (7)	Chemicals	8.50% (L + 7.75%)	10/27/2028	2,350,000	2,316,709	2,373,500	0.5%
Asurion, LLC (5)(7)	Insurance	5.35% (L + 5.25%)	1/19/2029	6,000,000	5,960,590	5,983,140	1.3%
Curium BidCo S.a r.l. (4)(5)	Pharmaceuticals	8.50% (L + 7.75%)	10/27/2028	3,000,000	3,052,500	3,033,750	0.7%
DCert Buyer, Inc. (7)	IT Services	7.10% (L + 7.00%)	2/19/2029	1,500,000	1,496,858	1,506,248	0.3%
Energy Acquisition LP (5)	Electrical Equipment	8.50% (L + 8.50%)	6/25/2026	2,812,400	2,720,196	2,624,320	0.6%
Epicor Software Corporation (5)(7)	Software	8.75% (L + 7.75%)	7/31/2028	3,000,000	3,041,862	3,077,505	0.7%
Help/Systems Holdings, Inc.	Software	7.50% (L + 6.75%)	11/19/2027	3,656,217	3,665,199	3,657,752	0.8%
Idera, Inc.	IT Services	7.50% (L + 6.75%)	2/5/2029	3,000,000	3,029,512	3,007,500	0.7%
Infinite Bidco LLC (5)(7)	Electronic Equipment, Instruments and Components	7.50% (L + 7.00%)	2/24/2029	2,743,333	2,738,086	2,760,479	0.6%
Inmar, Inc. (7)	Professional Services	9.00% (L + 8.00%)	5/1/2025	5,000,000	5,007,347	5,012,500	1.1%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2021

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(6)	Value	of Net Assets
Ivanti Software, Inc. (5)	Software	7.75% (L + 7.25%)	12/1/2028	2,000,000	2,000,000	2,005,010	0.4%
Magenta Buyer LLC	Software	9.00% (L + 8.25%)	5/3/2029	3,000,000	2,985,021	2,987,820	0.7%
Peraton Corp.	IT Services	8.50% (L + 7.75%)	2/26/2029	3,000,000	3,066,820	3,048,750	0.7%
Pretium PKG Holdings, Inc. (7)	Containers and Packaging	7.25% (L + 6.75%)	9/21/2029	2,000,000	1,980,887	1,998,750	0.4%
Quest Software US Holdings Inc (7)	Software	8.38% (L + 8.25%)	5/18/2026	3,347,000	3,331,490	3,351,535	0.7%
TIBCO Software Inc (5)	Software	7.35% (L + 7.25%)	2/28/2028	2,500,000	2,509,375	2,513,013	0.6%
Vision Solutions, Inc.	IT Services	8.00% (L + 7.25%)	4/23/2029	3,000,000	3,007,499	3,004,695	0.7%
Total Second Lien Senior Secured				64,718,950	64,317,453	64,658,512	14.3%

Corporate Bonds
Diebold Inc (4)	Diversified Consumer Services	8.50%	4/15/2024	1,000,000	1,002,202	1,000,071	0.3%
KOBE US Midco 2 Inc	Chemicals	9.25%	11/1/2026	1,900,000	1,881,394	1,947,500	0.4%
Total Corporate Bonds				2,900,000	2,883,596	2,947,571	0.7%

Convertible Bonds
Dish Network Corp (4)	Media	3.38%	8/15/2026	1,000,000	1,021,974	942,069	0.2%
Total Convertible Bonds				1,000,000	1,021,974	942,069	0.2%
Total Debt Investments				1,080,749,178	$1,072,062,425	$1,075,955,626	237.6%

CLO Mezzanine(2)
522 Funding CLO 2020-6, Ltd. (4)	Structured Note	8.17% (L + 8.04%)	10/23/2034	2,800,000	2,717,549	2,738,208	0.6%
Barings CLO Ltd (4)	Structured Note	6.88% (L + 6.75%)	1/20/2028	2,000,000	1,922,263	1,892,175	0.4%
Carlyle US CLO 2020-2, Ltd (4)	Structured Note	8.66% (L + 8.53%)	1/25/2035	4,000,000	3,880,576	3,911,604	0.9%
Elmwood CLO III Ltd. (4)	Structured Note	7.86% (L + 7.74%)	10/20/2034	2,000,000	1,921,030	1,905,811	0.4%
GoldenTree Loan Management US 2020-7A (4)	Structured Note	7.88% (L + 7.50%)	4/20/2034	2,000,000	1,886,090	1,900,494	0.4%
GoldenTree Loan Management US 2021-10A (4)	Structured Note	7.92% (L + 7.79%)	7/20/2034	1,250,000	1,213,704	1,187,520	0.3%
GoldenTree Loan Management US 2021-9A (4)	Structured Note	6.88% (L + 6.75%)	1/20/2033	2,000,000	1,886,518	1,877,447	0.4%
HPS Loan Management Series 15A-19 (4)	Structured Note	6.73% (L + 6.60%)	7/22/2032	1,500,000	1,409,524	1,485,842	0.3%
Magnetite CLO Ltd 2015-16A (4)	Structured Note	6.62% (L + 6.50%)	1/18/2028	1,000,000	810,847	946,886	0.2%
Thayer Park CLO, Ltd. (4)	Structured Note	9.00% (L + 8.87%)	4/20/2034	1,300,000	1,259,186	1,259,407	0.3%
Total CLO Mezzanine				19,850,000	18,907,287	19,105,394	4.2%

CLO Equity

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2021

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(6)	Value	of Net Assets
Ares CLO LTD 2021-62A (4)	Structured Subordinated Note	NA	1/25/2034	5,000,000	4,620,000	4,619,794	1.0%
Dryden 86 CLO, Ltd. (4)	Structured Subordinated Note	NA	7/17/2030	6,000,000	4,695,000	4,734,172	1.0%
Long Point Park CLO, Ltd. (4)	Structured Subordinated Note	NA	1/17/2030	6,358,000	4,332,977	4,430,826	1.0%
Regatta XII Funding Ltd. (4)	Structured Subordinated Note	NA	10/15/2032	6,000,000	4,710,000	4,714,852	1.0%
Stratus CLO Series 2021-1A (4)	Structured Subordinated Note	NA	12/29/2029	2,000,000	1,743,200	1,754,156	0.5%
Total CLO Equity				25,358,000	20,101,177	20,253,800	4.5%

				Number of		Fair	Percentage
				Shares	Cost	Value	of Net Assets
Equity Investments
Custom Truck One Source Inc (4)	Commercial Services and Supplies	NA	NA	100,000	500,000	800,000	0.2%
Total Equity Investments				100,000	500,000	800,000	0.2%
Total Equity and Other Investments				45,308,000	$39,508,464	$40,159,194	8.9%

				Number of		Fair	Percentage
				Shares	Cost	Value	of Net Assets
Short-Term Investments
Fidelity Investments Money Market Government Portfolio - Institutional Class, 0.01% (9)				78,142,764	78,142,764	78,142,764	17.3%
Total Short-Term Investments				78,142,764	$78,142,764	$78,142,764	17.3%

Total Investments					$1,189,713,653	$1,194,257,584	263.8%
Liabilities in Excess of Other Assets						(741,459,996)	(163.8)%
Net Assets						$452,797,588	100.0%

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(2)

Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (which can include one-, two-, three- or six-month LIBOR), S+CSA, where the CSA  is a defined additional spread amount based on the tenor of SOFR the borrower selects, or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate),  at the borrower’s option, and which reset periodically based on the terms of the loan agreement. For the holdings as of 12/31/21 that have S+CSA as the base rate, the CSA is 10bp for one-month SOFR, 15bp for three-month SOFR, and 25bp for six-month SOFR. For the avoidance of doubt, loan floors apply to S+CSA, not S.

(3)	As of December 31, 2021, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
(4)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2021, 13.3% of the Company's total assets were in non-qualifying investments.
(5)	Investments or a portion of investments are unsettled as of December 31, 2021.
(6)	As of December 31, 2021, the tax cost of the Company's investments approximates their amortized cost.
(7)	Security or portion thereof held within Palmer Square BDC Funding I, LLC ("PS BDC Funding") and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Bank of America, N.A. ("BofA N.A.") (see Note 6 to the consolidated financial statements).
(8)	Security or portion thereof held within Palmer Square BDC Funding II, LLC ("PS BDC Funding II") and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Wells Fargo Bank, National Association ("WFB") (see Note 6 to the consolidated financial statements).
(9)	7-day effective yield as of December 31, 2021.
(10)	Of the $3,765,060 commitment to RSC Acquisition, Inc., $3,237,952 was unfunded as of December 31, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1. Organization

Organization

Palmer Square Capital BDC Inc. (the “Company”) is a financial services company that primarily lends to and invests in corporate debt securities of companies, including small to large private U.S. companies. The Company was organized as a Maryland corporation on August 26, 2019 and is structured as an externally managed, non-diversified closed-end management investment company. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Beginning with its taxable year ending December 31, 2020, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) and expects to qualify as a RIC each year thereafter. The Company commenced operations on January 23, 2020. Palmer Square BDC Funding I, LLC (“PS BDC Funding”) was formed on January 21, 2020 and entered into a senior, secured revolving credit facility with Bank of America, N.A. (“BofA N.A.”) Palmer Square BDC Funding II LLC (“PS BDC Funding II”) was formed on September 8, 2020 and entered into a senior, secured credit facility with Wells Fargo, National Association (“WFB”).

The Company’s investment objective is to maximize total return, comprised of current income and capital appreciation. The Company’s current investment focus is guided by two strategies that facilitate its investment opportunities and core competencies: (1) investing in corporate debt securities and, to a lesser extent, (2) investing in collateralized loan obligation (“CLO”) structured credit funds that typically own corporate debt securities, including the equity and junior debt tranches of CLOs. To a limited extent, the Company may enter into derivatives transactions, which may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of the Company’s portfolio positions from changes in currency exchange rates and market interest rates or to earn income and enhance the Company’s total returns. The Company may receive or purchase warrants or rights to acquire equity or other securities in connection with making a debt investment in a company. During the three months ended March 31, 2022 and the three months ended March 31, 2021, the Company did not invest in any derivative contracts.

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

The Company has two wholly-owned subsidiaries: PS BDC Funding, a special purpose wholly-owned subsidiary established for utilizing the Company’s revolving credit facility with BofA N.A., and PS BDC Funding II, a special purpose wholly-owned subsidiary established for utilizing the Company’s credit facility with WFB. These subsidiaries are consolidated in the financial statements of the Company.

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

Debt Issuance Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs. These expenses are deferred and amortized over the life of the related debt instrument. Debt issuance costs are presented on the consolidated statements of assets and liabilities as a direct deduction from the debt liability. In circumstances in which there is not an associated debt liability amount recorded in the consolidated financial statements when the debt issuance costs are incurred, such debt issuance costs will be reported on the consolidated statements of assets and liabilities as an asset until the debt liability is recorded. As of December 31, 2021, the balance of debt issuance costs was $2.1 million, representing deferred financing costs of $3.4 million less accrued interest of $1.3 million, included in BoA Credit Facility and WF Credit Facility (each as defined below), net of $649.9 million on the consolidated statements of assets and liabilities. As of March 31, 2022, the balance of debt issuance costs was $2.2 million, representing deferred financing costs of $3.1 million less accrued interest of $0.9 million, included in BoA Credit Facility and WF Credit Facility, net of $662.8 million on the consolidated statements of assets and liabilities.

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

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

Under the Administration Agreement, the Company reimburses the Administrator based upon its allocable portion of the Administrator’s overhead (including rent) in performing its obligations under the Administration Agreement, including the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the cost of its officers (including the Company’s Chief Financial Officer and Chief Compliance Officer), and any of their respective staff who provide services to the Company, operations staff who provide services to the Company, and internal audit staff, if any, to the extent internal audit performs a role in the Company’s Sarbanes-Oxley internal control assessment. In addition, if requested to provide managerial assistance to portfolio companies, the Administrator is reimbursed based on the services provided. The Administration Agreement has an initial term of two years and may be renewed with the approval of the Company’s board of directors (the “Board”). The agreement was renewed during the year for an additional one year period. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that the Administrator outsources any of its functions, the Company pays the fees associated with such functions on a direct basis without any incremental profit to the Administrator.

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

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt	$1,003,594,964	$997,501,422	$1,003,839,402	$1,007,407,474
Second-lien senior secured debt	72,631,942	71,607,948	64,317,453	64,658,512
Corporate Bonds	1,882,104	1,852,500	2,883,596	2,947,571
Convertible Bond	-	-	1,021,974	942,069
CLO Mezzanine	17,520,343	17,234,331	18,907,287	19,105,394
CLO Equity	26,663,336	26,569,798	20,101,177	20,253,800
Equity	500,000	839,000	500,000	800,000
Short-term investments	46,790,191	46,790,191	78,142,764	78,142,764
Total Investments	$1,169,582,880	$1,162,395,190	$1,189,713,653	$1,194,257,584

As of March 31, 2022, approximately 15.0% of the long-term investment portfolio at amortized cost and 15.0% of the long-term investment portfolio measured at fair value, respectively, were invested in portfolio companies with foreign domiciles or non-controlled investment companies. As of December 31, 2021, approximately 14.4% of the investment portfolio at amortized cost and 14.5% of the investment portfolio measured at fair value, respectively, were invested in portfolio companies with foreign domiciles or non-controlled investment companies. With respect to the Company’s total assets, 14.0% and 13.3% of the Company’s total assets were in non-qualifying assets as defined by Section 55(a) of the 1940 Act as of March 31, 2022 and December 31, 2021, respectively.

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

The industry composition of investments based on fair value, as a percentage of total investments at fair value, as of March 31, 2022 and December 31, 2021 was as follows:

	March 31, 2022	December 31, 2021

Software	10.7%	10.2%
Healthcare Providers and Services	10.4%	10.8%
IT Services	9.3%	9.4%
Professional Services	6.1%	6.4%
Insurance	5.7%	5.7%
Building Products	4.1%	3.0%
Cash and cash equivalents	4.0%	6.5%
Media	3.7%	3.9%
Oil, Gas and Consumable Fuels	3.6%	3.0%
Hotels, Restaurants and Leisure	3.1%	3.5%
Independent Power and Renewable Electricity Producers	3.0%	3.1%
Chemicals	2.8%	2.2%
Structured Subordinated Note	2.3%	1.7%
Containers and Packaging	2.2%	1.8%
Aerospace and Defense	2.1%	0.9%
Construction and Engineering	1.9%	1.7%
Diversified Financial Services	1.9%	1.8%
Metals and Mining	1.8%	1.5%
Healthcare Technology	1.8%	2.1%
Diversified Telecommunication Services	1.6%	1.4%
Structured Note	1.5%	1.6%
Auto Components	1.5%	1.5%
Internet Software and Services	1.4%	1.3%
Healthcare Equipment and Supplies	1.2%	2.0%
Electronic Equipment, Instruments and Components	1.2%	1.1%
Specialty Retail	1.2%	1.2%
Commercial Services and Supplies	1.1%	1.5%
Airlines	1.0%	1.3%
Diversified Consumer Services	0.9%	0.8%
Pharmaceuticals	0.8%	0.8%
Food Products	0.8%	1.1%
Industrial Conglomerates	0.7%	0.8%
Electrical Equipment	0.7%	0.6%
Road and Rail	0.6%	0.6%
Real Estate Management and Development	0.6%	0.6%
Wireless Telecommunication Services	0.6%	0.6%
Machinery	0.6%	0.3%
Technology Hardware, Storage and Peripherals	0.4%	0.5%
Household Durables	0.4%	0.4%
Energy Equipment and Services	0.3%	-%
Electric Utilities	0.3%	0.3%
Textiles, Apparel and Luxury Goods	0.1%	0.1%
Leisure Products	-%	0.4%
Total	100.0%	100.0%

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

Investments in private investment companies measured based upon net asset value as a practical expedient to determine fair value are not required to be categorized in the fair value hierarchy. As of March 31, 2022 and as of December 31, 2021, there were no investments accounted for using the practical expedient.

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

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the fair value hierarchy of investments as of March 31, 2022:

	Fair Value Hierarchy as of March 31, 2022
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$-	$997,501,422	$-	$997,501,422
Second-lien senior secured debt	-	71,607,948	-	71,607,948
Corporate Bond	-	1,852,500	-	1,852,500
CLO Mezzanine	-	17,234,331	-	17,234,331
CLO Equity	-	26,569,798	-	26,569,798
Equity	839,000	-	-	839,000
Short Term Investments	46,790,191	-	-	46,790,191
Total Investments	$47,629,191	$1,114,765,999	$-	$1,162,395,190

The following table presents the fair value hierarchy of investments as of December 31, 2021:

	Fair Value Hierarchy as of December 31, 2021
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$-	$1,007,407,474	$-	$1,007,407,474
Second-lien senior secured debt	-	64,658,512	-	64,658,512
Corporate Bonds	-	2,947,571	-	2,947,571
Convertible Bond	-	942,069	-	942,069
CLO Mezzanine	-	19,105,394	-	19,105,394
CLO Equity	-	20,253,800	-	20,253,800
Equity	800,000	-	-	800,000
Short Term Investments	78,142,764	-	-	78,142,764
Total Investments	$78,942,764	$1,115,314,820	$-	$1,194,257,584

For the three months ended March 31, 2022 and the year ended December 31, 2021, the Company did not recognize any transfers to or from Level 3.

Debt Not Carried at Fair Value

The fair value of the BoA Credit Facility and the WF Credit Facility, which would be categorized as Level 3 within the fair value hierarchy as of March 31, 2022, approximates their respective carrying values because the BoA Credit Facility and WF Credit Facility each have variable interest based on selected short term rates.

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, BDCs are permitted to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 150% after such borrowing. As of March 31, 2022, the Company’s asset coverage ratio was 169%.

Bank of America Credit Facility

On February 18, 2020, the Company, through a special purpose wholly-owned subsidiary, PS BDC Funding (together with the Company, the “Borrowers”) entered into a Credit Agreement (the “Credit Agreement”) with certain financial institutions as lenders (“Lenders”), Bank of America N.A. as the Administrative Agent (“BofA N.A.”) and BofA Securities, Inc. (“BofA Securities”), as Lead Arranger and Sole Book Manager, pursuant to which the Lenders agreed to provide the Company with a revolving line of credit (the “BoA Credit Facility”).

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

Debt obligations under the BoA Credit Facility consisted of the following as of March 31, 2022:

	March 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
BoA Credit Facility	$725,000,000	$546,000,000	$179,000,000	$544,478,381
Total debt	$725,000,000	$546,000,000	$179,000,000	$544,478,381

(1)	The amount available reflects any limitations related to the BoA Credit Facility’s borrowing base.

(2)	The carrying value of the BoA Credit Facility is presented net of deferred financing costs of $1.836 million and accrued interest of $315 thousand.

Debt obligations under the BoA Credit Facility consisted of the following as of December 31, 2021:

	December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
BoA Credit Facility	$725,000,000	$552,000,000	$173,000,000	$550,262,297
Total debt	$725,000,000	$552,000,000	$173,000,000	$550,262,297

(1)	The amount available reflects any limitations related to the BoA Credit Facility’s borrowing base.

(2)	The carrying value of the BoA Credit Facility is presented net of deferred financing costs of $1.993 million and accrued interest of $255 thousand.

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Average debt outstanding under the BoA Credit Facility during the three months ended March 31, 2022 and March 31, 2021, was $559.8 million and $398.3 million, respectively.

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

For the three months ended March 31, 2022 and March 31, 2021, the components of interest expense with respect to the BoA Credit Facility were as follows:

	For the Three Months Ended
	March 31,
	2022	2021

Interest expense	$2,244,280	$1,492,513
Amortization of debt issuance costs	156,657	128,584
Total interest expense	$2,400,937	$1,621,097
Average interest rate	1.45%	1.43%

PS BDC Funding has pledged all of its assets to BofA N.A., in its capacity as Administrative Agent, to secure its obligations under the BoA Credit Facility. Both the Company and PS BDC Funding have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowing under the BoA Credit Facility is subject to the leverage restrictions contained in the 1940 Act and PS BDC Funding complies with 1940 Act provisions relating to affiliated transactions and custody. The custodian of the assets pledged to BofA N.A. pursuant to the BoA Credit Facility is U.S. Bank National Administration (“US Bank”). The obligations under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, including in the event of a change of control of PS BDC Funding or if the Investment Advisor ceases to serve as investment adviser to the Company.

Wells Fargo Credit Facility

On December 18, 2020, the Company, through a special purpose wholly-owned subsidiary, Palmer Square BDC Funding II LLC (“PS BDC Funding II” and together with the Company, the “WF Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with certain financial institutions as lenders (“WF Lenders”), WFB as the administrative agent and U.S. Bank, as Collateral Agent and Custodian, pursuant to which the WF Lenders agreed to provide the Company with a line of credit (the “WF Credit Facility”).

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

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Debt obligations under the WF Credit Facility consisted of the following as of March 31, 2022:

	March 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
WF Credit Facility	$150,000,000	$119,000,000	$31,000,000	$118,342,038
Total debt	$150,000,000	$119,000,000	$31,000,000	$118,342,038

(1)	The amount available reflects any limitations related to the WF Credit Facility’s borrowing base.

(2)	The carrying value of the WF Credit Facility is presented net of deferred financing costs of $1.3 million and accrued interest of $655 thousand.

Debt obligations under the WF Credit Facility consisted of the following as of December 31, 2021:

	December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
WF Credit Facility	$150,000,000	$100,000,000	$50,000,000	$99,648,200
Total debt	$150,000,000	$100,000,000	$50,000,000	$99,648,200

(1)	The amount available reflects any limitations related to the WF Credit Facility’s borrowing base.

(2)	The carrying value of the WF Credit Facility is presented net of deferred financing costs of $1.4 million and accrued interest of $1.048 million.

Average debt outstanding under the WF Credit Facility during the three months ended March 31, 2022 and March 31, 2021, was $113.9 million and $0, respectively.

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

The loans under the WF Credit Facility may be Broadly Syndicated Loans or Middle Market Loans and shall be eurocurrency rate loans unless such rate is unavailable, in which case the loans shall be base rate loans until such rate is available. Broadly Syndicated Loans will bear interest at the LIBOR or base rate, as applicable, plus 1.85%, and Middle Market Loans will bear interest at LIBOR or base rate, as applicable, plus 2.35%. The “base rate” will be equal to the highest of (a) the federal funds rate plus 0.50% and (b) the prime rate. The Loan Agreement includes fallback language in the event that LIBOR becomes unavailable. Interest is payable quarterly, as determined by the WFB as the administrative agent. Following the Second Amendment of the WF Credit Facility, the Loan Agreement requires the payment of a non-usage fee of (x) during the first thirteen months following the closing of the WF Credit Facility, 0.50% multiplied by daily unused Facility Amounts, (y) between thirteen and sixteen months following the closing of the WF Credit Facility, 0.50% multiplied by the lesser of (1) daily unused Facility Amounts and (2) 50% of the Facility Amount plus 2.00% multiplied by the greater of (i) the difference between the daily unused Facility Amount and 50% of the Facility Amount and (ii) zero and, (z) thereafter, 0.50% multiplied by the lesser of (1) daily unused Facility Amounts and (2) 20% of the Facility Amount plus 2.00% multiplied by the greater of (i) the difference between the daily unused Facility Amount and 20% of the Facility Amount and (ii) zero. Such fee is payable quarterly in arrears. The WF Credit Facility includes the option to downsize the facility by paying a Commitment Reduction Fee. The Fee is equal to 2.00% of the facility reduction amount prior to the one year anniversary of the closing of the WF Credit Facility, and 1.00% thereafter. The applicable percentage for PS BDC Funding II’s Eligible Loans ranges from 67.5% for Middle Market Loans to 70% for Broadly Syndicated Loans (as each such term is defined in the Loan Agreement).

The WF Credit Facility was not drawn upon for the three months ended March 31, 2021 and no average interest rate applied during that period. For the three months ended March 31, 2022 and March 31, 2021, the components of interest expense with respect to the WF Credit Facility were as follows:

	For the Three Months Ended
	March 31,
	2022	2021

Interest expense	$663,056	$187,500
Amortization of debt issuance costs	87,019	50,074
Total interest expense	$750,075	$237,574
Average interest rate	2.30%

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

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 7. Share Transactions

Offering Proceeds

During the three months ended March 31, 2022 and March 31, 2021, the Company issued and sold 240,396 shares at an aggregate purchase price of $4.8 million and 213,867 shares at an aggregate purchase price of $4.3 million, respectively. These amounts include shares issued in reinvestment.

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

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 8. Commitments and Contingencies

As of March 31, 2022 and December 31, 2021, the Company had an aggregate of $8.2 million and $11.3 million, respectively, of unfunded commitments to provide debt financing to its portfolio companies. As of each of March 31, 2022 and December 31, 2021, there were no capital calls or draw requests made by the portfolio companies to fund these commitments. Such commitments are generally up to the Company’s discretion to approve or are subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statement of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the composition of the unfunded commitments as of March 31, 2022 is shown in the table below:

		As of
	Expiration Date (1)	March 31, 2022
ARC Falcon I Inc.	3/30/2023	$636,943
Aveanna Healthcare LLC	7/15/2023	1,132,842
Medical Solutions L.L.C.	11/2/2023	800,000
RSC Acquisition, Inc.	11/12/2023	3,042,169
Sovos Compliance, LLC	8/12/2023	589,041
Vocus Group	6/18/2023	2,000,000
Total unfunded commitments		$8,200,995

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

A summary of the composition of the unfunded commitments as of December 31, 2021 is shown in the table below:

	Expiration Date (1)	As of December 31, 2021
ARC Falcon I Inc.	3/30/2023	$636,943
Aveanna Healthcare LLC	7/15/2023	754,717
Culligan Water	1/30/2023	706,667
Medical Solutions L.L.C.	11/2/2023	800,000
National Mentor Holdings, Inc.	3/2/2022	430,398
PT Intermediate Holdings III LLC	4/7/2022	2,140,000
RSC Acquisition, Inc.	11/12/2023	3,237,952
Sovos Compliance, LLC	8/12/2023	589,041
Vocus Group	6/18/2023	2,000,000
Total unfunded commitments		$11,295,718

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2022, management is not aware of any pending or threatened litigation.

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of each of March 31, 2022 and March 31, 2021, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of common stock for the three months ended March 31, 2022 and March 31, 2021.

	For the Three Months Ended March 31,
	2022	2021
Net increase (decrease) in net assets resulting from operations	$(3,430,800)	$5,343,992
Weighted average shares of common stock outstanding - basic and diluted	22,807,768	12,750,246
Earnings (loss) per share of common stock - basic and diluted	$(0.15)	$0.42

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 10. Financial Highlights

The following per share of common stock data has been derived from information provided in the unaudited financial statements. The following is a schedule of financial highlights for the three months ended March 31, 2022 and March 31, 2021:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2022	March 31, 2021
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$20.06	$20.15

Results of Operations:
Net Investment Income(1)	0.38	0.47
Net Realized and Unrealized Gain (Loss) on Investments(1)(4)	(0.53)	(0.05)
Net Increase (Decrease) in Net Assets Resulting from Operations	(0.15)	0.42

Net Asset Value, End of Period	$19.91	$20.57

Shares Outstanding, End of Period	22,810,727	12,776,672

Ratio/Supplemental Data
Net assets, end of period	$454,190,588	$262,798,884
Weighted-average shares outstanding	22,807,768	12,750,246
Total Return(3)	(0.75%)	3.65%
Portfolio turnover	13%	22%
Ratio of operating expenses to average net assets without waiver(2)	5.20%	5.91%
Ratio of operating expenses to average net assets with waiver(2)	4.95%	5.66%
Ratio of net investment income (loss) to average net assets without waiver(2)	7.43%	9.14%
Ratio of net investment income (loss) to average net assets with waiver(2)	7.68%	9.39%

(1)	The per common share data was derived by using weighted average shares outstanding.

(2)	The ratios reflect an annualized amount.

(3)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. Total return is not annualized. Assumes reinvestment of distributions.

(4)

Realized and unrealized gains and losses per share in this caption are balancing amounts necessary to reconcile the change in NAV per share for the period, and may not reconcile with the aggregate gains and losses in the Consolidated Statements of Operations due to share transactions during the period.

Note 11. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements.

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

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. Undue reliance should not be placed on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

●	our future operating results;

●	our business prospects and the prospects of our portfolio companies;

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including changes from the impact of the novel coronavirus (SARS-CoV-2) and related respiratory disease (“COVID-19”) pandemic;

●	uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, and the war between Russia and Ukraine;

●	the ability of Palmer Square BDC Advisor LLC (our “Investment Advisor”) to locate suitable investments for us and to monitor and administer our investments;

●	the ability of the Investment Advisor and its affiliates to attract and retain highly talented professionals;

●	risk associated with possible disruptions in our operations or the economy generally;

●	the timing of cash flows, if any, from the operations of the companies in which we invest;

●	the ability of the companies in which we invest to achieve their objectives, including as a result of the current COVID-19 pandemic;

●	our ability to continue to effectively manage our business due to the disruptions caused by the current COVID-19 pandemic;

●	the dependence of our future success on the general economy and its effect on the industries in which we invest;

●	our ability to maintain our qualification as a business development company (“BDC”) and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);

●	the use of borrowed money to finance a portion of our investments;

●	the adequacy, availability and pricing of our financing sources and working capital;

●	actual or potential conflicts of interest with the Investment Advisor and its affiliates;

●	our contractual arrangements and relationships with third parties;

●	the current economic downturn, interest rate volatility, loss of key personnel, and the illiquid nature of our investments; and

●	the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” and elsewhere in this quarterly report on Form 10-Q.

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

Overview

We are a financial services company that primarily lends to and invests in corporate debt securities of companies, including small to large private U.S. companies. We were organized as a Maryland corporation on August 26, 2019 and are structured as an externally managed, non-diversified closed-end management investment company. We have elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”) and, beginning with our taxable year ended December 31, 2020, we have elected to be treated as a RIC under Subchapter M of the Code, and we expect to qualify as a RIC annually.

We are externally managed by the Investment Advisor, an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940 (the “Advisers Act”), pursuant to an investment advisory agreement between us and the Investment Advisor (the “Advisory Agreement”). Subject to the supervision of our Board of Directors (the “Board”), a majority of which is comprised of directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”), our Investment Advisor manages our day-to-day operations and provides us with investment advisory and management services and certain administrative services. The Investment Advisor, in its capacity as Administrator, provides the administrative services necessary for us to operate pursuant to an administration agreement between us and the Administrator (the “Administration Agreement”). The Administrator has entered into a sub-administration agreement to delegate certain administrative functions to U.S. Bancorp Fund Services, LLC. Our Investment Advisor is a majority-owned subsidiary of Palmer Square Capital Management LLC (“Palmer Square”), which is a privately-held firm specializing in global alternative (non-traditional) investments with a total return orientation.

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

Revenues

 We generate revenue primarily in the form of interest and fee income on debt investments we hold and capital gains, if any, on investments. Our debt investments generally bear interest at a floating rate usually determined on the basis of a benchmark such as the London Interbank Offered Rate (“LIBOR”). Interest on debt securities is generally payable quarterly or semi-annually. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments is expected to fluctuate significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. We may also generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees.

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

Portfolio and Investment Activity

As of March 31, 2022, our weighted average total yield to maturity of debt and income producing securities at fair value was 7.23%, and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 7.09%.

As of December 31, 2021, our weighted average total yield to maturity of debt and income producing securities at fair value was 5.77%, and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 5.91%.

As of March 31, 2022, we had 220 debt and equity investments in 187 portfolio companies with an aggregate fair value of approximately $1.1 billion.

As of December 31, 2021, we had 240 debt and equity investments in 212 portfolio companies with an aggregate fair value of approximately $1.1 billion.

Our investment activity for the three months ended March 31, 2022 and March 31, 2021 is presented below (information presented herein is at amortized cost unless otherwise indicated).

	For the Three Months Ended
	March 31, 2022	March 31, 2021
New investments:
Gross investments	$158,946,164	$173,070,820
Less: sold investments	(147,724,483)	(135,386,655)
Total new investments	11,221,681	37,684,165

Principal amount of investments funded:
First-lien senior secured debt investments	$137,244,297	$165,098,320
Second-lien senior secured debt investments	14,714,618	7,972,500
CLO Equity	6,987,251	-
Total principal amount of investments funded	158,946,166	173,070,820

Principal amount of investments sold or repaid:
First-lien senior secured debt investments	137,913,941	133,386,655
Second-lien senior secured debt investments	6,400,130	-
Corporate Bonds	1,001,493	-
Convertible bonds	1,021,974	-
Collateralized securities and structured products - debt	1,386,946	2,000,000
Total principal amount of investments sold or repaid	147,724,484	135,386,655

Our investment activity for the three months ended March 31, 2022 and March 31, 2021 is presented below (information presented herein is at Par unless otherwise indicated). New investment commitment refers to funded commitments in new securities made during the quarter that remained outstanding as of March 31, 2022 and March 31, 2021 respectively.

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Number of new investment commitments	21	65
Average new investment commitment amount	$5,053,928	$2,958,461
Weighted average maturity for new investment commitments	7.05 years	5.68 years
Percentage of new debt investment commitments at floating rates	100.00%	100.00%
Percentage of new debt investment commitments at fixed rates	0.00%	0.00%
Weighted average interest rate of new investment commitments(1)	5.58%	4.60%
Weighted average spread over reference rate of new floating rate investment commitments(2)	4.89%	3.97%
Weighted average interest rate on investment sold or paid down	4.55%	3.99%

(1)	New CLO equity investments do not have an ascribed interest rate, and are therefore excluded from the calculation.

(2)	Variable rate loans bear interest at a rate that may be determined by reference to either a) the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR) or b) the CME Term Secured Overnight Financing Rate (“SOFR” or “S”) (which can include one-, three-, or six-month SOFR), which resets periodically based on the terms of the loan agreement. At the borrower’s option, loans may instead reference an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), which also resets periodically based on the terms of the loan agreements. Loans that reference SOFR may include a Credit Spread Adjustment (“CSA”), where the CSA is a defined additional spread amount based on the tenor of SOFR the borrower selects (making the reference rate S+CSA).

As of March 31, 2022 and December 31, 2021, our investments consisted of the following:

	March 31, 2022		December 31, 2021
	Amortized	Fair	Amortized	Fair
Investments:	Cost	Value	Cost	Value
First-lien senior secured debt	$1,003,594,964	$997,501,422	$1,003,839,402	$1,007,407,474
Second-lien senior secured debt	72,631,942	71,607,948	64,317,453	64,658,512
Corporate Bonds	1,882,104	1,852,500	2,883,596	2,947,571
Convertible Bond	-	-	1,021,974	942,069
CLO Mezzanine	17,520,343	17,234,331	18,907,287	19,105,394
CLO Equity	26,663,336	26,569,798	20,101,177	20,253,800
Equity	500,000	839,000	500,000	800,000
Short-term investments	46,790,191	46,790,191	78,142,764	78,142,764
Total Investments	$1,169,582,880	$1,162,395,190	$1,189,713,653	$1,194,257,584

The table below describes investments by industry composition based on fair value as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021

Software	10.7%	10.2%
Healthcare Providers and Services	10.4%	10.8%
IT Services	9.3%	9.4%
Professional Services	6.1%	6.4%
Insurance	5.7%	5.7%
Building Products	4.1%	3.0%
Cash and cash equivalents	4.0%	6.5%
Media	3.7%	3.9%
Oil, Gas and Consumable Fuels	3.6%	3.0%
Hotels, Restaurants and Leisure	3.1%	3.5%
Independent Power and Renewable Electricity Producers	3.0%	3.1%
Chemicals	2.8%	2.2%
Structured Subordinated Note	2.3%	1.7%
Containers and Packaging	2.2%	1.8%
Aerospace and Defense	2.1%	0.9%
Construction and Engineering	1.9%	1.7%
Diversified Financial Services	1.9%	1.8%
Metals and Mining	1.8%	1.5%
Healthcare Technology	1.8%	2.1%
Diversified Telecommunication Services	1.6%	1.4%
Structured Note	1.5%	1.6%
Auto Components	1.5%	1.5%
Internet Software and Services	1.4%	1.3%
Healthcare Equipment and Supplies	1.2%	2.0%
Electronic Equipment, Instruments and Components	1.2%	1.1%
Specialty Retail	1.2%	1.2%
Commercial Services and Supplies	1.1%	1.5%
Airlines	1.0%	1.3%
Diversified Consumer Services	0.9%	0.8%
Pharmaceuticals	0.8%	0.8%
Food Products	0.8%	1.1%
Industrial Conglomerates	0.7%	0.8%
Electrical Equipment	0.7%	0.6%
Road and Rail	0.6%	0.6%
Real Estate Management and Development	0.6%	0.6%
Wireless Telecommunication Services	0.6%	0.6%
Machinery	0.6%	0.3%
Technology Hardware, Storage and Peripherals	0.4%	0.5%
Household Durables	0.4%	0.4%
Energy Equipment and Services	0.3%	-%
Electric Utilities	0.3%	0.3%
Textiles, Apparel and Luxury Goods	0.1%	0.1%
Leisure Products	-%	0.4%
Total	100.0%	100.0%

The table below shows the weighted average yields and interest rate of our debt investments at fair value as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Weighted average total yield of debt and income producing securities	7.23%	5.77%
Weighted average interest rate of debt and income producing securities(1)	5.10%	4.80%
Weighted average spread over reference rate of all floating rate investments (2)	4.41%	4.31%

(1)	CLO equity securities are considered income producing securities but do not have an ascribed interest rate, and therefore are excluded from the calculation

(2)	Variable rate loans bear interest at a rate that may be determined by reference to either a) the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR) or b) the CME Term Secured Overnight Financing Rate (“SOFR” or “S”) (which can include one-, three-, or six-month SOFR), which resets periodically based on the terms of the loan agreement. At the borrower’s option, loans may instead reference an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), which also resets periodically based on the terms of the loan agreements. Loans that reference SOFR may include a Credit Spread Adjustment (“CSA”), where the CSA is a defined additional spread amount based on the tenor of SOFR the borrower selects (making the reference rate S+CSA).

Results of Operations

The following table represents the operating results for the three months ended March 31, 2022 and March 31, 2021:

	For the Three Months Ended March 31,
	2022	2021
Total investment income	$14,254,960	$9,674,876
Less: Net expenses	5,584,387	3,637,128
Net investment income	8,670,573	6,037,748
Net realized gains (losses) on investments	(369,870)	1,132,657
Net change in unrealized gains (losses) on investments	(11,731,503)	(1,826,413)
Net increase (decrease) in net assets resulting from operations	$(3,430,800)	$5,343,992

Investment Income

Investment income for the three months ended March 31, 2022 and March 31, 2021, was as follows:

	For the Three Months Ended March 31,
	2022	2021
Interest from investments	$14,157,273	$9,403,436
Dividend income	4,646	1,404
Other income	93,041	270,036
Total investment income	$14,254,960	$9,674,876

For the three months ended March 31, 2022 and March 31, 2021, total investment income was driven by interest income from our investments. The size of our investment portfolio at fair value decreased from $1.19 billion as of December 31, 2021 to $1.16 billion as of March 31, 2022. The size of our investment portfolio at fair value increased from $600.1 million as of December 31, 2020 to $637.4 million as of March 31, 2021. All debt and short-term investments were income producing, and there were no loans on non-accrual status as of March 31, 2022.

Expenses

Operating expenses for the three months ended March 31, 2022 and March 31, 2021, were as follows:

	For the Three Months Ended March 31,
	2022	2021
Interest expense	$3,151,012	$1,858,671
Management fees	2,257,962	1,286,262
Other operating expenses	439,165	633,252
Initial organization	-	-
Directors fees	18,493	19,726
Management fee waiver	(282,245)	(160,783)
Net expenses	$5,584,387	$3,637,128

Net expenses for the three months ended March 31, 2022 were $5.6 million, which consisted of $3.2 million in interest expense, $2.3 million in management fees, $439 thousand in other operating expenses, and $18 thousand in directors fees offset by $282 thousand in management fee waiver from the Investment Advisor.

Net expenses for the three months ended March 31, 2021 were $3.6 million, which consisted of $1.3 million in management fees, $633 thousand in other operating expenses, $20 thousand in directors fees, and $1.9 million in interest expense offset by $161 thousand in management fee waiver from the Investment Advisor.

The increase in expenses for the three months ended March 31, 2022 compared to the same period in the prior year was primarily due to increased leverage and increased management fees.

Net Change in Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three months ended March 31, 2022 and March 31, 2021, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the Three Months Ended March 31,
	2022	2021
Unrealized gains on investments	$1,857,368	$3,993,239
Unrealized (losses) on investments	(13,588,871)	(5,819,652)
Net change in unrealized gains (losses) on investments	$(11,731,503)	$(1,826,413)

The change in unrealized depreciation for the three months ended March 31, 2022 and March 31, 2021 totaled $(11.7) million and $(1.8) million, respectively. For the three months ended March 31, 2022, this consisted of unrealized depreciation of $(10.8) million related to existing portfolio investments and unrealized appreciation of $60.5 thousand related to new portfolio investments, and net unrealized depreciation of $(0.9) million related to exited portfolio investments (a portion of which has been reclassified to realized gains). For the three months ended March 31, 2021, this consisted of net unrealized appreciation of $(0.5) million related to existing portfolio investments and unrealized appreciation of $1.8 million related to new portfolio investments, and net unrealized appreciation of $(3.1) million related to exited portfolio investments (a portion of which has been reclassified to realized gains).

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

During the three months ended March 31, 2022, we experienced a net increase in cash and cash equivalents of $3.6 million. During the period, net cash used in operating activities was $8.3 million, primarily as a result of fundings of portfolio investments (excluding investments in short-term money market funds) of $158.9 million, partially offset by proceeds received from sale of investments of $147.5 million. We invested in short-term money market funds during the period, and as of the end of the period we held $46.8 million in fair value of short-term money market funds. During the same period, net cash provided by financing activities was $11.9 million, primarily consisting of $13.0 million of net borrowing under the BoA Credit Facility and WF Credit Facility and proceeds from the issuance of common stock of $4.8 million, offset by payment of distributions of $5.9 million.

During the three months ended March 31, 2021, we experienced a net increase in cash and cash equivalents of $480 thousand. During the period, net cash used in operating activities was $20.1 million, primarily as a result of fundings of portfolio investments (excluding investments in short-term money market funds) of $172.2 million, partially offset by proceeds received from sale of investments of $134.6 million. We invested in short-term money market funds during the period, and as of the end of the period we held $55.5 million in fair value of short-term money market funds. During the same period, net cash provided by financing activities was $20.6 million, primarily consisting of $20.2 million of net borrowing under the BoA Credit Facility and proceeds from the issuance of common stock of $2.0 million, offset by by payment of distributions of $1.6 million.

As of March 31, 2022 and March 31, 2021, we had cash and cash equivalents of $4.7 million and $1.2 million, respectively. As of March 31, 2022, we had $546 million principal outstanding under the BoA Credit Facility and $119 million principal outstanding under the WF Credit Facility. As of March 31, 2021, we had approximately $415 million principal outstanding under the BoA Credit Facility and no principal outstanding under the WF Credit Facility.

During the three months ended March 31, 2022 and March 31, 2021, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	March 31, 2022			March 31, 2021
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments (1)	% of Capital Commitments Funded
Common stock	$4,823,800	$-	100%	$6,302,274	$4,274,574	32%

(1)	100% of the unfunded commitments were drawn down in April 2021.

As a BDC, we are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. As of March 31, 2022, our asset coverage ratio was 169%.

Capital Contributions

During the three months ended March 31, 2022 and March 31, 2021, the Company issued and sold 240,396 shares at an aggregate purchase price of $4.8 million and 213,867 shares at an aggregate purchase price of $4.3 million, respectively. These amounts include shares issued in reinvestment.

Financing Arrangements

Bank of America Credit Facility

On February 18, 2020, we, through a special purpose wholly-owned subsidiary, Palmer Square BDC Funding I LLC (“PS BDC Funding” and together with the Company, the “Borrowers”), entered into a Credit Agreement (the “Credit Agreement”) with certain financial institutions as lenders (the “Lenders”), Bank of America N.A. as the administrative agent (“BofA N.A.”) and BofA Securities, Inc. (“BofA Securities”), as Lead Arranger and Sole Book Manager, pursuant to which the Lenders agreed to provide us with a revolving line of credit (the “BoA Credit Facility”).

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

The loans under the BoA Credit Facility may be base rate loans or eurocurrency rate loans. The base rate loans will bear interest at the base rate plus 1.30%, and the eurocurrency rate loans will bear interest at LIBOR plus 1.30%. The “base rate” will be equal to the highest of (a) the federal funds rate plus 0.5%, (b) the prime rate and (c) LIBOR. The Credit Agreement includes fallback language in the event that LIBOR becomes unavailable. Interest pursuant to base rate loans is payable quarterly in arrears, and interest pursuant to eurocurrency loans is payable either quarterly or monthly, as specified by the Borrowers in a loan notice pertaining thereto. The Credit Agreement requires the payment of a commitment fee of 0.50% for unused Commitments until the four-month anniversary of the Second Amendment to the Credit Agreement. Thereafter, the commitment fee is 0.50% on unused Commitments up to 30% of the BoA Credit Facility, and 1.30% on unused Commitments in excess of 30% of the BoA Credit Facility. Such fee is payable quarterly in arrears. The advance rate for PS BDC Funding’s Eligible Collateral Assets ranges from 40% for Second Lien Bank Loans to 70% for First Lien Bank Loans that are B Assets to 100% for Cash (excluding Excluded Amounts) (as each such term is defined in the Credit Agreement).

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

As of March 31, 2022, we had approximately $546 million principal outstanding and $179 million of available Commitments under the BoA Credit Facility, and PS BDC Funding was in compliance with the applicable covenants in the BoA Credit Facility on such date.

Wells Fargo Credit Facility

On December 18, 2020, we, through a special purpose wholly-owned subsidiary, Palmer Square BDC Funding II LLC (“PS BDC Funding II” and together with the Company, the “WF Borrowers”), entered into a Loan and Security Agreement (the “Loan Agreement”) with certain financial institutions as lenders (the “WF Lenders”), Wells Fargo Bank, National Association as the administrative agent (“WFB”) and U.S. Bank National Association (“U.S. Bank”), as Collateral Agent and Custodian, pursuant to which the WF Lenders agreed to provide us with a line of credit (the “WF Credit Facility”).

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

The loans under the WF Credit Facility may be Broadly Syndicated Loans or Middle Market Loans and shall be eurocurrency rate loans unless such rate is unavailable, in which case the loans shall be base rate loans until such rate is available. Broadly Syndicated Loans will bear interest at the LIBOR or base rate, as applicable, plus 1.85%, and Middle Market Loans will bear interest at LIBOR or base rate, as applicable, plus 2.35%. The “base rate” will be equal to the highest of (a) the federal funds rate plus 0.5% and (b) the prime rate. The Loan Agreement includes fallback language in the event that LIBOR becomes unavailable. Interest is payable quarterly, as determined by the WFB as the administrative agent. Following the Second Amendment of the WF Credit Facility, the Loan Agreement requires the payment of a non-usage fee of (x) during the first thirteen months following the closing of the WF Credit Facility, 0.50% multiplied by daily unused Facility Amounts, (y) between thirteen and sixteen months following the closing of the WF Credit Facility, 0.50% multiplied by the lesser of (1) daily unused Facility Amounts and (2) 50% of the Facility Amount plus 2.00% multiplied by the greater of (i) the difference between the daily unused Facility Amount and 50% of the Facility Amount and (ii) zero, and, (z) thereafter, 0.50% multiplied by the lesser of (1) daily unused Facility Amounts and (2) 20% of the Facility Amount plus 2.00% multiplied by the greater of (i) the difference between the daily unused Facility Amount and 20% of the Facility Amount and (ii) zero. Such fee is payable quarterly in arrears. The WF Credit Facility includes the option to downsize the facility by paying a Commitment Reduction Fee. The Fee is equal to 2.00% of the facility reduction amount prior to the one year anniversary of the closing of the WF Credit Facility, and 1.00% thereafter. The applicable percentage for PS BDC Funding II’s Eligible Loans ranges from 67.5% for Middle Market Loans to 70% for Broadly Syndicated Loans (as each such term is defined in the Loan Agreement).

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

As of March 31, 2022, we had approximately $119 million outstanding and $31 million of available Commitments under the WF Credit Facility, and PS BDC Funding II was in compliance with the applicable covenants in the WF Credit Facility on such date.

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

Critical Accounting Estimates

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

Critical accounting estimates are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. The preparation of these financial statements will require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, we have described our critical accounting estimates in the notes to our consolidated financial statements.

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

Related Party Transactions

We have entered into the Advisory Agreement with the Investment Advisor and the Administration Agreement with the Investment Advisor (in such capacity, the Administrator). Mr. Christopher D. Long and Mr. Jeffrey D. Fox, each an interested member of our Board, have an indirect pecuniary interest in the Investment Advisor. The Investment Advisor is a registered investment adviser under the Advisers Act that is majority-owned by Palmer Square. See “Note 3. Agreements and Related Party Transactions – Administration Agreement” and “– Investment Advisory Agreement” in the notes to the accompanying consolidated financial statements.

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

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at March 31, 2022 is as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
BoA Credit Facility, Net	$544,478,381	$-	$544,478,381	$-	$-
WF Credit Facility, Net	118,342,038	-	-	118,342,038	-
Total contractual obligations	$662,820,419	$-	$544,478,381	$118,342,038	$-

Off-Balance Sheet Arrangements

Unfunded commitments to provide funds to portfolio companies are not recorded on our consolidated statements of assets and liabilities. Our unfunded commitments may be significant from time to time. Unfunded commitments may expire without being drawn upon and the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2022 and December 31, 2021, we had six unfunded commitments totaling $8.2 million, and nine unfunded commitments totaling $11.3 million, respectively. See “Note 8. Commitments and Contingencies” in the notes to the accompanying consolidated financial statements for specific identification of the unfunded commitments. We believe we maintain sufficient liquidity in the form of cash (including restricted cash, if any), receivables and borrowing capacity to fund these unfunded commitments should the need arise. See Financial Condition, Liquidity and Capital Resources above.

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

Assuming that the consolidated statements of assets and liabilities as of March 31, 2022 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rate.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(783,103)	$(1,662,500)	$879,397
Up 100 basis points	9,221,515	6,650,000	$2,571,515
Up 200 basis points	20,236,750	13,300,000	$6,936,750
Up 300 basis points	31,638,301	19,950,000	$11,688,301

The data in the table are based on our current statement of assets and liabilities. As of March 31, 2022, the Company had $52.5 million in net purchases that had not yet settled and $8.2 million in unfunded commitments. After settlement of these purchases, the change in interest expense will be larger as a result of the increase in the amount borrowed under the BoA Credit Facility or WF Credit Facility, as applicable. The table does not include any change in dividend income from our money market investments.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes during the three months ended March 31, 2022 to the risk factors discussed in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2022, the Company issued and sold 240,396 shares of its common stock at an aggregate purchase price of $4.8 million. These amounts include shares issued in reinvestment. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof. The Company relied, in part, upon representations from the investors in the subscription agreements that each investor was an accredited investor as defined in Regulation D under the Securities Act. We did not engage in general solicitation or advertising, and did not offer securities to the public, in connection with such issuances and sales.

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

Palmer Square Capital BDC Inc.

Date: May 13, 2022	/s/ Christopher D. Long
	Name:	Christopher D. Long
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Date: May 13, 2022	/s/ Jeffrey D. Fox
	Name:	Jeffrey D. Fox
	Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)