Form 10-Q
period 2022-06-30
Palmer Square Capital BDC Inc.
filed 2022-08-12
CIK 1794776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, the registrant had 23,062,349 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Assets and Liabilities

(Unaudited)

	June 30, 2022 (Unaudited)	December 31, 2021
Assets:
Non-controlled, non-affiliated investments, at fair value (amortized cost of $1,154,099,942 and $1,189,713,653, respectively)	$1,072,518,293	$1,194,257,584
Cash and cash equivalents	99,026	1,093,503
Receivables:
Receivable for sales of investments	13,753,678	17,393,877
Receivable for paydowns of investments	1,415,952	227,548
Due from investment adviser	274,729	280,740
Dividend receivable	31,746	833
Interest receivable	6,320,884	3,836,068
Prepaid expenses and other assets	389,533	195,996
Total Assets	$1,094,803,841	$1,217,286,149

Liabilities:
Credit facility, net (Note 6)	$668,320,091	$649,910,497
Payables:
Payable for investments purchased	38,215,435	104,278,958
Distributions payable	-	5,874,681
Management fee payable	2,197,833	2,245,918
Directors fee payable	4,331	5,000
Accrued other general and administrative expenses	632,818	2,173,507
Total Liabilities	$709,370,508	$764,488,561

Commitments and contingencies (Note 8)

Net Assets:
Common Shares, $0.001 par value; 450,000,000 shares authorized; 23,062,349 and 22,570,331 as of June 30, 2022 and December 31, 2021, respectively issued and outstanding	$23,062	$22,570
Additional paid-in capital	454,577,888	444,739,748
Total distributable earnings (accumulated deficit)	(69,167,617)	8,035,270
Total Net Assets	$385,433,333	$452,797,588
Total Liabilities and Net Assets	$1,094,803,841	$1,217,286,149
Net Asset Value Per Common Share	$16.71	$20.06

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2022	2021	2022	2021
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$16,391,059	$7,791,222	$30,548,332	$17,194,658
Dividend income	50,067	1,233	54,713	2,636
Other income	56,115	76,773	149,155	346,809
Total investment income from non-controlled, non-affiliated investments	16,497,241	7,869,228	30,752,200	17,544,103
Total Investment Income	16,497,241	7,869,228	30,752,200	17,544,103

Expenses:
Interest expense	4,428,234	1,940,492	7,579,246	3,799,163
Management fees	2,197,833	1,346,607	4,455,795	2,632,869
Professional fees	139,978	96,314	278,418	384,110
Directors fees	18,699	19,945	37,192	39,671
Other general and administrative expenses	437,693	437,992	738,420	783,447
Total Expenses	7,222,437	3,841,350	13,089,071	7,639,260
Less: Management fee waiver (Note 3)	(274,729)	(168,326)	(556,974)	(329,109)
Net expenses	6,947,708	3,673,024	12,532,097	7,310,151
Net Investment Income (Loss)	9,549,533	4,196,204	18,220,103	10,233,952

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses):
Non-controlled, non-affiliated investments	(486,754)	2,712,837	(856,624)	3,845,495
Total net realized gains (losses)	(486,754)	2,712,837	(856,624)	3,845,495
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(74,394,896)	(1,871,880)	(86,126,397)	(3,698,294)
Total net change in unrealized gains (losses)	(74,394,896)	(1,871,880)	(86,126,397)	(3,698,294)
Total realized and unrealized gains (losses)	(74,881,650)	840,957	(86,983,021)	147,201

Net Increase (Decrease) in Net Assets Resulting from Operations	$(65,332,117)	$5,037,161	$(68,762,918)	10,381,153

Per Common Share Data:
Basic and diluted net investment income per common share	$0.42	$0.32	$0.80	0.79
Basic and diluted net increase (decrease) in net assets resulting from operations	$(2.85)	$0.38	$(3.01)	0.80
Weighted Average Common Shares Outstanding - Basic and Diluted	22,932,390	13,095,892	22,870,423	12,924,024

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2022	2021	2022	2021
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$9,549,533	$4,196,204	$18,220,103	$10,233,952
Net realized gains (losses) on investments and foreign currency transactions	(486,754)	2,712,837	(856,624)	3,845,495
Net change in unrealized gains (losses) on investments, foreign currency translations, and foreign currency exchange contracts	(74,394,896)	(1,871,880)	(86,126,397)	(3,698,294)
Net Increase (Decrease) in Net Assets Resulting from Operations	(65,332,117)	5,037,161	(68,762,918)	10,381,153

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(8,439,969)	(4,067,209)	(8,439,969)	(4,067,209)
Net Decrease in Net Assets Resulting from Stockholder Distributions	(8,439,969)	(4,067,209)	(8,439,969)	(4,067,209)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	-	6,293,374	4,823,801	8,321,074
Reinvestment of distributions	5,014,831	2,362,492	5,014,831	4,644,713
Net Increase in Net Assets Resulting from Capital Share Transactions	5,014,831	8,655,866	9,838,632	12,965,787
Total Increase (Decrease) in Net Assets	(68,757,255)	9,625,818	(67,364,255)	19,279,731
Net Assets, Beginning of Period	454,190,588	262,798,884	452,797,588	253,144,971
Net Assets, End of Period	$385,433,333	$272,424,702	$385,433,333	$272,424,702

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	For the Six Months Ended June 30
	2022
	2022	2021

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(68,762,918)	$10,381,153
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gains)/losses on investments	856,624	(3,845,495)
Net change in unrealized (gains)/losses on investments	86,126,397	3,698,294
Net accretion of discount on investments	(247,902)	(112,742)
Purchases of short-term investments	(234,006,408)	(183,409,850)
Purchases of portfolio investments	(221,385,705)	(277,427,052)
Proceeds from sale of short-term investments	286,171,413	159,126,640
Proceeds from sale of portfolio investments	204,224,871	224,133,758
Amortization of deferred financing cost	490,060	359,301
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in receivable for sales of investments	3,640,199	6,932,535
(Increase)/decrease in interest and dividends receivable	(2,515,729)	(46,026)
(Increase)/decrease in due from investment adviser	6,011	(12,973)
(Increase)/decrease in receivable for paydowns of investments	(1,188,404)	(10,013)
(Increase)/decrease in prepaid expenses and other assets	(193,537)	-
Increase\(decrease) in interest payable on credit facility	419,535	-
Increase/(decrease) in payable for investments purchased	(66,063,523)	34,849,075
Increase/(decrease) in management fees payable	(48,085)	103,786
Increase/(decrease) in directors fee payable	(669)	2,171
Increase/(decrease) in accrued other general and administrative expenses	(1,540,689)	213,442
Net cash used in operating activities	(14,018,459)	(25,063,996)
Cash Flows from Financing Activities:
Borrowings on the credit facility	84,500,000	20,395,666
Payments on the credit facility	(67,000,000)	-
Distributions paid in cash	(9,299,819)	(3,316,966)
Proceeds from issuance of common shares, net of change in subscriptions receivable of $ -	4,823,801	8,321,074
Net cash provided by financing activities	13,023,982	25,399,774
Net increase/(decrease) in cash and cash equivalents	(994,477)	335,778
Cash and cash equivalents, beginning of period	1,093,503	682,579
Cash and cash equivalents, end of period	$99,026	$1,018,357

Supplemental and Non-Cash Information:
Interest paid during the period	$7,159,711	$3,129,721
Distributions declared during the period	$8,439,969	$4,067,209
Reinvestment of distributions during the period	$5,014,831	$4,644,713

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of June 30, 2022
(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(6)	Value	of Net Assets
Debt Investments
First Lien Senior Secured(2)
AAdvantage Loyalty IP Ltd. (4)(7)	Airlines	5.81% (L + 4.75%)	04/20/2028	$3,750,000	$3,715,493	$3,587,269	1.0%
Accelerated Health Systems, LLC (7)	Healthcare Providers and Services	5.16% (S + CSA + 4.25%)	02/02/2029	7,225,000	7,191,987	6,879,573	1.9%
Acrisure, LLC (7)	Insurance	4.56% (L + 3.50%)	02/12/2027	5,872,387	5,858,936	5,408,468	1.5%
Acrisure, LLC (7)	Insurance	5.92% (L + 4.25%)	02/15/2027	5,024,750	4,991,596	4,756,780	1.3%
AHP Health Partners, Inc. (7)	Healthcare Equipment and Supplies	5.17% (L + 3.50%)	08/04/2028	2,977,500	2,964,583	2,819,320	0.7%
AI Aqua Merger Sub, Inc., (5)(7)(8)	Food Products	4.84% (S + 3.75%)	06/16/2028	7,700,000	7,704,192	7,035,875	1.8%
Aimbridge Acquisition Co., Inc. (7)	Hotels, Restaurants and Leisure	5.42% (L + 3.75%)	02/02/2026	4,961,735	4,861,816	4,449,014	1.2%
Air Methods Corporation (7)	Aerospace and Defense	5.75% (L + 3.50%)	04/12/2024	4,947,917	4,900,615	4,409,831	1.1%
Alliant Holdings Intermediate LLC (7)	Insurance	5.01% (L + 3.50%)	11/05/2027	5,955,000	5,949,264	5,557,504	1.4%
Allied Universal Holdco LLC (7)	Professional Services	5.42% (L + 3.75%)	04/07/2028	6,947,500	6,942,691	6,383,016	1.7%
Alterra Mountain Company (7)	Hotels, Restaurants and Leisure	5.17% (L + 3.50%)	08/31/2028	1,982,277	1,970,313	1,890,596	0.5%
Amentum Government Services Holdings LLC (7)	Aerospace and Defense	5.60% (S + 4.00%)	02/15/2029	6,000,000	5,972,922	5,730,030	1.5%
American Rock Salt Company LLC (7)	Metals and Mining	5.67% (L + 4.00%)	06/09/2028	5,944,975	5,936,273	5,395,065	1.4%
Amynta Agency Borrower, Inc. (7)	Insurance	6.17% (L + 4.50%)	02/28/2025	8,883,289	8,752,210	8,527,957	2.2%
AP Gaming I, LLC (4)(7)	Hotels, Restaurants and Leisure	6.20% (S + CSA + 4.00%)	02/15/2029	7,730,625	7,651,368	7,411,737	1.9%
Aptean Inc (7)(8)	Software	5.92% (L + 4.25%)	04/23/2026	7,845,313	7,847,747	7,446,536	1.9%
AQA Acquisition Holding, Inc. (7)	Software	5.92% (L + 4.25%)	11/19/2027	4,964,962	4,961,726	4,791,188	1.2%
ARC Falcon I Inc. (7)	Chemicals	5.42% (L + 3.75%)	08/31/2028	4,978,185	4,319,204	3,972,856	1.0%
Aruba Investments Holdings, LLC (7)	Chemicals	5.63% (L + 4.00%)	10/28/2027	2,476,294	2,447,801	2,290,572	0.6%
Ascend Learning, LLC (7)	Professional Services	5.17% (L + 3.50%)	11/18/2028	7,462,500	7,428,074	6,912,141	1.8%
AssuredPartners, Inc. (7)	Insurance	5.17% (L + 3.50%)	02/12/2027	4,438,891	4,444,421	4,172,557	1.1%
AssuredPartners, Inc. (7)	Insurance	5.03% (S + 3.50%)	02/12/2027	1,995,000	1,982,986	1,865,325	0.5%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of June 30, 2022
(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(6)	Value	of Net Assets
Autokiniton US Holdings, Inc. (7)(8)	Auto Components	5.62% (L + 4.50%)	03/27/2028	8,175,564	8,185,017	7,582,836	2.0%
Avaya Inc. (4)(7)	Diversified Telecommunication Services	5.32% (L + 4.00%)	12/15/2027	1,600,000	1,600,000	1,231,248	0.3%
Avaya Inc. (4)(7)	Diversified Telecommunication Services	5.57% (L + 4.25%)	12/15/2027	4,939,059	4,810,456	3,766,033	1.0%
Aveanna Healthcare LLC (4)(7)	Healthcare Providers and Services	5.35% (L + 3.75%)	06/30/2028	5,967,531	4,790,944	4,155,882	1.1%
Barracuda Networks, Inc. (7)	Software	5.98% (L + 3.75%)	01/10/2025	5,953,799	5,935,277	5,911,646	1.5%
Barracuda Networks, Inc. (7)	Software	5.00% (S + 4.50%)	04/13/2029	7,500,000	7,275,000	7,209,375	1.9%
BBB Industries (8)	Auto Components	6.39% (S + CSA + 5.25%)	06/29/2029	4,000,000	3,600,000	3,620,000	0.9%
BCP Renaissance Parent L.L.C. (7)	Oil, Gas and Consumable Fuels	5.03% (S + 3.50%)	10/30/2026	7,609,038	7,593,205	7,276,143	1.9%
Castle US Holding Corporation (8)	Professional Services	5.42% (L + 3.75%)	01/27/2027	1,983,158	1,974,351	1,752,616	0.5%
Castle US Holding Corporation (7)(8)	Professional Services	5.67% (L + 4.00%)	01/31/2027	6,062,760	6,002,170	5,385,732	1.4%
CCI Buyer, Inc. (7)(8)	Wireless Telecommunication Services	6.05% (S + 4.00%)	12/31/2027	6,829,862	6,823,217	6,249,324	1.6%
CCS-CMGC Holdings, Inc. (7)	Healthcare Providers and Services	7.07% (L + 5.50%)	10/01/2025	5,383,605	5,324,154	5,265,839	1.4%
CDK Global, Inc. (7)	Software	6.61% (S + 4.50%)	06/08/2029	4,000,000	3,880,000	3,792,020	1.0%
CHG Healthcare Services, Inc (7)	Healthcare Providers and Services	4.75% (L + 3.25%)	09/22/2028	7,940,000	7,904,824	7,531,090	2.0%
Congruex Group LLC (8)	Construction and Engineering	7.01% (S + CSA + 5.75%)	04/28/2029	6,250,000	6,096,829	6,031,250	1.6%
Connectwise LLC (7)	IT Services	5.75% (L + 3.50%)	09/29/2028	7,960,000	7,948,141	7,309,907	1.9%
Consolidated Communications, Inc. (4)(7)	Diversified Telecommunication Services	5.19% (L + 3.50%)	10/02/2027	1,428,009	1,411,417	1,272,121	0.3%
ConvergeOne Holdings Corp. (7)(8)	IT Services	6.67% (L + 5.00%)	03/31/2026	9,890,214	9,709,797	8,505,633	2.2%
Corelogic, Inc. (7)	Internet Software and Services	5.19% (L + 3.50%)	04/14/2028	7,940,000	7,934,164	6,653,720	1.7%
CP Atlas Buyer, Inc (7)	Building Products	5.42% (L + 3.75%)	11/23/2027	6,928,671	6,827,160	6,114,552	1.6%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of June 30, 2022
(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(6)	Value	of Net Assets
Creation Technologies, Inc. (4)(8)	Electronic Equipment, Instruments and Components	6.46% (L + 5.50%)	09/14/2028	5,000,000	4,932,134	4,375,000	1.1%
Curia Global, Inc. (7)	Healthcare Providers and Services	4.99% (L + 3.75%)	08/30/2026	4,874,675	4,858,717	4,614,709	1.2%
DCert Buyer, Inc. (7)	IT Services	5.67% (L + 4.00%)	08/07/2026	7,875,737	7,876,284	7,549,445	2.0%
Deerfield Dakota Holding, LLC (7)	Diversified Financial Services	5.28% (S + 3.75%)	02/25/2027	4,900,000	4,844,016	4,601,418	1.2%
Delek US Holdings, Inc. (4)(7)	Oil, Gas and Consumable Fuels	6.52% (L + 5.50%)	03/31/2025	2,346,000	2,244,927	2,329,883	0.6%
Delta Topco, Inc. (7)	IT Services	5.84% (L + 3.75%)	10/29/2027	6,937,444	6,932,831	6,300,101	1.6%
Digi International Inc. (4)(8)	Technology Hardware, Storage and Peripherals	6.85% (L + 5.00%)	12/22/2028	4,799,077	4,708,639	4,631,109	1.2%
DIRECTV Financing, LLC (7)	Media	6.67% (L + 5.00%)	08/02/2027	5,595,000	5,553,522	5,167,234	1.3%
Dotdash Meredith, Inc. (7)	Media	5.15% (S + CSA + 4.00%)	11/23/2028	9,950,000	9,904,921	9,328,125	2.4%
EAB Global, Inc. (7)	Professional Services	4.74% (L + 3.50%)	06/28/2028	1,800,962	1,792,893	1,699,208	0.4%
ECI Software Solutions, Inc. (7)	Software	6.00% (L + 3.75%)	09/30/2027	6,899,950	6,875,848	6,524,799	1.7%
ECL Entertainment, LLC (8)	Hotels, Restaurants and Leisure	9.75% (L + 7.50%)	03/31/2028	1,980,000	2,020,342	1,936,697	0.5%
EFS Cogen Holdings I LLC (7)(8)	Independent Power and Renewable Electricity Producers	5.76% (L + 3.50%)	10/29/2027	7,680,240	7,688,569	7,211,438	1.9%
Endurance International Group, Inc., The (7)	Professional Services	4.62% (L + 3.50%)	02/10/2028	4,709,962	4,639,969	4,246,808	1.1%
Ensemble RCM, LLC (7)	Healthcare Technology	4.99% (L + 3.75%)	07/24/2026	5,718,877	5,639,694	5,546,109	1.4%
Enterprise Development Authority (8)	Hotels, Restaurants and Leisure	5.92% (L + 4.25%)	02/18/2028	1,879,892	1,879,892	1,804,114	0.5%
Epicor Software Corporation (7)	Software	4.92% (L + 3.25%)	07/30/2027	937,614	923,361	887,536	0.2%
Excelitas Technologies Corp. (7)	Industrial Conglomerates	5.75% (L + 3.50%)	12/02/2024	1,979,275	1,979,275	1,900,104	0.5%
Fertitta Entertainment LLC (7)	Hotels, Restaurants and Leisure	5.53% (S + 4.00%)	01/29/2029	7,481,250	7,451,080	6,920,194	1.8%
Filtration Group Corporation (7)	Industrial Conglomerates	5.17% (L + 3.50%)	10/20/2028	3,970,000	3,961,380	3,721,875	1.0%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of June 30, 2022
(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(6)	Value	of Net Assets
Flexera Software LLC (7)(8)	Software	5.37% (L + 3.75%)	01/26/2028	8,882,515	8,861,520	8,440,610	2.2%
Generation Bridge Acquisition, LLC (8)	Electric Utilities	7.25% (L + 5.00%)	08/06/2028	61,224	61,224	60,000	0.0%
Generation Bridge Acquisition, LLC (8)	Electric Utilities	7.25% (L + 5.00%)	08/06/2028	2,924,082	2,924,082	2,865,600	0.7%
Getty Images, Inc. (7)(8)	Media	6.13% (L + 4.50%)	02/13/2026	9,909,225	9,911,896	9,606,993	2.5%
Global Medical Response, Inc. (7)	Healthcare Providers and Services	5.25% (L + 4.25%)	09/24/2025	9,142,245	9,094,061	8,528,023	2.2%
Grab Holdings Inc (4)(7)	IT Services	5.50% (L + 4.50%)	02/27/2026	4,937,488	4,983,523	4,530,145	1.2%
Great Outdoors Group, LLC (7)	Specialty Retail	5.42% (L + 3.75%)	03/06/2028	7,043,152	7,013,294	6,442,723	1.7%
Grinding Media Inc. (8)	Metals and Mining	4.80% (L + 4.00%)	09/21/2028	4,962,500	4,940,015	4,540,687	1.2%
HAH Group Holding Company LLC (7)	Healthcare Providers and Services	7.21% (S + CSA + 5.00%)	10/22/2027	376,740	372,281	361,199	0.1%
HAH Group Holding Company LLC (7)	Healthcare Providers and Services	7.21% (S + CSA + 5.00%)	10/20/2027	2,977,402	2,942,100	2,854,585	0.7%
Hamilton Projects Acquiror LLC (7)(8)	Independent Power and Renewable Electricity Producers	6.75% (L + 4.50%)	06/11/2027	9,605,669	9,558,306	9,231,961	2.4%
Help/Systems Holdings, Inc. (7)	Software	5.63% (S + CSA + 4.00%)	11/19/2026	6,884,521	6,844,517	6,473,171	1.7%
HUB International Limited (7)	Insurance	4.35% (L + 3.25%)	04/25/2025	3,920,226	3,879,835	3,728,448	1.0%
Hyland Software, Inc. (7)	Software	5.17% (L + 3.50%)	07/01/2024	4,930,965	4,930,740	4,771,399	1.2%
Hyperion Refinance S.a.r.l. (4)(7)	Insurance	4.94% (L + 3.25%)	11/12/2027	6,131,500	6,078,173	5,803,649	1.5%
Idera, Inc. (7)	IT Services	4.82% (L + 3.75%)	06/28/2028	9,849,319	9,807,470	9,113,722	2.4%
IMA Financial Group, Inc. (8)	Insurance	5.42% (L + 3.75%)	10/16/2028	4,975,000	4,952,406	4,713,812	1.2%
Infinite Bidco LLC (7)	Electronic Equipment, Instruments and Components	5.50% (L + 3.25%)	03/02/2028	6,442,462	6,393,296	5,991,490	1.6%
Inmar, Inc. (7)(8)	Professional Services	5.67% (L + 4.00%)	05/01/2024	7,883,912	7,858,733	7,435,515	1.9%
Ivanti Software, Inc. (7)	Software	5.61% (L + 4.00%)	12/01/2027	987,500	985,413	846,786	0.2%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of June 30, 2022
(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(6)	Value	of Net Assets
Ivanti Software, Inc. (7)	Software	5.85% (L + 4.25%)	12/01/2027	6,957,563	6,907,817	6,012,517	1.6%
Jack Ohio Finance LLC (8)	Hotels, Restaurants and Leisure	6.42% (L + 4.75%)	10/31/2028	4,975,000	4,978,273	4,701,375	1.2%
Jazz Acquisition, Inc (7)	Aerospace and Defense	5.92% (L + 4.25%)	06/19/2026	2,992,308	2,921,428	2,828,105	0.7%
Kestrel Acquisition LLC (7)	Independent Power and Renewable Electricity Producers	5.92% (L + 4.25%)	05/02/2025	8,867,868	8,144,054	8,236,033	2.1%
Kleopatra Finco S.a.r.l (4)(7)	Containers and Packaging	5.55% (L + 4.75%)	02/04/2026	1,975,000	1,968,120	1,688,625	0.4%
LBM Acquisition LLC (5)(7)(8)	Building Products	5.42% (L + 3.75%)	12/31/2027	7,429,474	7,353,674	6,125,861	1.6%
Life Time, Inc. (4)(7)	Hotels, Restaurants and Leisure	6.32% (L + 4.75%)	12/10/2024	7,582,556	7,572,931	7,494,106	1.9%
Lifescan Global Corporation (7)	Healthcare Equipment and Supplies	6.96% (L + 6.00%)	10/01/2024	6,445,727	6,414,138	5,682,972	1.5%
Lightstone Holdco LLC	Independent Power and Renewable Electricity Producers	7.02% (S + 5.75%)	02/01/2027	1,511,319	1,334,853	1,363,965	0.4%
Lightstone Holdco LLC	Independent Power and Renewable Electricity Producers	7.02% (S + 5.75%)	02/01/2027	85,241	75,284	76,930	0.0%
LogMeIn, Inc. (7)	IT Services	6.35% (L + 4.75%)	08/31/2027	9,894,723	9,785,654	7,643,673	2.0%
LSF9 Atlantis Holdings, LLC (7)	Specialty Retail	9.30% (S + 7.25%)	03/29/2029	7,000,000	6,726,076	6,454,000	1.7%
Magenta Buyer LLC (7)	Software	6.23% (L + 5.00%)	05/03/2028	5,472,500	5,427,614	4,935,018	1.3%
Medical Solutions L.L.C. (8)	Healthcare Providers and Services	6.38% (L + 3.50%)	10/06/2028	4,989,500	4,167,209	3,891,377	1.0%
MetroNet Systems Holdings, LLC (7)(8)	Diversified Telecommunication Services	5.05% (S + CSA + 3.75%)	05/26/2028	6,940,200	6,898,833	6,448,591	1.7%
Michael Baker International, LLC (8)	Construction and Engineering	6.67% (L + 5.00%)	11/02/2028	6,218,750	6,161,080	6,063,281	1.6%
Micro Holding Corp. (7)	IT Services	5.42% (L + 3.75%)	09/13/2024	9,911,696	9,866,098	9,359,119	2.4%
Midwest Veterinary Partners, LLC (5)(7)	Healthcare Providers and Services	5.67% (L + 4.00%)	04/27/2028	8,927,513	8,845,157	8,481,137	2.2%
Milano Acquisition Corporation (7)	Healthcare Providers and Services	6.25% (L + 4.00%)	08/31/2027	6,918,602	6,852,868	6,561,879	1.7%
Minotaur Acquisition, Inc. (7)(8)	Diversified Financial Services	6.38% (L + 4.75%)	03/27/2026	14,006,153	12,022,364	11,273,330	2.9%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of June 30, 2022
(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(6)	Value	of Net Assets
Mitchell International, Inc. (7)	Professional Services	5.35% (L + 3.75%)	10/16/2028	9,975,000	9,907,723	9,114,656	2.4%
Mitnick Corporate Purchase, Inc (7)	Software	5.92% (S + CSA + 4.75%)	04/20/2029	8,800,000	8,756,987	8,382,000	2.2%
MLN US HoldCo LLC (7)	Diversified Telecommunication Services	5.62% (L + 4.50%)	12/31/2025	4,056,188	3,990,580	2,717,646	0.7%
Moneygram International, Inc. (4)(7)	Diversified Consumer Services	6.00% (L + 4.50%)	07/21/2026	9,947,917	9,928,622	9,670,221	2.5%
Napa Management Services Corporation (7)	Healthcare Providers and Services	6.15% (S + CSA + 5.25%)	02/23/2029	7,980,000	7,905,031	7,403,964	1.9%
National Mentor Holdings, Inc. (7)	Healthcare Providers and Services	6.01% (L + 3.75%)	02/18/2028	9,180,649	9,157,102	8,001,945	2.1%
National Mentor Holdings, Inc. (7)	Healthcare Providers and Services	6.01% (L + 3.75%)	02/18/2028	291,993	291,223	254,504	0.1%
Navicure, Inc. (7)	Healthcare Technology	5.67% (L + 4.00%)	10/22/2026	4,649,598	4,651,880	4,422,930	1.1%
NorthStar Group Services, Inc. (7)(8)	Commercial Services and Supplies	7.17% (L + 5.50%)	11/09/2026	8,764,436	8,733,988	8,446,726	2.2%
NSM Top Holdings Corp. (7)	Healthcare Equipment and Supplies	6.92% (L + 5.25%)	11/12/2026	4,961,832	4,940,605	4,719,943	1.2%
OneDigital Borrower LLC (7)	Insurance	5.88% (S + CSA + 4.25%)	11/16/2027	9,921,083	9,813,535	9,425,029	2.4%
Orchid Merger Sub II, LLC (4)(7)	Software	7.58% (S + CSA + 4.75%)	05/12/2027	4,443,750	4,217,214	4,332,656	1.1%
Pactiv Evergreen Group Holdings Inc. (4)(7)	Containers and Packaging	5.17% (L + 3.50%)	09/22/2028	2,977,500	2,964,333	2,797,778	0.7%
Padagis LLC (7)	Pharmaceuticals	5.72% (L + 4.75%)	07/31/2028	6,588,235	6,553,657	6,077,647	1.6%
PECF USS Intermediate Holding III Corporation (8)	Professional Services	5.92% (L + 4.25%)	11/06/2028	4,975,000	4,965,167	4,507,549	1.2%
Pegasus Bidco BV (4)(7)	Food Products	4.75% (S + 4.25%)	12/13/2024	5,000,000	4,950,000	4,756,250	1.2%
Peraton Corp. (7)(8)	Aerospace and Defense	5.42% (L + 3.75%)	02/01/2028	10,699,869	10,670,826	10,076,976	2.6%
PetVet Care Centers, LLC (7)	Healthcare Providers and Services	5.17% (L + 3.50%)	02/14/2025	6,902,685	6,891,372	6,528,767	1.7%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of June 30, 2022
(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(6)	Value	of Net Assets
Pluto Acquisition I, Inc (7)	Healthcare Providers and Services	6.08% (L + 4.00%)	06/22/2026	6,000,445	6,002,636	5,257,890	1.4%
PMHC II Inc (7)	Chemicals	5.29% (S + CSA + 4.25%)	02/02/2029	6,605,000	6,546,591	5,793,146	1.5%
PODS, LLC (7)	Road and Rail	4.67% (L + 3.00%)	03/31/2028	1,975,075	1,967,052	1,842,745	0.5%
PQ Performance Chemicals (7)	Chemicals	4.62% (L + 3.50%)	04/28/2028	4,975,000	4,973,112	4,763,562	1.2%
Prairie ECI Acquiror LP (7)	Oil, Gas and Consumable Fuels	6.42% (L + 4.75%)	03/11/2026	7,182,326	6,992,568	6,741,762	1.7%
Pretium PKG Holdings, Inc. (7)(8)	Containers and Packaging	4.97% (L + 4.00%)	09/22/2028	5,970,000	5,918,725	5,406,611	1.4%
Project Alpha Intermediate Holding, Inc. (7)	Software	5.67% (L + 4.00%)	04/26/2024	5,886,983	5,872,320	5,679,113	1.5%
Project Boost Purchaser, LLC (7)	Professional Services	5.17% (L + 3.50%)	06/01/2026	5,940,000	5,928,514	5,531,655	1.4%
Proofpoint, Inc. (7)	IT Services	4.82% (L + 3.25%)	06/09/2028	4,975,000	4,953,344	4,636,526	1.2%
PS Holdco, LLC (8)	Road and Rail	5.92% (L + 4.25%)	10/31/2028	5,461,244	5,437,738	5,007,278	1.3%
PT Intermediate Holdings III LLC (8)	Machinery	7.75% (L + 5.50%)	10/15/2025	2,308,400	2,298,851	2,250,690	0.6%
PT Intermediate Holdings III LLC (8)	Machinery	7.75% (L + 5.50%)	11/01/2028	498,750	493,956	486,281	0.1%
PT Intermediate Holdings III LLC (8)	Machinery	7.75% (L + 5.50%)	11/01/2028	1,528,450	1,514,976	1,490,239	0.4%
PT Intermediate Spider DD T/L (Parts Town) (8)	Machinery	7.75% (L + 5.50%)	11/01/2028	2,129,300	2,129,300	2,076,068	0.5%
Quest Software US Holdings Inc. (7)	Software	5.47% (S + CSA + 4.25%)	01/19/2029	9,500,000	9,404,890	8,481,695	2.2%
Radiology Partners, Inc. (7)	Healthcare Providers and Services	5.89% (L + 4.25%)	07/09/2025	6,000,000	5,992,971	5,410,500	1.4%
RC Buyer, Inc. (7)	Auto Components	5.75% (L + 3.50%)	07/28/2028	2,073,750	2,069,324	1,982,163	0.5%
RealPage, Inc. (7)	Real Estate Management and Development	4.67% (L + 3.00%)	02/18/2028	6,947,500	6,937,538	6,440,888	1.7%
Red Planet Borrower, LLC (7)	Internet Software and Services	5.42% (L + 3.75%)	10/02/2028	7,940,000	7,904,895	7,031,862	1.8%
Redstone Holdco 2 LP (7)(8)	IT Services	5.93% (L + 4.75%)	04/14/2028	7,940,000	7,889,468	6,881,360	1.8%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of June 30, 2022
(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(6)	Value	of Net Assets
Renaissance Holding Corp (7)	Software	5.58% (S + 4.50%)	03/17/2027	5,000,000	4,855,908	4,791,675	1.2%
Rocket Software, Inc. (7)	Software	5.92% (L + 4.25%)	11/28/2025	4,957,444	4,934,603	4,618,701	1.2%
Rodan & Fields, LLC (7)	Textiles, Apparel and Luxury Goods	5.32% (L + 4.00%)	06/16/2025	1,723,077	1,543,241	968,154	0.3%
Rohm Holding GMBH (4)(7)(8)	Chemicals	5.27% (L + 4.75%)	07/31/2026	8,890,894	8,874,840	7,468,351	1.9%
RSC Acquisition, Inc. (8)	Insurance	7.75% (L + 5.50%)	09/30/2026	4,504,692	4,455,305	4,380,223	1.1%
Runner Buyer Inc. (8)	Household Durables	7.07% (L + 5.50%)	10/20/2028	4,987,500	4,941,977	3,902,719	1.0%
Sabert Corporation (7)(8)	Containers and Packaging	6.19% (L + 4.50%)	11/26/2026	6,944,581	6,946,659	6,614,714	1.7%
Severin Acquisition, LLC (7)	Diversified Consumer Services	4.62% (L + 3.00%)	08/31/2025	3,702	3,596	3,556	0.0%
Shearer’s Foods, LLC (7)	Food Products	5.17% (L + 3.50%)	09/23/2027	1,682,595	1,673,181	1,534,771	0.4%
Sophia, L.P. (7)	Software	5.78% (S + 4.25%)	10/07/2027	2,000,000	1,980,564	1,910,000	0.5%
Sovos Compliance, LLC (8)	Software	6.17% (L + 4.50%)	07/28/2028	3,393,904	3,386,039	3,206,187	0.8%
Sovos Compliance DD T/L (8/21) (8)	Software	6.15% (L + 4.50%)	08/11/2028	589,041	589,041	556,461	0.1%
Specialty Building Products Holdings, LLC (7)(8)	Building Products	5.35% (L + 3.75%)	10/05/2028	9,975,000	9,959,179	8,852,812	2.3%
Springer Nature Deutschland GmbH (4)(7)	Media	3.80% (L + 3.00%)	08/14/2026	2,086,931	2,083,424	2,009,193	0.5%
Summer BC Holdco B LLC (4)(8)	Media	6.75% (L + 4.50%)	12/04/2026	4,962,500	4,968,008	4,664,775	1.2%
Surgery Center Holdings, Inc. (4)(7)	Healthcare Providers and Services	4.95% (L + 3.75%)	09/03/2026	4,690,625	4,671,810	4,384,280	1.1%
Tecta America Corp. (7)(8)	Construction and Engineering	5.92% (L + 4.25%)	04/06/2028	8,628,670	8,611,689	8,089,378	2.1%
The Edelman Financial Engines Centre, LLC (7)	Diversified Financial Services	5.17% (L + 3.50%)	04/07/2028	7,899,816	7,817,712	7,332,017	1.9%
Thryv, Inc. (4)(7)	Professional Services	9.74% (L + 8.50%)	02/18/2026	5,539,746	5,552,250	5,430,336	1.4%
TIBCO Software Inc (7)	Software	5.42% (L + 3.75%)	06/30/2026	2,940,000	2,934,664	2,891,769	0.8%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of June 30, 2022
(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(6)	Value	of Net Assets
Tidal Power Holdings, LLC (4)(7)	Independent Power and Renewable Electricity Producers	6.00% (L + 3.75%)	04/01/2027	1,113,585	1,112,412	1,075,774	0.3%
Tiger Acquisition, LLC (7)	Industrial Conglomerates	4.92% (L + 3.25%)	05/19/2028	2,977,500	2,967,622	2,683,725	0.7%
Titan US Finco, LLC (4)(8)	Media	6.25% (L + 4.00%)	10/06/2028	5,985,000	5,972,063	5,680,782	1.5%
Tosca Services, LLC (7)	Containers and Packaging	5.17% (L + 3.50%)	08/18/2027	6,934,798	6,878,475	6,264,446	1.6%
Traverse Midstream Partners LLC (7)	Oil, Gas and Consumable Fuels	5.95% (S + CSA + 4.25%)	09/27/2024	8,424,678	8,181,605	8,059,636	2.1%
Truck Hero, Inc. (7)	Auto Components	5.17% (L + 3.50%)	01/20/2028	7,016,200	7,007,917	6,304,055	1.6%
U.S. Renal Care, Inc. (7)(8)	Healthcare Providers and Services	6.69% (L + 5.00%)	06/26/2026	8,866,232	8,728,880	6,167,573	1.6%
U.S. Renal Care, Inc. (7)	Healthcare Providers and Services	6.56% (L + 5.50%)	06/26/2026	496,250	490,244	343,653	0.1%
U.S. Silica Company (4)(7)	Metals and Mining	5.69% (L + 4.00%)	04/25/2025	7,903,033	7,745,885	7,632,236	2.0%
UKG Inc. (7)	Software	5.42% (L + 3.75%)	04/08/2026	4,388,443	4,373,286	4,159,169	1.1%
United Airlines, Inc. (4)(7)	Airlines	5.39% (L + 3.75%)	04/21/2028	7,927,262	7,990,354	7,402,120	1.9%
US Radiology Specialists, Inc., (7)	Healthcare Providers and Services	6.26% (L + 5.25%)	12/10/2027	8,925,150	8,825,608	7,943,383	2.1%
VeriFone Systems, Inc. (7)	Commercial Services and Supplies	5.52% (L + 4.00%)	08/20/2025	2,961,637	2,927,250	2,678,801	0.7%
Verscend Holding Corp. (7)	Healthcare Technology	5.67% (L + 4.00%)	08/27/2025	6,094,767	6,081,325	5,850,976	1.5%
Vision Solutions, Inc. (7)	IT Services	5.18% (L + 4.00%)	04/24/2028	9,925,000	9,897,564	9,021,825	2.3%
WaterBridge Midstream Operating LLC (7)	Energy Equipment and Services	6.75% (L + 5.75%)	06/22/2026	3,979,540	3,875,359	3,773,598	1.0%
Watlow Electric Manufacturing Company (7)	Electrical Equipment	5.42% (L + 3.75%)	03/02/2028	6,275,998	6,264,230	5,904,647	1.5%
Whatabrands LLC (7)	Hotels, Restaurants and Leisure	4.92% (L + 3.25%)	07/21/2028	2,388,000	2,377,488	2,245,090	0.6%
White Cap Buyer LLC (7)(8)	Building Products	5.28% (S + 3.75%)	10/08/2027	6,924,993	6,915,596	6,401,290	1.7%
Wilsonart LLC (7)(8)	Building Products	5.51% (L + 3.25%)	12/18/2026	9,899,499	9,852,940	8,801,298	2.3%
Zelis Cost Management Buyer, Inc. (7)	Healthcare Technology	4.56% (L + 3.50%)	09/30/2026	4,768,508	4,762,101	4,504,023	1.2%
Total First Lien Senior Secured				1,015,180,414	$1,002,477,553	$932,605,888	242.0%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of June 30, 2022
(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(6)	Value	of Net Assets
Second Lien Senior Secured(2)
American Rock Salt Company LLC	Metals and Mining	8.92% (L + 7.25%)	06/04/2029	2,750,000	2,776,374	2,640,000	0.6%
ARC Falcon I Inc. (7)	Chemicals	8.67% (L + 7.00%)	09/24/2029	2,000,000	1,981,727	1,905,000	0.5%
Artera Services, LLC (7)	Construction and Engineering	9.50% (L + 7.25%)	03/06/2026	7,810,000	7,460,941	5,357,660	1.4%
Aruba Investments, Inc. (7)	Chemicals	9.38% (L + 7.75%)	10/27/2028	2,350,000	2,317,310	2,244,250	0.6%
Asurion, LLC (7)	Insurance	6.92% (L + 5.25%)	01/19/2029	6,000,000	5,963,477	5,127,000	1.3%
Barracuda Networks, Inc.	Software	7.50% (S + 7.00%)	05/17/2030	3,000,000	2,910,000	3,015,000	0.8%
DCert Buyer, Inc. (7)	IT Services	8.06% (L + 7.00%)	02/19/2029	1,500,000	1,497,469	1,402,500	0.4%
Delta Topco, Inc.	IT Services	9.34% (L + 7.25%)	10/06/2028	3,435,617	3,472,810	3,006,165	0.8%
Energy Acquisition LP	Electrical Equipment	10.03% (L + 8.50%)	06/25/2026	2,812,400	2,720,196	2,348,354	0.6%
Epicor Software Corporation (7)	Software	9.42% (L + 7.75%)	07/31/2028	3,000,000	3,042,460	2,931,000	0.8%
Help/Systems Holdings, Inc.	Software	7.56% (S + CSA + 6.75%)	11/19/2027	3,656,217	3,664,809	3,509,968	0.9%
Idera, Inc.	IT Services	7.82% (L + 6.75%)	02/05/2029	5,000,000	5,031,234	4,775,000	1.2%
Infinite Bidco LLC (7)	Electronic Equipment, Instruments and Components	9.25% (L + 7.00%)	02/24/2029	2,729,999	2,725,711	2,593,499	0.7%
Inmar, Inc. (7)	Professional Services	9.67% (L + 8.00%)	05/01/2025	5,000,000	5,007,231	5,012,500	1.3%
Ivanti Software, Inc.	Software	8.85% (L + 7.25%)	12/01/2028	3,000,000	3,012,146	2,755,005	0.7%
Magenta Buyer LLC	Software	9.48% (L + 8.25%)	05/03/2029	5,000,000	4,991,595	4,595,825	1.2%
Outcomes Group Holdings, Inc.	Healthcare Providers and Services	9.12% (S + 7.50%)	10/26/2026	1,500,000	1,478,136	1,462,500	0.4%
Peraton Corp.	Aerospace and Defense	9.00% (L + 7.75%)	02/26/2029	2,912,425	2,974,124	2,723,118	0.7%
Pretium PKG Holdings, Inc. (7)	Containers and Packaging	7.72% (L + 6.75%)	09/21/2029	2,000,000	1,981,917	1,775,000	0.5%
Quest Software US Holdings Inc.	Software	8.72% (S + CSA + 7.50%)	01/18/2030	3,000,000	2,957,878	2,705,625	0.7%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of June 30, 2022
(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(6)	Value	of Net Assets
TIBCO Software Inc	Software	8.31% (L + 7.25%)	02/28/2028	2,500,000	2,508,759	2,466,875	0.6%
Vision Solutions, Inc.	IT Services	8.00% (L + 7.25%)	04/23/2029	3,500,000	3,508,350	3,125,203	0.8%
Total Second Lien Senior Secured				74,456,658	73,984,654	67,477,047	17.5%

Corporate Bonds
KOBE US Midco 2 Inc	Chemicals	9.25%	11/01/2026	1,900,000	1,882,877	1,700,500	0.4%
Total Corporate Bonds				1,900,000	1,882,877	1,700,500	0.4%

Convertible Bonds
Airbnb Inc (4)	Hotels, Restaurants and Leisure	0.00%	03/15/2026	580,000	507,091	477,022	0.1%
Block Inc (4)	Diversified Financial Services	0.00%	05/01/2026	625,000	505,049	495,824	0.1%
Cable One, Inc. (4)	Media	1.13%	03/15/2028	1,630,000	1,328,837	1,363,951	0.4%
Shift 4 Payment Inc (4)	Diversified Financial Services	0.50%	08/01/2027	685,000	517,627	480,567	0.1%
Snap, Inc. (4)	Media	0.00%	05/01/2027	1,140,000	892,708	810,126	0.3%
Total Convertible Bonds				4,660,000	3,751,312	3,627,490	1.0%
Total Debt Investments				1,096,197,072	$1,082,096,396	$1,005,410,925	260.9%

CLO Mezzanine(2)
522 Funding CLO 2020-6, Ltd. (4)	Structured Note	9.22% (L + 8.04%)	10/23/2034	2,800,000	2,720,740	2,263,411	0.6%
Barings CLO Ltd (4)	Structured Note	7.00% (L + 6.75%)	01/20/2028	2,000,000	1,928,630	1,743,740	0.5%
Carlyle US CLO 2020-2, Ltd (4)	Structured Note	9.71% (L + 8.53%)	01/25/2035	4,000,000	3,885,106	3,333,993	0.9%
Elmwood CLO III Ltd. (4)	Structured Note	8.80% (L + 7.74%)	10/20/2034	2,000,000	1,924,088	1,575,511	0.4%
GoldenTree Loan Management US 2020-7A (4)	Structured Note	8.81% (L + 7.75%)	04/20/2034	2,000,000	1,890,680	1,600,823	0.4%
GoldenTree Loan Management US 2021-10A (4)	Structured Note	8.85% (L + 7.79%)	07/20/2034	1,250,000	1,215,137	1,000,078	0.3%
GoldenTree Loan Management US 2021-9A (4)	Structured Note	7.81% (L + 6.75%)	01/20/2033	2,000,000	1,891,606	1,564,884	0.4%
Magnetite CLO Ltd 2015-16A (4)	Structured Note	7.54% (L + 6.50%)	01/18/2028	1,000,000	826,353	850,628	0.2%
Thayer Park CLO, Ltd. (4)	Structured Note	9.93% (L + 8.87%)	04/20/2034	1,300,000	1,260,831	1,109,867	0.2%
Total CLO Mezzanine				18,350,000	17,543,171	15,042,935	3.9%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of June 30, 2022
(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(6)	Value	of Net Assets
CLO Equity
Ares CLO LTD 2021-62A (4)	Structured Subordinated Note	NA	01/25/2034	5,000,000	4,620,000	4,436,971	1.1%
Barings CLO Ltd. 2018-IV (4)	Structured Subordinated Note	NA	10/15/2030	4,000,000	1,900,000	1,894,761	0.5%
Dryden 86 CLO, Ltd. (4)	Structured Subordinated Note	NA	07/17/2030	6,000,000	4,443,316	4,087,859	1.0%
Highbridge Loan Management Ltd 12A-2018 (4)	Structured Subordinated Note	NA	07/18/2031	7,500,000	4,322,853	3,728,546	1.0%
Long Point Park CLO, Ltd. (4)	Structured Subordinated Note	NA	01/17/2030	6,358,000	3,995,252	3,400,688	0.9%
Mariner CLO 2017-4A LLC (4)	Structured Subordinated Note	NA	10/26/2034	5,000,000	2,472,739	2,555,916	0.7%
Regatta XII Funding Ltd. (4)	Structured Subordinated Note	NA	10/15/2032	6,000,000	4,485,256	4,011,333	1.0%
Stratus CLO Series 2021-1A (4)	Structured Subordinated Note	NA	12/29/2029	2,000,000	1,743,200	1,410,600	0.4%
Total CLO Equity				41,858,000	27,982,616	25,526,674	6.6%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of June 30, 2022
(Unaudited)

				Number of		Fair	Percentage
				Shares	Cost	Value	of Net Assets
Equity Investments
Custom Truck One Source Inc (4)(10)	Commercial Services and Supplies	NA	NA	100,000	500,000	560,000	0.2%
Total Equity Investments				100,000	500,000	560,000	0.2%
Total Equity and Other Investments				60,308,000	$46,025,787	$41,129,609	10.7%

	Number of		Fair	Percentage
	Shares	Cost	Value	of Net Assets
Short-Term Investments
Fidelity Investments Money Market Government Portfolio - Institutional Class, 0.01% (9)	25,977,759	25,977,759	25,977,759	6.7%

Total Short-Term Investments	25,977,759	$25,977,759	$25,977,759	6.7%

Total Investments		$1,154,099,942	$1,072,518,293	278.3%
Liabilities in Excess of Other Assets			(687,084,960)	(178.3)%
Net Assets			$385,433,333	100.0%

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(2)	Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), SOFR + Credit Spread Adjustment (S+CSA), where the Credit Spread Adjustment is a defined additional spread amount based on the tenor of SOFR the borrower selects, or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. For the holdings as of June 30, 2022 that have S+CSA as the base rate, the CSA is 10bp for 1M SOFR, 15bp for 3M SOFR, and 25bp for 6M SOFR. For the avoidance of doubt, loan floors apply to S+CSA, not S.
(3)	As of June 30, 2022, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
(4)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2022, 15.0% of the Company’s total assets were in non-qualifying investments.
(5)	Investments or a portion of investments are unsettled as of June 30, 2022.
(6)	As of June 30, 2022, the tax cost of the Company’s investments approximates their amortized cost.
(7)	Security or portion thereof held within Palmer Square BDC Funding I, LLC (“PS BDC Funding”) and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Bank of America, N.A. (“BofA N.A.”) (see Note 6 to the consolidated financial statements).
(8)	Security or portion thereof held within Palmer Square BDC Funding II, LLC (“PS BDC Funding II”) and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Wells Fargo Bank, National Association (“WFB”) (see Note 6 to the consolidated financial statements).
(9)	7-day effective yield as of June 30, 2022.
(10)	Securities acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2022, the aggregate fair value of these securities is $0.6 million or 0.2% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
Custom Truck One Source Inc	Common Stock	04/01/2021

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2021

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(6)	Value	of Net Assets
Debt Investments
First Lien Senior Secured(2)
AAdvantage Loyalty IP Ltd. (4)(7)	Airlines	5.50% (L + 4.75%)	4/20/2028	3,500,000	$3,466,993	$3,632,808	0.7%
AccentCare, Inc. (7)	Healthcare Providers and Services	4.18% (L + 4.00%)	6/22/2026	6,030,750	6,033,232	6,019,443	1.2%
Acrisure, LLC (7)	Insurance	3.63% (L + 3.50%)	2/12/2027	5,902,424	5,887,108	5,846,351	1.2%
Acrisure, LLC (7)	Insurance	4.75% (L + 4.25%)	2/15/2027	5,050,000	5,012,608	5,056,313	1.0%
AHP Health Partners, Inc. (7)	Healthcare Equipment and Supplies	4.00% (L + 3.50%)	8/4/2028	2,992,500	2,978,139	2,997,183	0.6%
AI Aqua Merger Sub, Inc., (5)(7)(8)	Food Products	4.50% (L + 4.00%)	6/16/2028	6,993,333	6,996,036	7,021,412	1.6%
Aimbridge Acquisition Co., Inc. (7)	Hotels, Restaurants and Leisure	3.84% (L + 3.75%)	2/2/2026	4,987,245	4,873,305	4,887,500	1.1%
Air Methods Corporation (7)	Aerospace and Defense	4.50% (L + 3.50%)	4/12/2024	4,973,958	4,912,811	4,737,695	1.0%
Alliant Holdings Intermediate LLC (7)	Insurance	4.00% (L + 3.50%)	11/5/2027	5,985,000	5,977,585	5,986,077	1.3%
Allied Universal Holdco LLC (7)	Professional Services	4.25% (L + 3.75%)	4/7/2028	6,982,500	6,976,936	6,968,570	1.5%
Alterra Mountain Company (7)	Hotels, Restaurants and Leisure	4.00% (L + 3.50%)	8/31/2028	1,992,263	1,979,085	1,992,263	0.4%
Amentum Government Services Holdings LLC (7)	Aerospace and Defense	3.60% (L + 3.50%)	2/26/2027	4,432,500	4,208,252	4,375,720	1.0%
Amentum Government Services Holdings LLC (7)	Aerospace and Defense	5.50% (L + 4.75%)	1/29/2027	1,488,750	1,463,719	1,491,541	0.3%
American Airlines, Inc. (4)(7)	Airlines	2.11% (L + 2.00%)	12/15/2023	1,979,167	1,934,458	1,943,403	0.4%
American Airlines, Inc. (4)(7)	Airlines	1.85% (L + 1.75%)	6/27/2025	2,000,000	1,900,671	1,901,250	0.4%
American Rock Salt Company LLC (7)	Metals and Mining	4.75% (L + 4.00%)	6/9/2028	4,975,000	4,963,324	4,968,781	1.1%
Amynta Agency Borrower, Inc. (7)	Insurance	4.60% (L + 4.50%)	2/28/2025	8,929,545	8,774,227	8,912,847	2.0%
AP Gaming I, LLC (7)	Hotels, Restaurants and Leisure	4.50% (L + 3.50%)	2/15/2024	6,831,409	6,817,784	6,803,639	1.5%
Applovin Corporation (4)(7)	Software	3.50% (L + 3.00%)	10/20/2028	2,493,750	2,487,556	2,492,964	0.6%
Aptean Inc (5)(7)(8)	Software	4.35% (L + 4.25%)	4/23/2026	7,886,443	7,889,119	7,865,505	1.7%
AQA Acquisition Holding, Inc. (7)	Software	4.75% (L + 4.25%)	11/19/2027	2,985,000	2,971,382	2,988,119	0.7%
ARC Falcon I Inc. (7)	Chemicals	4.25% (L + 3.75%)	8/31/2028	4,363,057	4,338,582	4,363,232	1.0%
Arches Buyer Inc. (7)	Leisure Products	3.75% (L + 3.25%)	12/6/2027	4,950,000	4,906,378	4,923,419	1.1%
Aristocrat International PTY Ltd (4)(5)(7)(8)	Hotels, Restaurants and Leisure	4.75% (L + 3.75%)	10/31/2024	4,949,874	4,923,279	4,979,276	1.1%
Aruba Investments Holdings, LLC (7)	Chemicals	4.75% (L + 4.00%)	10/28/2027	1,488,769	1,476,015	1,492,491	0.3%
Ascend Learning, LLC (5)(7)	Professional Services	4.00% (L + 3.50%)	11/18/2028	7,500,000	7,462,500	7,498,463	1.7%
AssuredPartners, Inc. (7)	Insurance	4.00% (L + 3.50%)	2/12/2027	6,461,337	6,451,803	6,460,336	1.4%
Athenahealth, Inc. (7)	Healthcare Equipment and Supplies	4.40% (L + 4.25%)	2/11/2026	5,272,356	5,244,158	5,279,606	1.2%
Autokiniton US Holdings, Inc. (7)(8)	Auto Components	5.00% (L + 4.50%)	3/27/2028	8,216,855	8,226,508	8,239,739	1.8%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2021

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal/ Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
Avaya Inc. (4)(7)	Diversified Telecommunication Services	4.11% (L + 4.00%)	12/15/2027	1,600,000	1,600,000	1,601,304	0.4%
Avaya Inc. (4)(5)(7)	Diversified Telecommunication Services	4.36% (L + 4.25%)	12/15/2027	4,939,059	4,800,270	4,960,174	1.1%
Aveanna Healthcare LLC (4)(7)	Healthcare Providers and Services	4.25% (L + 3.75%)	6/30/2028	3,237,170	3,232,811	3,225,054	0.7%
Azalea TopCo, Inc. (7)	Healthcare Technology	3.63% (L + 3.50%)	7/23/2026	3,922,262	3,885,223	3,910,005	0.9%
Barracuda Networks, Inc. (7)	IT Services	4.50% (L + 3.75%)	1/10/2025	3,979,022	3,978,706	3,996,430	0.9%
BCP Raptor, LLC (5)(7)	Oil, Gas and Consumable Fuels	5.25% (L + 4.25%)	6/7/2024	5,968,265	5,915,310	5,970,354	1.3%
BCP Renaissance Parent L.L.C. (5)(7)	Oil, Gas and Consumable Fuels	4.50% (L + 3.50%)	10/31/2024	7,648,566	7,629,890	7,642,600	1.7%
Belfor Holdings Inc. (7)	Commercial Services and Supplies	3.85% (L + 3.75%)	3/31/2026	2,945,882	2,837,141	2,953,247	0.7%
Boxer Parent Company, Inc. (7)	Software	3.88% (L + 3.75%)	10/2/2025	2,992,266	2,713,403	2,977,304	0.7%
Caesars Resort Collection, LLC (4)(7)	Hotels, Restaurants and Leisure	3.60% (L + 3.50%)	7/31/2025	2,962,500	2,895,715	2,968,425	0.7%
Castle US Holding Corporation (8)	Professional Services	3.88% (L + 3.75%)	1/27/2027	1,991,579	1,981,844	1,976,642	0.4%
Castle US Holding Corporation (8)	Professional Services	4.75% (L + 4.00%)	1/31/2027	2,981,250	2,926,408	2,978,761	0.7%
CCI Buyer, Inc. (5)(7)(8)	Wireless Telecommunication Services	4.50% (L + 3.75%)	12/31/2027	6,864,444	6,856,831	6,880,369	1.5%
CCS-CMGC Holdings, Inc. (7)	Healthcare Providers and Services	5.63% (L + 5.50%)	10/1/2025	5,411,500	5,342,101	5,349,781	1.2%
CHG Healthcare Services, Inc (7)	Healthcare Providers and Services	4.00% (L + 3.50%)	9/22/2028	7,980,000	7,941,694	7,990,973	1.8%
Connectwise LLC (7)	IT Services	4.00% (L + 3.50%)	9/29/2028	8,000,000	7,986,895	7,991,440	1.8%
Consolidated Communications, Inc. (4)(7)	Diversified Telecommunication Services	4.25% (L + 3.50%)	10/2/2027	1,428,009	1,409,815	1,427,788	0.3%
ConvergeOne Holdings Corp. (7)(8)	IT Services	5.10% (L + 5.00%)	3/31/2026	9,941,326	9,736,805	9,758,058	2.2%
Corelogic, Inc. (7)	Internet Software and Services	4.00% (L + 3.50%)	4/14/2028	7,980,000	7,973,450	7,983,990	1.8%
CP Atlas Buyer, Inc (7)	Building Products	4.25% (L + 3.75%)	11/23/2027	4,962,827	4,921,475	4,947,939	1.1%
Creation Technologies, Inc. (8)	Electronic Equipment, Instruments and Components	6.00% (L + 5.50%)	9/14/2028	5,000,000	4,927,276	4,968,750	1.1%
Curia Global, Inc. (7)	Healthcare Providers and Services	4.50% (L + 3.75%)	8/30/2026	4,899,295	4,880,965	4,911,543	1.1%
DCert Buyer, Inc. (7)	IT Services	4.10% (L + 4.00%)	8/7/2026	7,916,022	7,916,047	7,911,075	1.7%
Deerfield Dakota Holding, LLC (7)	Diversified Financial Services	4.75% (L + 3.75%)	2/25/2027	4,925,000	4,862,889	4,936,943	1.1%
Delek US Holdings, Inc. (4)(7)	Oil, Gas and Consumable Fuels	6.50% (L + 5.50%)	3/31/2025	2,358,000	2,239,637	2,366,253	0.5%
Delta Topco, Inc. (7)	IT Services	4.50% (L + 3.75%)	10/29/2027	6,972,481	6,966,632	6,988,692	1.5%
Digi International Inc. (5)(8)	Technology Hardware, Storage and Peripherals	5.50% (L + 5.00%)	12/22/2028	6,250,000	6,125,000	6,199,219	1.4%
DIRECTV Financing, LLC (7)	Media	5.75% (L + 5.00%)	8/2/2027	5,865,000	5,816,327	5,877,962	1.3%
Dotdash Meredith, Inc. (7)	Media	4.50% (C + SCA + 4.00%)	11/23/2028	10,000,000	9,991,795	10,018,750	2.2%
EAB Global, Inc. (7)	Professional Services	4.00% (L + 3.50%)	6/28/2028	5,000,000	4,975,872	4,979,175	1.1%
ECI Software Solutions, Inc. (7)	Software	4.50% (L + 3.75%)	9/30/2027	6,934,975	6,907,467	6,946,903	1.5%
ECL Entertainment, LLC (8)	Hotels, Restaurants and Leisure	8.25% (L + 7.50%)	3/31/2028	1,990,000	2,033,092	2,029,800	0.4%
EFS Cogen Holdings I LLC (5)(7)(8)	Independent Power and Renewable Electricity Producers	4.50% (L + 3.50%)	10/29/2027	7,700,229	7,708,062	7,603,977	1.7%
Endurance International Group, Inc. (7)	Professional Services	4.25% (L + 3.50%)	2/10/2028	3,233,750	3,219,247	3,211,017	0.7%
Ensemble RCM, LLC (7)	Healthcare Technology	3.88% (L + 3.75%)	7/24/2026	5,748,280	5,659,044	5,753,654	1.3%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2021

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(6)	Value	of Net Assets
Enterprise Development Authority (8)	Hotels, Restaurants and Leisure	5.00% (L + 4.25%)	2/18/2028	1,974,359	1,974,359	1,975,188	0.4%
Epicor Software Corporation (7)	Software	4.00% (L + 3.25%)	6/1/2022	3,950,000	3,930,702	3,952,034	0.9%
Excelitas Technologies Corp. (7)	Industrial Conglomerates	4.50% (L + 3.50%)	12/2/2024	1,989,637	1,989,637	1,999,585	0.4%
Filtration Group Corporation (7)	Industrial Conglomerates	4.00% (L + 3.50%)	10/20/2028	3,990,000	3,980,185	3,990,838	0.9%
Flexera Software LLC (7)(8)	Software	4.50% (L + 3.75%)	1/26/2028	8,959,368	8,935,714	8,976,794	2.0%
Generation Bridge Acquisition, LLC (5)(8)	Electric Utilities	5.75% (L + 5.00%)	8/6/2028	196,262	196,262	197,243	0.0%
Generation Bridge Acquisition, LLC (5)(8)	Electric Utilities	5.75% (L + 5.00%)	8/6/2028	2,803,738	2,803,738	2,817,757	0.6%
Getty Images, Inc. (7)(8)	Media	4.63% (L + 4.50%)	2/13/2026	7,961,137	7,984,386	7,982,711	1.8%
GFL Environmental Inc. (4)(7)	Commercial Services and Supplies	3.50% (L + 3.00%)	5/30/2025	2,596,036	2,521,808	2,605,771	0.6%
Global Medical Response, Inc. (7)	Healthcare Providers and Services	5.25% (L + 4.25%)	9/24/2025	8,938,653	8,882,000	8,914,071	2.0%
Grab Holdings Inc (4)(5)(7)	IT Services	5.50% (L + 4.50%)	2/27/2026	4,962,488	5,027,425	4,989,359	1.1%
Great Outdoors Group, LLC (7)	Specialty Retail	4.50% (L + 3.75%)	3/6/2028	7,078,634	7,045,910	7,095,587	1.6%
Grinding Media Inc. (8)	Metals and Mining	4.75% (L + 4.00%)	9/21/2028	4,987,500	4,963,517	4,990,617	1.1%
HAH Group Holding Company LLC (7)	Healthcare Providers and Services	6.00% (L + 5.00%)	10/20/2027	3,525,086	3,479,561	3,526,549	0.8%
HAH Group Holding Company LLC (7)	Healthcare Providers and Services	6.00% (L + 5.00%)	10/22/2027	446,034	440,286	446,220	0.1%
Hamilton Projects Acquiror LLC (7)(8)	Independent Power and Renewable Electricity Producers	5.50% (L + 4.50%)	6/11/2027	9,794,600	9,741,768	9,807,872	2.2%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2021

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(6)	Value	of Net Assets
Harbor Freight Tools USA, Inc. (7)	Specialty Retail	3.25% (L + 2.75%)	10/19/2027	3,465,000	3,435,680	3,462,176	0.8%
Help/Systems Holdings, Inc. (7)	Software	4.75% (L + 4.00%)	11/19/2026	6,919,736	6,874,074	6,909,633	1.5%
HUB International Limited (7)	Insurance	4.00% (L + 3.25%)	4/25/2025	3,940,125	3,892,565	3,944,834	0.9%
Hyland Software, Inc. (7)	Software	4.25% (L + 3.50%)	7/1/2024	4,956,580	4,955,729	4,981,363	1.1%
Hyperion Refinance S.a.r.l. (4)(7)	Insurance	4.00% (L + 3.25%)	11/12/2027	6,162,429	6,103,569	6,143,171	1.4%
Idera, Inc. (7)	IT Services	4.50% (L + 3.75%)	6/28/2028	9,899,189	9,852,953	9,903,841	2.2%
IMA Financial Group, Inc. (8)	Insurance	4.25% (L + 3.75%)	10/16/2028	5,000,000	4,975,043	4,991,650	1.1%
Infinite Bidco LLC (7)	Electronic Equipment, Instruments and Components	4.25% (L + 3.75%)	3/2/2028	4,975,000	4,956,124	4,967,239	1.1%
Inmar, Inc. (7)(8)	Professional Services	5.00% (L + 4.00%)	5/1/2024	7,925,407	7,891,920	7,929,568	1.8%
IRB Holding Corporation (7)	Hotels, Restaurants and Leisure	4.25% (L + 3.25%)	11/19/2027	6,952,443	6,947,309	6,962,212	1.5%
Ivanti Software, Inc. (7)	Software	4.75% (L + 4.00%)	12/1/2027	992,500	990,203	988,987	0.2%
Ivanti Software, Inc. (5)(7)	Software	5.00% (L + 4.25%)	12/1/2027	6,975,000	6,921,420	6,994,600	1.5%
Jack Ohio Finance LLC (8)	Hotels, Restaurants and Leisure	5.50% (L + 4.75%)	10/31/2028	5,000,000	5,002,417	4,996,900	1.1%
Kestrel Acquisition LLC (7)	Independent Power and Renewable Electricity Producers	5.25% (L + 4.25%)	5/2/2025	6,914,055	6,212,084	6,347,967	1.4%
Kleopatra Finco S.a.r.l (4)(7)	Containers and Packaging	5.25% (L + 4.75%)	2/4/2026	1,985,000	1,976,611	1,937,856	0.4%
Landry’s Finance Acquisition Co	Hotels, Restaurants and Leisure	13.00% (L + 12.00%)	10/4/2023	18,875	18,450	20,291	0.0%
LBM Acquisition LLC (5)(7)(8)	Building Products	4.50% (L + 3.75%)	12/31/2027	5,472,028	5,436,335	5,431,425	1.2%
Life Time, Inc. (4)(7)	Hotels, Restaurants and Leisure	5.75% (L + 4.75%)	12/10/2024	1,451,838	1,451,195	1,463,337	0.3%
Lifescan Global Corporation (5)(7)	Healthcare Equipment and Supplies	6.13% (L + 6.00%)	10/1/2024	6,744,535	6,702,882	6,607,857	1.5%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2021

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(6)	Value	of Net Assets
Lightstone Holdco, LLC	Independent Power and Renewable Electricity Producers	4.75% (L + 3.75%)	1/30/2024	1,609,237	1,379,571	1,367,304	0.3%
Lightstone Holdco, LLC	Independent Power and Renewable Electricity Producers	4.75% (L + 3.75%)	1/30/2024	90,763	77,809	77,118	0.0%
Lions Gate Capital Holdings LLC (4)(7)	Media	2.35% (L + 2.25%)	3/19/2025	976,423	951,495	971,136	0.2%
LogMeIn, Inc. (7)	IT Services	4.86% (L + 4.75%)	8/31/2027	6,444,950	6,365,479	6,418,074	1.4%
Lucid Energy Group II Borrower, LLC (7)	Oil, Gas and Consumable Fuels	5.00% (L + 4.25%)	11/22/2028	7,000,000	6,930,663	6,926,500	1.5%
Magenta Buyer LLC (7)	Software	5.75% (L + 5.00%)	5/3/2028	5,486,250	5,436,630	5,480,243	1.2%
McAfee, LLC (4)(7)	Software	3.84% (L + 3.75%)	9/30/2024	3,040,646	3,031,471	3,046,910	0.7%
Medical Solutions L.L.C. (8)	Healthcare Providers and Services	4.00% (L + 3.50%)	10/6/2028	4,200,000	4,175,369	4,200,900	0.9%
MetroNet Systems Holdings, LLC (7)(8)	Diversified Telecommunication Services	4.50% (L + 3.75%)	5/26/2028	4,975,031	4,969,084	4,983,738	1.1%
Michael Baker International, LLC (8)	Construction and Engineering	5.75% (L + 5.00%)	11/2/2028	6,250,000	6,187,892	6,312,500	1.4%
Micro Holding Corp. (7)	IT Services	4.75% (L + 3.75%)	9/13/2024	9,962,265	9,905,089	9,995,490	2.2%
Midwest Veterinary Partners, LLC (5)(7)	Healthcare Providers and Services	4.75% (L + 4.00%)	4/27/2028	9,987,500	9,888,421	9,962,531	2.2%
Milano Acquisition Corporation (7)	Healthcare Providers and Services	4.75% (L + 4.00%)	8/31/2027	4,953,722	4,905,503	4,972,917	1.1%
Minotaur Acquisition, Inc. (7)(8)	Diversified Financial Services	4.84% (L + 4.75%)	3/27/2026	9,060,468	9,048,923	9,026,491	2.0%
Mitchell International, Inc. (7)	Professional Services	4.25% (L + 3.75%)	10/16/2028	10,000,000	9,926,431	9,956,250	2.2%
MLN US HoldCo LLC (7)	Diversified Telecommunication Services	4.60% (L + 4.50%)	12/31/2025	4,069,042	3,993,846	3,942,352	0.9%
Moneygram International, Inc. (4)(7)	Diversified Consumer Services	5.00% (L + 4.50%)	7/21/2026	7,200,000	7,175,766	7,211,268	1.6%
National Mentor Holdings, Inc. (7)	Healthcare Providers and Services	4.50% (L + 3.75%)	2/18/2028	9,227,133	9,201,152	9,136,594	2.0%
National Mentor Holdings, Inc. (7)	Healthcare Providers and Services	4.50% (L + 3.75%)	2/18/2028	291,993	291,126	289,256	0.1%
Navicure, Inc. (7)	Healthcare Technology	4.10% (L + 4.00%)	10/22/2026	4,673,381	4,675,564	4,675,320	1.0%
Nexus Buyer LLC (7)	Professional Services	3.85% (L + 3.75%)	10/30/2026	6,996,379	6,924,176	6,973,886	1.5%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2021

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(6)	Value	of Net Assets
NMSC Holdings, Inc. (7)	Healthcare Providers and Services	6.00% (L + 5.00%)	4/19/2023	8,442,209	8,421,850	8,444,319	1.9%
NorthStar Group Services, Inc. (5)(7)(8)	Commercial Services and Supplies	6.50% (L + 5.50%)	11/9/2026	8,879,759	8,843,367	8,910,306	2.0%
NSM Top Holdings Corp. (7)	Healthcare Equipment and Supplies	5.35% (L + 5.25%)	11/12/2026	4,987,277	4,962,950	4,987,277	1.1%
OneDigital Borrower LLC (7)	Insurance	4.75% (C + SCA + 4.25%)	11/16/2027	9,970,938	9,852,427	9,964,706	2.2%
Orchid Merger Sub II, LLC (5)(7)	Software	5.25% (L + 4.75%)	5/12/2027	3,500,000	3,290,000	3,360,000	0.7%
Oregon Clean Energy, LLC (7)	Independent Power and Renewable Electricity Producers	4.75% (L + 3.75%)	3/2/2026	4,887,891	4,779,206	4,503,850	1.0%
Pactiv Evergreen Group Holdings Inc. (4)(7)	Containers and Packaging	4.00% (L + 3.50%)	9/22/2028	2,992,500	2,978,041	2,992,500	0.7%
Padagis LLC (7)	Pharmaceuticals	5.25% (L + 4.75%)	7/31/2028	6,588,235	6,550,008	6,567,647	1.5%
Pathway Vet Alliance LLC (7)	Healthcare Providers and Services	3.85% (L + 3.75%)	3/31/2027	4,941,089	4,876,527	4,931,824	1.1%
PECF USS Intermediate Holding III Corporation (5)(8)	Professional Services	4.75% (L + 4.25%)	11/6/2028	5,000,000	4,987,500	5,011,625	1.1%
Peraton Corp. (7)(8)	IT Services	4.50% (L + 3.75%)	2/1/2028	8,952,437	8,951,088	8,971,595	2.0%
PetVet Care Centers, LLC (7)	Healthcare Providers and Services	4.25% (L + 3.50%)	2/14/2025	6,938,175	6,923,597	6,945,980	1.5%
Phoenix Guarantor Inc. (7)	Healthcare Providers and Services	3.60% (L + 3.50%)	3/5/2026	4,950,094	4,910,625	4,936,481	1.1%
PODS, LLC (7)	Road and Rail	3.75% (L + 3.00%)	3/31/2028	1,985,025	1,975,873	1,980,747	0.4%
PQ Performance Chemicals (7)	Chemicals	4.25% (L + 3.50%)	4/28/2028	5,000,000	4,997,651	5,012,500	1.1%
Prairie ECI Acquiror LP (7)	Oil, Gas and Consumable Fuels	4.85% (L + 4.75%)	3/11/2026	7,182,326	6,969,074	6,962,870	1.5%
Presidio Holdings, Inc. (7)	Professional Services	3.61% (L + 3.50%)	1/31/2027	2,364,000	2,334,043	2,366,222	0.5%
Pretium PKG Holdings, Inc. (8)	Containers and Packaging	4.50% (L + 4.00%)	9/22/2028	5,000,000	4,976,019	4,997,200	1.1%
Prime Security Services Borrower, LLC (4)(7)	Diversified Consumer Services	3.50% (L + 2.75%)	5/2/2022	1,782,584	1,771,416	1,782,985	0.4%
Project Alpha Intermediate Holding, Inc. (7)	Software	4.11% (L + 4.00%)	4/26/2024	5,916,866	5,897,864	5,933,522	1.3%
Project Boost Purchaser, LLC (7)	Professional Services	4.00% (L + 3.50%)	6/1/2026	5,970,000	5,955,902	5,977,463	1.3%
Proofpoint, Inc. (7)	IT Services	3.75% (L + 3.25%)	6/9/2028	5,000,000	4,976,654	4,987,125	1.1%
PS Holdco, LLC (8)	Road and Rail	5.00% (L + 4.25%)	10/31/2028	4,987,500	4,963,067	4,996,852	1.1%
PT Intermediate Holdings III LLC (8)	Machinery	6.25% (L + 5.50%)	10/15/2025	2,320,000	2,296,800	2,308,400	0.5%
PT Intermediate Holdings III LLC (8)	Machinery	6.25% (L + 5.50%)	11/1/2028	1,536,150	1,520,799	1,528,469	0.3%
Quest Software US Holdings Inc (7)	Software	4.38% (L + 4.25%)	5/16/2025	6,934,002	6,926,135	6,936,637	1.5%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2021

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(6)	Value	of Net Assets
Radiate Holdco, LLC (7)	Media	4.00% (L + 3.25%)	9/25/2026	3,000,000	2,992,599	2,993,760	0.7%
Radiology Partners, Inc. (7)	Healthcare Providers and Services	4.35% (L + 4.25%)	7/9/2025	6,000,000	5,991,169	5,924,190	1.3%
RC Buyer, Inc. (7)	Auto Components	4.25% (L + 3.50%)	7/28/2028	2,094,750	2,089,576	2,093,450	0.5%
RealPage, Inc. (5)(7)	Real Estate Management and Development	3.75% (L + 3.25%)	2/18/2028	6,982,500	6,971,036	6,970,525	1.5%
Red Planet Borrower, LLC (7)	Internet Software and Services	4.25% (L + 3.75%)	10/2/2028	7,980,000	7,940,911	7,948,080	1.8%
Redstone Holdco 2 LP (7)(8)	IT Services	5.50% (L + 4.75%)	4/14/2028	7,980,000	7,924,198	7,645,838	1.7%
RegionalCare Hospital Partners Holdings, Inc. (5)(7)	Healthcare Providers and Services	3.85% (L + 3.75%)	11/14/2025	5,028,873	5,019,995	5,031,363	1.1%
Rocket Software, Inc. (7)	Software	4.75% (L + 4.25%)	11/28/2025	4,982,481	4,956,315	4,983,104	1.1%
Rodan & Fields, LLC (7)	Textiles, Apparel and Luxury Goods	4.11% (L + 4.00%)	6/16/2025	1,732,051	1,524,775	974,279	0.2%
Rohm Holding GMBH (4)(7)(8)	Chemicals	4.90% (L + 4.75%)	7/31/2026	8,936,606	8,917,170	8,940,314	2.0%
RSC Acquisition, Inc. (8)	Insurance	6.25% (L + 5.50%)	10/30/2026	1,731,928	1,714,630	1,729,763	0.4%
RSC Acquisition, Inc. (8)(10)	Insurance	6.25% (L + 5.50%)	10/30/2026	527,108	489,464	522,402	0.1%
RSC Acquisition, Inc. (8)	Insurance	6.25% (L + 5.50%)	9/30/2026	753,012	745,646	752,070	0.2%
Runner Buyer Inc. (8)	Household Durables	6.25% (L + 5.50%)	10/20/2028	5,000,000	4,950,645	4,950,000	1.1%
Ryan Specialty Group LLC (4)(7)	Insurance	3.75% (L + 3.00%)	9/1/2027	1,975,000	1,962,730	1,978,209	0.4%
Sabert Corporation (7)(8)	Containers and Packaging	5.50% (L + 4.50%)	11/26/2026	7,122,923	7,125,462	7,131,862	1.6%
Severin Acquisition, LLC (7)	Diversified Consumer Services	3.10% (L + 3.00%)	8/31/2025	3,721	3,599	3,708	0.0%
Shearer’s Foods, LLC (7)	Food Products	4.25% (L + 3.50%)	9/23/2027	1,691,137	1,680,722	1,688,312	0.4%
Sophia, L.P. (7)	Software	4.25% (L + 3.50%)	10/7/2027	4,950,094	4,918,451	4,954,425	1.1%
Sotera Health Holdings, LLC (7)	Healthcare Equipment and Supplies	3.25% (L + 2.75%)	12/11/2026	4,000,000	4,000,000	3,990,620	0.9%
Sovos Compliance, LLC (8)	Software	5.00% (L + 4.50%)	7/28/2028	3,410,959	3,402,432	3,426,279	0.8%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2021

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(6)	Value	of Net Assets
Specialty Building Products Holdings, LLC (5)(7)(8)	Building Products	4.25% (L + 3.75%)	10/5/2028	10,000,000	10,016,507	9,986,537	2.2%
Springer Nature Deutschland GmbH (4)(7)	Media	3.75% (L + 3.00%)	8/14/2026	2,086,931	2,082,809	2,091,167	0.5%
Summer BC Holdco B LLC (4)(8)	Media	5.25% (L + 4.50%)	12/4/2026	4,987,500	4,993,734	4,990,617	1.1%
Surf Holdings, LLC (7)	IT Services	3.69% (L + 3.50%)	1/15/2027	1,970,012	1,881,892	1,957,700	0.4%
Surgery Center Holdings, Inc. (7)	Healthcare Providers and Services	4.50% (L + 3.75%)	9/3/2026	4,714,375	4,692,584	4,718,807	1.0%
Talen Energy Supply, LLC (7)	Independent Power and Renewable Electricity Producers	3.85% (L + 3.75%)	6/26/2026	3,866,834	3,675,471	3,450,086	0.8%
Tecta America Corp. (7)(8)	Construction and Engineering	5.00% (L + 4.25%)	4/6/2028	6,172,249	6,180,294	6,183,822	1.4%
The Edelman Financial Engines Centre, LLC (7)	Diversified Financial Services	4.25% (L + 3.50%)	4/7/2028	7,939,714	7,850,378	7,945,193	1.8%
Thryv, Inc. (4)(7)	Professional Services	9.50% (L + 8.50%)	2/18/2026	6,011,096	6,022,690	6,116,290	1.4%
TIBCO Software Inc (7)	Software	3.85% (L + 3.75%)	6/30/2026	2,955,000	2,948,675	2,936,530	0.6%
Tidal Power Holdings, LLC (4)(7)	Independent Power and Renewable Electricity Producers	4.75% (L + 3.75%)	4/1/2027	4,252,248	4,229,645	4,300,086	0.9%
Tiger Acquisition, LLC (7)	Industrial Conglomerates	3.75% (L + 3.25%)	5/19/2028	2,992,500	2,981,347	2,978,076	0.7%
Titan US Finco, LLC (4)(8)	Media	4.50% (L + 4.00%)	10/6/2028	6,000,000	5,985,062	5,994,990	1.3%
Torrid, LLC (4)(8)	Specialty Retail	6.25% (L + 5.50%)	5/19/2028	2,000,000	2,022,001	2,017,500	0.4%
Tory Burch LLC (7)	Specialty Retail	3.50% (L + 3.00%)	4/14/2028	1,990,000	1,971,658	1,990,000	0.4%
Tosca Services, LLC (7)	Containers and Packaging	4.25% (L + 3.50%)	8/18/2027	2,970,000	2,957,856	2,968,159	0.7%
Traverse Midstream Partners LLC (7)	Oil, Gas and Consumable Fuels	5.25% (C + SCA + 4.25%)	9/27/2024	5,673,975	5,385,313	5,659,819	1.2%
Triton Water Holdings, Inc. (7)	Food Products	4.00% (L + 3.50%)	3/31/2028	4,975,001	4,958,709	4,928,360	1.1%
Truck Hero, Inc. (7)	Auto Components	4.00% (L + 3.25%)	1/20/2028	7,051,725	7,041,693	7,028,066	1.6%
U.S. Renal Care, Inc. (7)(8)	Healthcare Providers and Services	5.13% (L + 5.00%)	6/26/2026	8,911,817	8,759,285	8,690,180	1.9%
U.S. Renal Care, Inc. (7)	Healthcare Providers and Services	6.50% (L + 5.50%)	6/26/2026	498,750	492,009	490,022	0.1%
U.S. Silica Company (4)(7)	Metals and Mining	5.00% (L + 4.00%)	4/25/2025	7,945,544	7,762,054	7,786,633	1.7%
Ultimate Software Group, The (7)	Software	3.85% (L + 3.75%)	4/8/2026	4,411,006	4,392,996	4,403,727	1.0%
United Airlines, Inc. (4)(7)	Airlines	4.50% (L + 3.75%)	4/21/2028	7,967,400	8,034,531	8,014,009	1.8%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2021

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
Univision Communications Inc. (7)	Media	4.00% (L + 3.25%)	3/13/2026	4,121,311	4,008,960	4,135,798	0.9%
US Radiology Specialists, Inc. (5)(7)	Healthcare Providers and Services	6.00% (L + 5.25%)	12/10/2027	8,970,000	8,862,961	8,976,997	2.0%
VeriFone Systems, Inc. (7)	Commercial Services and Supplies	4.18% (L + 4.00%)	8/20/2025	2,976,982	2,936,772	2,930,095	0.6%
Verscend Holding Corp. (7)	Healthcare Technology	4.10% (L + 4.00%)	8/27/2025	6,126,073	6,110,295	6,132,199	1.4%
Vision Solutions, Inc. (7)	IT Services	4.75% (L + 4.00%)	4/24/2028	9,975,000	9,944,077	9,975,000	2.2%
Watlow Electric Manufacturing Company (5)(7)	Electrical Equipment	4.25% (L + 3.75%)	3/2/2028	5,101,525	5,115,092	5,103,132	1.1%
Whatabrands LLC (7)	Hotels, Restaurants and Leisure	3.75% (L + 3.25%)	7/21/2028	2,400,000	2,388,461	2,394,948	0.5%
White Cap Buyer LLC (5)(7)(8)	Building Products	4.50% (L + 4.00%)	10/8/2027	6,959,924	6,949,443	6,974,923	1.5%
Wilsonart LLC (7)(8)	Building Products	4.50% (L + 3.50%)	12/18/2026	7,949,623	7,945,181	7,958,765	1.8%
Zelis Cost Management Buyer, Inc. (7)	Healthcare Technology	3.60% (L + 3.50%)	9/30/2026	4,792,714	4,784,986	4,767,408	1.1%
Total First Lien Senior Secured				1,012,130,228	$1,003,839,402	$1,007,407,474	222.4%

Second Lien Senior Secured(2)
Almonde, Inc. (5)	Software	8.25% (L + 7.25%)	4/28/2025	3,000,000	3,003,750	3,000,345	0.7%
ARC Falcon I Inc. (7)	Chemicals	7.50% (L + 7.00%)	9/24/2029	2,000,000	1,980,393	1,980,000	0.4%
Artera Services, LLC (7)	Construction and Engineering	8.25% (L + 7.25%)	3/6/2026	7,810,000	7,423,359	7,731,900	1.7%
Aruba Investments, Inc. (7)	Chemicals	8.50% (L + 7.75%)	10/27/2028	2,350,000	2,316,709	2,373,500	0.5%
Asurion, LLC (5)(7)	Insurance	5.35% (L + 5.25%)	1/19/2029	6,000,000	5,960,590	5,983,140	1.3%
Curium BidCo S.a r.l. (4)(5)	Pharmaceuticals	8.50% (L + 7.75%)	10/27/2028	3,000,000	3,052,500	3,033,750	0.7%
DCert Buyer, Inc. (7)	IT Services	7.10% (L + 7.00%)	2/19/2029	1,500,000	1,496,858	1,506,248	0.3%
Energy Acquisition LP (5)	Electrical Equipment	8.50% (L + 8.50%)	6/25/2026	2,812,400	2,720,196	2,624,320	0.6%
Epicor Software Corporation (5)(7)	Software	8.75% (L + 7.75%)	7/31/2028	3,000,000	3,041,862	3,077,505	0.7%
Help/Systems Holdings, Inc.	Software	7.50% (L + 6.75%)	11/19/2027	3,656,217	3,665,199	3,657,752	0.8%
Idera, Inc.	IT Services	7.50% (L + 6.75%)	2/5/2029	3,000,000	3,029,512	3,007,500	0.7%
Infinite Bidco LLC (5)(7)	Electronic Equipment, Instruments and Components	7.50% (L + 7.00%)	2/24/2029	2,743,333	2,738,086	2,760,479	0.6%
Inmar, Inc. (7)	Professional Services	9.00% (L + 8.00%)	5/1/2025	5,000,000	5,007,347	5,012,500	1.1%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2021

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
Ivanti Software, Inc. (5)	Software	7.75% (L + 7.25%)	12/1/2028	2,000,000	2,000,000	2,005,010	0.4%
Magenta Buyer LLC	Software	9.00% (L + 8.25%)	5/3/2029	3,000,000	2,985,021	2,987,820	0.7%
Peraton Corp.	IT Services	8.50% (L + 7.75%)	2/26/2029	3,000,000	3,066,820	3,048,750	0.7%
Pretium PKG Holdings, Inc. (7)	Containers and Packaging	7.25% (L + 6.75%)	9/21/2029	2,000,000	1,980,887	1,998,750	0.4%
Quest Software US Holdings Inc (7)	Software	8.38% (L + 8.25%)	5/18/2026	3,347,000	3,331,490	3,351,535	0.7%
TIBCO Software Inc (5)	Software	7.35% (L + 7.25%)	2/28/2028	2,500,000	2,509,375	2,513,013	0.6%
Vision Solutions, Inc.	IT Services	8.00% (L + 7.25%)	4/23/2029	3,000,000	3,007,499	3,004,695	0.7%
Total Second Lien Senior Secured				64,718,950	64,317,453	64,658,512	14.3%

Corporate Bonds
Diebold Inc (4)	Diversified Consumer Services	8.50%	4/15/2024	1,000,000	1,002,202	1,000,071	0.3%
KOBE US Midco 2 Inc	Chemicals	9.25%	11/1/2026	1,900,000	1,881,394	1,947,500	0.4%
Total Corporate Bonds				2,900,000	2,883,596	2,947,571	0.7%

Convertible Bonds
Dish Network Corp (4)	Media	3.38%	8/15/2026	1,000,000	1,021,974	942,069	0.2%
Total Convertible Bonds				1,000,000	1,021,974	942,069	0.2%
Total Debt Investments				1,080,749,178	$1,072,062,425	$1,075,955,626	237.6%

CLO Mezzanine(2)
522 Funding CLO 2020-6, Ltd. (4)	Structured Note	8.17% (L + 8.04%)	10/23/2034	2,800,000	2,717,549	2,738,208	0.6%
Barings CLO Ltd (4)	Structured Note	6.88% (L + 6.75%)	1/20/2028	2,000,000	1,922,263	1,892,175	0.4%
Carlyle US CLO 2020-2, Ltd (4)	Structured Note	8.66% (L + 8.53%)	1/25/2035	4,000,000	3,880,576	3,911,604	0.9%
Elmwood CLO III Ltd. (4)	Structured Note	7.86% (L + 7.74%)	10/20/2034	2,000,000	1,921,030	1,905,811	0.4%
GoldenTree Loan Management US 2020-7A (4)	Structured Note	7.88% (L + 7.50%)	4/20/2034	2,000,000	1,886,090	1,900,494	0.4%
GoldenTree Loan Management US 2021-10A (4)	Structured Note	7.92% (L + 7.79%)	7/20/2034	1,250,000	1,213,704	1,187,520	0.3%
GoldenTree Loan Management US 2021-9A (4)	Structured Note	6.88% (L + 6.75%)	1/20/2033	2,000,000	1,886,518	1,877,447	0.4%
HPS Loan Management Series 15A-19 (4)	Structured Note	6.73% (L + 6.60%)	7/22/2032	1,500,000	1,409,524	1,485,842	0.3%
Magnetite CLO Ltd 2015-16A (4)	Structured Note	6.62% (L + 6.50%)	1/18/2028	1,000,000	810,847	946,886	0.2%
Thayer Park CLO, Ltd. (4)	Structured Note	9.00% (L + 8.87%)	4/20/2034	1,300,000	1,259,186	1,259,407	0.3%
Total CLO Mezzanine				19,850,000	18,907,287	19,105,394	4.2%

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

The Company’s investment objective is to maximize total return, comprised of current income and capital appreciation. The Company’s current investment focus is guided by two strategies that facilitate its investment opportunities and core competencies: (1) investing in corporate debt securities and, to a lesser extent, (2) investing in collateralized loan obligation (“CLO”) structured credit funds that typically own corporate debt securities, including the equity and junior debt tranches of CLOs. To a limited extent, the Company may enter into derivatives transactions, which may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of the Company’s portfolio positions from changes in currency exchange rates and market interest rates or to earn income and enhance the Company’s total returns. The Company may receive or purchase warrants or rights to acquire equity or other securities in connection with making a debt investment in a company. During the six months ended June 30, 2022 and the six months ended June 30, 2021, the Company did not invest in any derivative contracts.

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

Debt Issuance Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs. These expenses are deferred and amortized over the life of the related debt instrument. Debt issuance costs are presented on the consolidated statements of assets and liabilities as a direct deduction from the debt liability. In circumstances in which there is not an associated debt liability amount recorded in the consolidated financial statements when the debt issuance costs are incurred, such debt issuance costs will be reported on the consolidated statements of assets and liabilities as an asset until the debt liability is recorded. As of December 31, 2021, the balance of debt issuance costs was $2.1 million, representing deferred financing costs of $3.4 million less accrued interest of $1.3 million, included in BoA Credit Facility and WF Credit Facility (each as defined below), net of $649.9 million on the consolidated statements of assets and liabilities. As of June 30, 2022, the balance of debt issuance costs was $1.2 million, representing deferred financing costs of $2.9 million less accrued interest of $1.7 million, included in BoA Credit Facility and WF Credit Facility, net of $668.3 million on the consolidated statements of assets and liabilities.

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

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt	$1,002,477,553	$932,605,888	$1,003,839,402	$1,007,407,474
Second-lien senior secured debt	73,984,654	67,477,047	64,317,453	64,658,512
Corporate Bonds	1,882,877	1,700,500	2,883,596	2,947,571
Convertible Bond	3,751,312	3,627,490	1,021,974	942,069
CLO Mezzanine	17,543,171	15,042,935	18,907,287	19,105,394
CLO Equity	27,982,616	25,526,674	20,101,177	20,253,800
Equity	500,000	560,000	500,000	800,000
Short-term investments	25,977,759	25,977,759	78,142,764	78,142,764
Total Investments	$1,154,099,942	$1,072,518,293	$1,189,713,653	$1,194,257,584

As of June 30, 2022, approximately 15.71% of the long-term investment portfolio at amortized cost and 15.70% of the long-term investment portfolio measured at fair value, respectively, were invested in non-qualifying assets. As of December 31, 2021, approximately 14.4% of the investment portfolio at amortized cost and 14.5% of the investment portfolio measured at fair value, respectively, were invested in non-qualifying assets. With respect to the Company’s total assets, 15.00% and 13.3% of the Company’s total assets were in non-qualifying assets as defined by Section 55(a) of the 1940 Act as of June 30, 2022 and December 31, 2021, respectively.

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

The industry composition of investments based on fair value, as a percentage of total investments at fair value, as of June 30, 2022 and December 31, 2021 was as follows:

	June 30, 2022	December 31, 2021

Software	13.0%	10.2%
Healthcare Providers and Services	10.4%	10.8%
IT Services	8.7%	9.4%
Insurance	5.9%	5.7%
Professional Services	5.9%	6.4%
Hotels, Restaurants and Leisure	3.6%	3.5%
Media	3.6%	3.9%
Building Products	3.4%	3.0%
Chemicals	2.8%	2.2%
Independent Power and Renewable Electricity Producers	2.5%	3.1%
Cash and cash equivalents	2.4%	6.5%
Aerospace and Defense	2.4%	0.9%
Construction and Engineering	2.4%	1.7%
Structured Subordinated Note	2.4%	1.7%
Containers and Packaging	2.3%	1.8%
Oil, Gas and Consumable Fuels	2.3%	3.0%
Diversified Financial Services	2.3%	1.8%
Healthcare Technology	1.9%	2.1%
Metals and Mining	1.9%	1.5%
Auto Components	1.8%	1.5%
Diversified Telecommunication Services	1.4%	1.4%
Structured Note	1.4%	1.6%
Internet Software and Services	1.3%	1.3%
Food Products	1.2%	1.1%
Healthcare Equipment and Supplies	1.2%	2.0%
Electronic Equipment, Instruments and Components	1.2%	1.1%
Specialty Retail	1.2%	1.2%
Commercial Services and Supplies	1.1%	1.5%
Airlines	1.0%	1.3%
Diversified Consumer Services	0.9%	0.8%
Industrial Conglomerates	0.8%	0.8%
Electrical Equipment	0.8%	0.6%
Road and Rail	0.6%	0.6%
Real Estate Management and Development	0.6%	0.6%
Machinery	0.6%	0.3%
Wireless Telecommunication Services	0.6%	0.6%
Pharmaceuticals	0.6%	0.8%
Technology Hardware, Storage and Peripherals	0.4%	0.5%
Household Durables	0.4%	0.4%
Energy Equipment and Services	0.4%	-%
Electric Utilities	0.3%	0.3%
Textiles, Apparel and Luxury Goods	0.1%	0.1%
Leisure Products	-%	0.4%

Total	100.0%	100.0%

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

Investments in private investment companies measured based upon net asset value as a practical expedient to determine fair value are not required to be categorized in the fair value hierarchy. As of June 30, 2022 and as of December 31, 2021, there were no investments accounted for using the practical expedient.

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

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the fair value hierarchy of investments as of June 30, 2022:

	Fair Value Hierarchy as of June 30, 2022
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$-	$932,605,888	$-	$932,605,888
Second-lien senior secured debt	-	67,477,047	-	67,477,047
Corporate Bond	-	1,700,500	-	1,700,500
Convertible Bond	-	3,627,490	-	3,627,490
CLO Mezzanine	-	15,042,935	-	15,042,935
CLO Equity	-	25,526,674	-	25,526,674
Equity	560,000	-	-	560,000
Short Term Investments	25,977,759	-	-	25,977,759
Total Investments	$26,537,759	$1,045,980,534	$-	$1,072,518,293

The following table presents the fair value hierarchy of investments as of December 31, 2021:

	Fair Value Hierarchy as of December 31, 2021
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$-	$1,007,407,474	$-	$1,007,407,474
Second-lien senior secured debt	-	64,658,512	-	64,658,512
Corporate Bonds	-	2,947,571	-	2,947,571
Convertible Bond	-	942,069	-	942,069
CLO Mezzanine	-	19,105,394	-	19,105,394
CLO Equity	-	20,253,800	-	20,253,800
Equity	800,000	-	-	800,000
Short Term Investments	78,142,764	-	-	78,142,764
Total Investments	$78,942,764	$1,115,314,820	$-	$1,194,257,584

For the six months ended June 30, 2022 and the year ended December 31, 2021, the Company did not recognize any transfers to or from Level 3.

Debt Not Carried at Fair Value

The fair value of the BoA Credit Facility and the WF Credit Facility, which would be categorized as Level 3 within the fair value hierarchy as of June 30, 2022, approximates their respective carrying values because the BoA Credit Facility and WF Credit Facility each have variable interest based on selected short term rates.

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, BDCs are permitted to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 150% after such borrowing. As of June 30, 2022, the Company’s asset coverage ratio was 158%.

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

Debt obligations under the BoA Credit Facility consisted of the following as of June 30, 2022:

	June 30, 2022
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
BoA Credit Facility	$725,000,000	$541,500,000	$183,500,000	$540,817,207
Total debt	$725,000,000	$541,500,000	$183,500,000	$540,817,207

(1)	The amount available reflects any limitations related to the BoA Credit Facility’s borrowing base.

(2)	The carrying value of the BoA Credit Facility is presented net of deferred financing costs of $1.678 million and accrued interest of $995 thousand.

Debt obligations under the BoA Credit Facility consisted of the following as of December 31, 2021:

	December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
BoA Credit Facility	$725,000,000	$552,000,000	$173,000,000	$550,262,297
Total debt	$725,000,000	$552,000,000	$173,000,000	$550,262,297

(1)	The amount available reflects any limitations related to the BoA Credit Facility’s borrowing base.

(2)	The carrying value of the BoA Credit Facility is presented net of deferred financing costs of $1.993 million and accrued interest of $255 thousand.

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Average debt outstanding under the BoA Credit Facility during the six months ended June 30, 2022 and June 30, 2021, was $560.0 million and $406.7 million, respectively.

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

For the three and six months ended June 30, 2022 and June 30, 2021, the components of interest expense with respect to the BoA Credit Facility were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Interest expense	$3,140,658	$1,570,266	$5,384,937	$3,062,779
Amortization of debt issuance costs	158,398	130,013	315,055	258,597
Total interest expense	$3,299,056	$1,700,279	$5,699,992	$3,321,376
Average interest rate	2.06%	1.40%	1.76%	1.42%

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

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Debt obligations under the WF Credit Facility consisted of the following as of June 30, 2022:

	June 30, 2022
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
WF Credit Facility	$150,000,000	$128,000,000	$22,000,000	$127,502,884
Total debt	$150,000,000	$128,000,000	$22,000,000	$127,502,884

(1)	The amount available reflects any limitations related to the WF Credit Facility’s borrowing base.

(2)	The carrying value of the WF Credit Facility is presented net of deferred financing costs of $1.225 million and accrued interest of $728 thousand.

Debt obligations under the WF Credit Facility consisted of the following as of December 31, 2021:

	December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
WF Credit Facility	$150,000,000	$100,000,000	$50,000,000	$99,648,200
Total debt	$150,000,000	$100,000,000	$50,000,000	$99,648,200

(1)	The amount available reflects any limitations related to the WF Credit Facility’s borrowing base.

(2)	The carrying value of the WF Credit Facility is presented net of deferred financing costs of $1.4 million and accrued interest of $1.048 million.

Average debt outstanding under the WF Credit Facility during the six months ended June 30, 2022 and June 30, 2021, was $118.9 million and $0, respectively.

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

The WF Credit Facility was not drawn upon for the three months ended June 30, 2021 and no average interest rate applied during that period. For the three and six months ended June 30, 2022 and June 30, 2021, the components of interest expense with respect to the WF Credit Facility were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Interest expense	$1,041,192	$189,583	$1,704,248	$377,083
Amortization of debt issuance costs	87,986	50,630	175,006	100,704
Total interest expense	$1,129,178	$240,213	$1,879,254	$477,787
Average interest rate	3.07%		2.70%

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

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 7. Share Transactions

Offering Proceeds

During the six months ended June 30, 2022 and June 30, 2021, the Company issued and sold 492,018 shares at an aggregate purchase price of $9.8 million and 632,597 shares at an aggregate purchase price of $13.0 million, respectively. These amounts include shares issued in reinvestment.

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

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 8. Commitments and Contingencies

As of June 30, 2022 and December 31, 2021, the Company had an aggregate of $6.3 million and $11.3 million, respectively, of unfunded commitments to provide debt financing to its portfolio companies. As of each of June 30, 2022 and December 31, 2021, there were no capital calls or draw requests made by the portfolio companies to fund these commitments. Such commitments are generally up to the Company’s discretion to approve or are subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statement of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the composition of the unfunded commitments as of June 30, 2022 is shown in the table below:

		As of
	Expiration Date (1)	June 30, 2022
ARC Falcon I Inc.	3/30/2023	$636,943
Aveanna Healthcare LLC	7/15/2023	1,132,842
Medical Solutions L.L.C.	11/2/2023	800,000
RSC Acquisition, Inc.	11/12/2023	1,718,750
Vocus Group	6/18/2023	2,000,000
Total unfunded commitments		$6,288,535

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

A summary of the composition of the unfunded commitments as of December 31, 2021 is shown in the table below:

	Expiration Date (1)	As of December 31, 2021
ARC Falcon I Inc.	3/30/2023	$636,943
Aveanna Healthcare LLC	7/15/2023	754,717
Culligan Water	1/30/2023	706,667
Medical Solutions L.L.C.	11/2/2023	800,000
National Mentor Holdings, Inc.	3/2/2022	430,398
PT Intermediate Holdings III LLC	4/7/2022	2,140,000
RSC Acquisition, Inc.	11/12/2023	3,237,952
Sovos Compliance, LLC	8/12/2023	589,041
Vocus Group	6/18/2023	2,000,000
Total unfunded commitments		$11,295,718

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2022, management is not aware of any pending or threatened litigation.

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of each of June 30, 2022 and June 30, 2021, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of common stock for the three and six months ended June 30, 2022 and June 30, 2021.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Net increase (decrease) in net assets resulting from operations	$(65,332,117)	$5,037,161	$(68,762,918)	$10,381,153
Weighted average shares of common stock outstanding - basic and diluted	22,932,390	13,095,892	22,870,423	12,924,024
Earnings (loss) per share of common stock - basic and diluted	$(2.85)	$0.38	$(3.01)	$0.80

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 10. Financial Highlights

The following per share of common stock data has been derived from information provided in the unaudited financial statements. The following is a schedule of financial highlights for the six months ended June 30, 2022 and June 30, 2021:

	For the Six Months Ended
	June 30,
	2022	2021
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$20.06	$20.15

Results of Operations:
Net Investment Income(1)	0.80	0.79
Net Realized and Unrealized Gain (Loss) on Investments(1)(4)	(3.78)	0.02
Net Increase (Decrease) in Net Assets Resulting from Operations	(2.98)	0.81

Distributions to Common Stockholders
Distributions from Net Investment Income	(0.37)	(0.31)
Net Decrease in Net Assets Resulting from Distributions	(0.37)	(0.31)

Net Asset Value, End of Period	$16.71	$20.65

Shares Outstanding, End of Period	23,062,349	13,195,402

Ratio/Supplemental Data
Net assets, end of period	$385,433,333	$272,424,702
Weighted-average shares outstanding	22,870,423	12,924,024
Total Return(3)	(15.14%)	5.61%
Portfolio turnover	19%	36%
Ratio of operating expenses to average net assets without waiver(2)	5.88%	5.80%
Ratio of operating expenses to average net assets with waiver(2)	5.63%	5.55%
Ratio of net investment income (loss) to average net assets without waiver(2)	7.93%	7.52%
Ratio of net investment income (loss) to average net assets with waiver(2)	8.18%	7.77%

(1)	The per common share data was derived by using weighted average shares outstanding.
(2)	The ratios reflect an annualized amount.
(3)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. Total return is not annualized. Assumes reinvestment of distributions.
(4)	Realized and unrealized gains and losses per share in this caption are balancing amounts necessary to reconcile the change in net asset value per share for the period, and may not reconcile with the aggregate gains and losses in the Consolidated Statements of Operations due to share transactions during the period.

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

Portfolio and Investment Activity

As of June 30, 2022, our weighted average total yield to maturity of debt and income producing securities at fair value was 10.07%, and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 8.16%.

As of December 31, 2021, our weighted average total yield to maturity of debt and income producing securities at fair value was 5.77%, and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 5.91%.

As of June 30, 2022, we had 227 debt and equity investments in 191 portfolio companies with an aggregate fair value of approximately $1.0 billion.

As of December 31, 2021, we had 240 debt and equity investments in 212 portfolio companies with an aggregate fair value of approximately $1.1 billion.

Our investment activity for the three and six months ended June 30, 2022 and June 30, 2021 is presented below (information presented herein is at amortized cost unless otherwise indicated).

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2022	2021	2022	2021

New investments:
Gross investments	$62,439,428	$104,356,232	$221,385,705	$277,427,052
Less: sold investments	(56,500,387)	(88,747,103)	(204,224,871)	(224,133,758)
Total new investments	5,939,041	15,609,129	17,160,834	53,293,294

Principal amount of investments funded:
First-lien senior secured debt investments	$52,423,639	$101,618,732	$189,668,047	$266,717,052
Second-lien senior secured debt investments	4,387,500	-	19,102,118	7,972,500
Convertible bonds	3,728,289	1,025,000	3,728,289	1,025,000
Collateralized securities and structured products - debt	-	1,212,500	-	1,212,500
CLO Equity	1,900,000	-	8,887,251	-
Common stock	-	500,000	-	500,000
Total principal amount of investments funded	62,439,428	104,356,232	221,385,705	277,427,052

Principal amount of investments sold or repaid:
First-lien senior secured debt investments	52,506,416	79,866,228	190,420,356	213,252,883
Second-lien senior secured debt investments	3,034,786	1,153,125	9,434,916	1,153,125
Corporate Bonds	(773)	-	1,000,720	-
Convertible bonds	(23,026)	-	998,949	-
CLO Equity	1,005,812		1,005,812
Collateralized securities and structured products - debt	(22,828)	7,727,750	1,364,118	9,727,750
Total principal amount of investments sold or repaid	56,500,387	88,747,103	204,224,871	224,133,758

Our investment activity for the three and six months ended June 30, 2022 and June 30, 2021 is presented below (information presented herein is at Par unless otherwise indicated). New investment commitment refers to funded commitments in new securities made during the period that remained outstanding as of June 30, 2022 and June 30, 2021 respectively.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Number of new investment commitments	16	27	37	80
Average new investment commitment amount	$3,268,209	$3,005,848	$4,276,728	$3,298,525
Weighted average maturity for new investment commitments	6.18 years	6.14 years	6.50 years	5.85 years
Percentage of new debt investment commitments at floating rates	90.35%	98.77%	96.71%	99.62%
Percentage of new debt investment commitments at fixed rates	9.65%	1.23%	3.29%	0.38%
Weighted average interest rate of new investment commitments (1)	5.43%	4.52%	6.02%	4.57%
Weighted average spread over reference rate of new floating rate investment commitments (2)	5.03%	4.03%	4.91%	4.01%
Weighted average interest rate on investment sold or paid down	5.09%	4.02%	4.70%	4.09%

(1)	New CLO equity investments do not have an ascribed interest rate, and are therefore excluded from the calculation.

(2)	Variable rate loans bear interest at a rate that may be determined by reference to either a) the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR) or b) the CME Term Secured Overnight Financing Rate (“SOFR” or “S”) (which can include one-, three-, or six-month SOFR), which resets periodically based on the terms of the loan agreement. At the borrower’s option, loans may instead reference an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), which also resets periodically based on the terms of the loan agreements. Loans that reference SOFR may include a Credit Spread Adjustment (“CSA”), where the CSA is a defined additional spread amount based on the tenor of SOFR the borrower selects (making the reference rate S+CSA).

As of June 30, 2022 and December 31, 2021, our investments consisted of the following:

	June 30, 2022		December 31, 2021
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt	$1,002,477,553	$932,605,888	$1,003,839,402	$1,007,407,474
Second-lien senior secured debt	73,984,654	67,477,047	64,317,453	64,658,512
Corporate Bonds	1,882,877	1,700,500	2,883,596	2,947,571
Convertible Bond	3,751,312	3,627,490	1,021,974	942,069
CLO Mezzanine	17,543,171	15,042,935	18,907,287	19,105,394
CLO Equity	27,982,616	25,526,674	20,101,177	20,253,800
Equity	500,000	560,000	500,000	800,000
Short-term investments	25,977,759	25,977,759	78,142,764	78,142,764
Total Investments	$1,154,099,942	$1,072,518,293	$1,189,713,653	$1,194,257,584

The table below describes investments by industry composition based on fair value as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021

Software	13.0%	10.2%
Healthcare Providers and Services	10.4%	10.8%
IT Services	8.7%	9.4%
Insurance	5.9%	5.7%
Professional Services	5.9%	6.4%
Hotels, Restaurants and Leisure	3.6%	3.5%
Media	3.6%	3.9%
Building Products	3.4%	3.0%
Chemicals	2.8%	2.2%
Independent Power and Renewable Electricity Producers	2.5%	3.1%
Cash and cash equivalents	2.4%	6.5%
Aerospace and Defense	2.4%	0.9%
Construction and Engineering	2.4%	1.7%
Structured Subordinated Note	2.4%	1.7%
Containers and Packaging	2.3%	1.8%
Oil, Gas and Consumable Fuels	2.3%	3.0%
Diversified Financial Services	2.3%	1.8%
Healthcare Technology	1.9%	2.1%
Metals and Mining	1.9%	1.5%
Auto Components	1.8%	1.5%
Diversified Telecommunication Services	1.4%	1.4%
Structured Note	1.4%	1.6%
Internet Software and Services	1.3%	1.3%
Food Products	1.2%	1.1%
Healthcare Equipment and Supplies	1.2%	2.0%
Electronic Equipment, Instruments and Components	1.2%	1.1%
Specialty Retail	1.2%	1.2%
Commercial Services and Supplies	1.1%	1.5%
Airlines	1.0%	1.3%
Diversified Consumer Services	0.9%	0.8%
Industrial Conglomerates	0.8%	0.8%
Electrical Equipment	0.8%	0.6%
Road and Rail	0.6%	0.6%
Real Estate Management and Development	0.6%	0.6%
Machinery	0.6%	0.3%
Wireless Telecommunication Services	0.6%	0.6%
Pharmaceuticals	0.6%	0.8%
Technology Hardware, Storage and Peripherals	0.4%	0.5%
Household Durables	0.4%	0.4%
Energy Equipment and Services	0.4%	-%
Electric Utilities	0.3%	0.3%
Textiles, Apparel and Luxury Goods	0.1%	0.1%
Leisure Products	-%	0.4%

Total	100.0%	100.0%

The table below shows the weighted average yields and interest rate of our debt investments at fair value as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Weighted average total yield of debt and income producing securities	10.07%	5.77%
Weighted average interest rate of debt and income producing securities(1)	5.99%	4.80%
Weighted average spread over reference rate of all floating rate investments (2)	4.45%	4.31%

(1)	CLO equity securities are considered income producing securities but do not have an ascribed interest rate, and therefore are excluded from the calculation

(2)	Variable rate loans bear interest at a rate that may be determined by reference to either a) the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR) or b) the CME Term Secured Overnight Financing Rate (“SOFR” or “S”) (which can include one-, three-, or six-month SOFR), which resets periodically based on the terms of the loan agreement. At the borrower’s option, loans may instead reference an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), which also resets periodically based on the terms of the loan agreements. Loans that reference SOFR may include a Credit Spread Adjustment (“CSA”), where the CSA is a defined additional spread amount based on the tenor of SOFR the borrower selects (making the reference rate S+CSA).

Results of Operations

The following table represents the operating results for the three and six months ended June 30, 2022 and June 30, 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Total investment income	$16,497,241	$7,869,228	$30,752,200	$17,544,103
Less: Net expenses	6,947,708	3,673,024	12,532,097	7,310,151
Net investment income	9,549,533	4,196,204	18,220,103	10,233,952
Net realized gains (losses) on investments	(486,754)	2,712,837	(856,624)	3,845,495
Net change in unrealized gains (losses) on investments	(74,394,896)	(1,871,880)	(86,126,397)	(3,698,294)
Net increase (decrease) in net assets resulting from operations	$(65,332,117)	$5,037,161	$(68,762,918)	$10,381,153

Investment Income

Investment income for the three and six months ended June 30, 2022 and June 30, 2021, was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Interest from investments	$16,391,059	$7,791,222	$30,548,332	$17,194,658
Dividend income	50,067	1,233	54,713	2,636
Other income	56,115	76,773	149,155	346,809
Total investment income	$16,497,241	$7,869,228	$30,752,200	$17,544,103

For the three and six months ended June 30, 2022 and June 30, 2021, total investment income was driven by interest income from our investments. The size of our investment portfolio at fair value decreased from $1.19 billion as of December 31, 2021 to $1.07 billion as of June 30, 2022. The size of our investment portfolio at fair value increased from $600.1 million as of December 31, 2020 to $653.6 million as of June 30, 2021. All debt and short-term investments were income producing, and there were no loans on non-accrual status as of June 30, 2022.

Expenses

Operating expenses for the three and six months ended June 30, 2022 and June 30, 2021, were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Interest expense	$4,428,234	$1,940,492	$7,579,246	$3,799,163
Management fees	2,197,833	1,346,607	4,455,795	2,632,869
Other operating expenses	577,671	534,306	1,016,838	1,167,557
Directors fees	18,699	19,945	37,192	39,671
Management fee waiver	(274,729)	(168,326)	(556,974)	(329,109)
Net expenses	$6,947,708	$3,673,024	$12,532,097	$7,310,151

Net expenses for the three months ended June 30, 2022 were $6.9 million, which consisted of $4.4 million in interest expense, $2.2 million in management fees, $578 thousand in other operating expenses, and $19 thousand in directors fees offset by $275 thousand in management fee waiver from the Investment Advisor. Net expenses for the six months ended June 30, 2022 were $12.5 million, which consisted of $7.6 million in interest expense, $4.5 million in management fees, $1.0 million in other operating expenses, and $37 thousand in directors fees offset by $557 thousand in management fee waiver from the Investment Advisor.

Net expenses for the three months ended June 30, 2021 were $3.7 million, which consisted of 1.9 million in interest expense, $1.3 million in management fees, $534 thousand in other operating expenses, and $20 thousand in directors fees offset by $168 thousand in management fee waiver from the Investment Advisor. Net expenses for the six months ended June 30, 2021 were $7.3 million, which consisted of $3.8 million in interest expense, $2.6 million in management fees, $1.2 million in other operating expenses, and $40 thousand in directors fees, offset by $329 thousand in management fee waiver from the Investment Advisor.

The increase in expenses for the six months ended June 30, 2022 compared to the same period in the prior year was primarily due to increased leverage and increased management fees.

Net Change in Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and six months ended June 30, 2022 and June 30, 2021, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Unrealized gains on investments	$746,854	$1,577,867	$1,095,020	$5,571,105
Unrealized (losses) on investments	(75,141,750)	(3,449,747)	(87,221,417)	(9,269,399)
Net change in unrealized gains (losses) on investments	$(74,394,896)	$(1,871,880)	$(86,126,397)	$(3,698,294)

The change in unrealized depreciation for the three months ended June 30, 2022 and June 30, 2021 totaled $74.4 million and $1.9 million, respectively. For the three months ended June 30, 2022, this consisted of unrealized depreciation of $73.8 million related to existing portfolio investments and unrealized depreciation of $739.1 thousand related to new portfolio investments, and net unrealized appreciation of $112.7 thousand related to exited portfolio investments (a portion of which has been reclassified to realized gains). For the three months ended June 30, 2021, this consisted of net unrealized depreciation of $40 thousand related to existing portfolio investments and unrealized appreciation of $1.6 million related to new portfolio investments, and net unrealized depreciation of $3.5 million related to exited portfolio investments (a portion of which has been reclassified to realized gains).

The change in unrealized depreciation for the six months ended June 30, 2022 and June 30, 2021 totaled $86.1 million and $3.7 million, respectively. For the six months ended June 30, 2022, this consisted of unrealized depreciation of $78.1 million related to existing portfolio investments and unrealized depreciation of $7.1 million related to new portfolio investments, and net unrealized depreciation of $856.7 thousand related to exited portfolio investments (a portion of which has been reclassified to realized gains). For the six months ended June 30, 2021, this consisted of net unrealized depreciation of $0.5 million related to existing portfolio investments and unrealized appreciation of $3.4 million related to new portfolio investments, and net unrealized depreciation of $6.6 million related to exited portfolio investments (a portion of which has been reclassified to realized gains).

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

During the six months ended June 30, 2022, we experienced a net decrease in cash and cash equivalents of $994 thousand. During the period, net cash used in operating activities was $14.0 million, primarily as a result of fundings of portfolio investments (excluding investments in short-term money market funds) of $221.4 million, partially offset by proceeds received from sale of investments of $204.2 million. We invested in short-term money market funds during the period, and as of the end of the period we held $26.0 million in fair value of short-term money market funds. During the same period, net cash provided by financing activities was $13.0 million, primarily consisting of $17.5 million of net borrowing under the BoA Credit Facility and WF Credit Facility and proceeds from the issuance of common stock of $4.8 million, partially offset by distributions paid in cash of $9.3 million.

During the six months ended June 30, 2021, we experienced a net increase in cash and cash equivalents of $336 thousand. During the period, net cash used in operating activities was $25.1 million, primarily as a result of fundings of portfolio investments (excluding investments in short-term money market funds) of $277.4 million, partially offset by proceeds received from sale of investments of $224.1 million. We invested in short-term money market funds during the period, and as of the end of the period we held $77.4 million in fair value of short-term money market funds. During the same period, net cash provided by financing activities was $25.4 million, primarily consisting of $20.4 million of net borrowing under the Credit Facility and proceeds from the issuance of common stock of $8.3 million, partially offset by distributions paid in cash of $3.3 million.

As of June 30, 2022 and June 30, 2021, we had cash and cash equivalents of $99 thousand and $1.0 million, respectively. As of June 30, 2022, we had $541.5 million principal outstanding under the BoA Credit Facility and $128 million principal outstanding under the WF Credit Facility. As of June 30, 2021, we had $415 million principal outstanding under the BoA Credit Facility and no principal outstanding under the WF Credit Facility.

During the six months ended June 30, 2022 and June 30, 2021, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	June 30, 2022			June 30, 2021
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments(1)	% of Capital Commitments Funded
Common stock	$4,823,800	$-	100%	$9,361,074	$1,040,000	89%

(1)	100% of the unfunded commitments were drawn down in July 2021.

As a BDC, we are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. As of June 30, 2022, our asset coverage ratio was 158%.

Capital Contributions

During the six months ended June 30, 2022 and June 30, 2021, the Company issued and sold 492,018 shares at an aggregate purchase price of $9.8 million and 632,597 shares at an aggregate purchase price of $13.0 million, respectively. These amounts include shares issued in reinvestment.

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

As of June 30, 2022, we had $541.5 million principal outstanding and $183.5 million of available Commitments under the BoA Credit Facility, and PS BDC Funding was in compliance with the applicable covenants in the BoA Credit Facility on such date.

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

As of June 30, 2022, we had $128.0 million outstanding and $22.0 million of available Commitments under the WF Credit Facility, and PS BDC Funding II was in compliance with the applicable covenants in the WF Credit Facility on such date.

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

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at June 30, 2022 is as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
BoA Credit Facility, Net	$540,817,207	$-	$540,817,207	$-	$-
WF Credit Facility, Net	127,502,884	-	-	127,502,884	-
Total contractual obligations	$668,320,091	$-	$540,817,207	$127,502,884	$-

Off-Balance Sheet Arrangements

Unfunded commitments to provide funds to portfolio companies are not recorded on our consolidated statements of assets and liabilities. Our unfunded commitments may be significant from time to time. Unfunded commitments may expire without being drawn upon and the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2022 and December 31, 2021, we had five unfunded commitments totaling $6.3 million, and nine unfunded commitments totaling $11.3 million, respectively. See “Note 8. Commitments and Contingencies” in the notes to the accompanying consolidated financial statements for specific identification of the unfunded commitments. We believe we maintain sufficient liquidity in the form of cash (including restricted cash, if any), receivables and borrowing capacity to fund these unfunded commitments should the need arise. See Financial Condition, Liquidity and Capital Resources above.

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

Assuming that the consolidated statements of assets and liabilities as of June 30, 2022 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rate.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(2,739,919)	$(1,673,750)	$(1,066,169)
Up 100 basis points	11,001,658	6,695,000	4,306,658
Up 200 basis points	21,861,188	13,390,000	8,471,188
Up 300 basis points	32,574,273	20,085,000	12,489,273

The data in the table are based on our current statement of assets and liabilities. As of June 30, 2022, the Company had $24.50 million in net purchases that had not yet settled and $6.3 million in unfunded commitments. After settlement of these purchases, the change in interest expense will be larger as a result of the increase in the amount borrowed under the BoA Credit Facility or WF Credit Facility, as applicable. The table does not include any change in dividend income from our money market investments.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes during the six months ended June 30, 2022 to the risk factors discussed in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2022, the Company issued and sold 492,018 shares of its common stock at an aggregate purchase price of $9.8 million. These amounts include shares issued in reinvestment. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof. The Company relied, in part, upon representations from the investors in the subscription agreements that each investor was an accredited investor as defined in Regulation D under the Securities Act. We did not engage in general solicitation or advertising, and did not offer securities to the public, in connection with such issuances and sales.

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

Palmer Square Capital BDC Inc.

Date: August 12, 2022	/s/ Christopher D. Long
	Name:	Christopher D. Long
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: August 12, 2022	/s/ Jeffrey D. Fox
	Name:	Jeffrey D. Fox
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)