Form 10-Q
period 2022-09-30
Palmer Square Capital BDC Inc.
filed 2022-11-10
CIK 1794776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, the registrant had 23,062,349 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Assets and Liabilities

(Unaudited)

	September 30, 2022 (Unaudited)	December 31, 2021

Assets:
Non-controlled, non-affiliated investments, at fair value (amortized cost of $1,103,805,969 and $1,189,713,653, respectively)	$1,005,512,911	$1,194,257,584
Cash and cash equivalents	4,180,777	1,093,503
Receivables:
Receivable for sales of investments	637,657	17,393,877
Receivable for paydowns of investments	3,190,785	227,548
Due from investment adviser	250,013	280,740
Dividend receivable	99,904	833
Interest receivable	5,654,159	3,836,068
Prepaid expenses and other assets	400,695	195,996
Total Assets	$1,019,926,901	$1,217,286,149

Liabilities:
Credit facilities, net (Note 6)	$637,078,714	$649,910,497
Payables:
Payable for investments purchased	6,084,500	104,278,958
Distributions payable	-	5,874,681
Management fee payable	2,000,103	2,245,918
Directors fee payable	4,486	5,000
Accrued other general and administrative expenses	850,331	2,173,507
Total Liabilities	$646,018,134	$764,488,561

Commitments and contingencies (Note 8)

Net Assets:

Common Shares, $0.001 par value; 450,000,000 shares authorized; 23,373,787 and 22,570,331 as of September 30, 2022 and December 31, 2021, respectively issued and outstanding	$23,374	$22,570
Additional paid-in capital	459,956,116	444,739,748
Total distributable earnings (accumulated deficit)	(86,070,723)	8,035,270
Total Net Assets	$373,908,767	$452,797,588
Total Liabilities and Net Assets	$1,019,926,901	$1,217,286,149
Net Asset Value Per Common Share	$16.00	$20.06

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2022	2021	2022	2021
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$19,718,478	$8,722,685	$50,266,810	$25,917,343
Dividend income	223,816	2,775	278,529	5,412
Other income	31,260	150,489	180,415	497,298
Total investment income from non-controlled, non-affiliated investments	19,973,554	8,875,949	50,725,754	26,420,053
Total Investment Income	19,973,554	8,875,949	50,725,754	26,420,053

Expenses:
Interest expense	7,015,768	1,943,517	14,595,014	5,742,680
Management fees	2,000,103	1,490,796	6,455,899	4,123,665
Professional fees	184,698	172,693	463,115	556,802
Directors fees	18,904	20,164	56,096	59,836
Other general and administrative expenses	551,655	525,211	1,290,075	1,308,659
Total Expenses	9,771,128	4,152,381	22,860,199	11,791,642
Less: Management fee waiver (Note 3)	(250,013)	(186,349)	(806,987)	(515,458)
Net expenses	9,521,115	3,966,032	22,053,212	11,276,184
Net Investment Income (Loss)	10,452,439	4,909,917	28,672,542	15,143,869

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses):
Non-controlled, non-affiliated investments	(496,697)	489,555	(1,353,321)	4,335,050
Total net realized gains (losses)	(496,697)	489,555	(1,353,321)	4,335,050
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(16,711,415)	(673,345)	(102,837,812)	(4,371,638)
Total net change in unrealized gains (losses)	(16,711,415)	(673,345)	(102,837,812)	(4,371,638)
Total realized and unrealized gains (losses)	(17,208,112)	(183,790)	(104,191,133)	(36,588)

Net Increase (Decrease) in Net Assets Resulting from Operations	$(6,755,673)	$4,726,127	$(75,518,591)	15,107,281

Per Common Share Data:
Basic and diluted net investment income per common share	$0.45	$0.34	$1.25	1.13
Basic and diluted net increase (decrease) in net assets resulting from operations	$(0.29)	$0.33	$(3.29)	1.12
Weighted Average Common Shares Outstanding - Basic and Diluted	23,214,683	14,429,113	22,986,437	13,431,233

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2022	2021	2022	2021

Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$10,452,439	$4,909,917	$28,672,542	$15,143,869
Net realized gains (losses) on investments and foreign currency transactions	(496,697)	489,555	(1,353,321)	4,335,050
Net change in unrealized gains (losses) on investments, foreign currency translations, and foreign currency exchange contracts	(16,711,415)	(673,345)	(102,837,812)	(4,371,638)
Net Increase (Decrease) in Net Assets Resulting from Operations	(6,755,673)	4,726,127	(75,518,591)	15,107,281

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(10,147,434)	(3,738,707)	(18,587,402)	(7,805,916)
Distributions declared from realized gains	-	-	-	-
Net Decrease in Net Assets Resulting from Stockholder Distributions	(10,147,434)	(3,738,707)	(18,587,402)	(7,805,916)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	-	37,227,700	4,823,801	45,548,774
Reinvestment of distributions	5,378,541	2,287,446	10,393,371	6,932,158
Net Increase in Net Assets Resulting from Capital Share Transactions	5,378,541	39,515,146	15,217,172	52,480,932
Total Increase (Decrease) in Net Assets	(11,524,566)	40,502,566	(78,888,821)	59,782,297
Net Assets, Beginning of Period	385,433,333	272,424,702	452,797,588	253,144,971
Net Assets, End of Period	$373,908,767	$312,927,268	$373,908,767	$312,927,268

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30
	2022	2021

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(75,518,591)	$15,107,281
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gains)/losses on investments	1,353,321	(4,335,050)
Net change in unrealized (gains)/losses on investments	102,837,812	4,371,638
Net accretion of discount on investments	(137,874)	(171,257)
Purchases of short-term investments	(316,620,789)	(329,327,621)
Purchases of portfolio investments	(227,650,962)	(521,946,955)
Proceeds from sale of short-term investments	370,814,557	318,059,444
Proceeds from sale of portfolio investments	258,148,610	309,397,462
Amortization of deferred financing cost	739,152	541,068
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in receivable for sales of investments	16,756,220	4,424,866
(Increase)/decrease in interest and dividends receivable	(1,917,162)	(487,143)
(Increase)/decrease in due from investment adviser	30,727	(30,996)
(Increase)/decrease in receivable for paydowns of investments	(2,963,237)	(329,260)
(Increase)/decrease in prepaid expenses and other assets	(204,700)	-
Increase/(decrease) in interest payable on credit facilities	679,066	-
Increase/(decrease) in payable for investments purchased	(98,194,458)	140,655,901
Increase/(decrease) in management fees payable	(245,815)	247,975
Increase/(decrease) in directors fee payable	(514)	3,586
Increase/(decrease) in accrued other general and administrative expenses	(1,323,178)	2,498,945
Net cash provided by (used in) operating activities	26,582,185	(61,320,116)
Cash Flows from Financing Activities:
Borrowings on the credit facilities	77,750,000	33,017,726
Payments on the credit facilities	(92,000,000)	-
Payments of debt issuance costs		(2,170,127)
Distributions paid in cash	(14,068,712)	(4,768,228)
Proceeds from issuance of common shares, net of change in subscriptions	4,823,801	45,548,774
receivable of $ -
Net cash provided by (used in) financing activities	(23,494,911)	71,628,145
Net increase/(decrease) in cash and cash equivalents	3,087,274	10,308,029
Cash and cash equivalents, beginning of period	1,093,503	682,579
Cash and cash equivalents, end of period	$4,180,777	$10,990,608

Supplemental and Non-Cash Information:
Interest paid during the period	$13,915,948	$4,951,178
Distributions declared during the period	$18,587,402	$7,805,916
Reinvestment of distributions during the period	$10,393,371	$6,932,158

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of September 30, 2022
(Unaudited)

		Interest	Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Rate	Date	Par	Cost(1)(6)	Value	of Net Assets
Debt Investments
First Lien Senior Secured(2)
AAdvantage Loyalty IP Ltd. (4)(7)	Airlines	7.46% (L + 4.75%)	4/20/2028	$3,750,000	$3,716,262	$3,643,125	1.1%
Accelerated Health Systems, LLC (7)	Healthcare Providers and Services	7.95% (S + CSA + 4.25%)	2/2/2029	7,206,938	7,174,785	6,490,748	1.8%
Acrisure, LLC (7)	Insurance	6.62% (L + 3.50%)	2/12/2027	5,857,368	5,844,446	5,371,675	1.5%
Acrisure, LLC (7)	Insurance	7.37% (L + 4.25%)	2/15/2027	5,012,125	4,980,123	4,723,928	1.4%
AHP Health Partners, Inc. (7)	Healthcare Equipment and Supplies	6.62% (L + 3.50%)	8/4/2028	2,970,000	2,957,441	2,839,142	0.9%
AI Aqua Merger Sub, Inc., (7)(8)	Food Products	6.35% (S + 3.75%)	6/16/2028	7,680,750	7,684,391	7,155,118	2.0%
Aimbridge Acquisition Co., Inc. (7)	Hotels, Restaurants and Leisure	6.87% (L + 3.75%)	2/2/2026	4,948,980	4,855,132	4,386,033	1.2%
Air Methods Corporation (7)	Aerospace and Defense	7.17% (L + 3.50%)	4/12/2024	4,934,896	4,893,682	3,970,543	1.1%
Alliant Holdings Intermediate LLC (7)	Insurance	6.49% (L + 3.50%)	11/5/2027	5,940,000	5,934,346	5,643,000	1.5%
Allied Universal Holdco LLC (7)	Professional Services	6.87% (L + 3.75%)	4/7/2028	6,930,000	6,924,911	6,111,394	1.6%
Alterra Mountain Company (7)	Hotels, Restaurants and Leisure	6.62% (L + 3.50%)	8/31/2028	1,977,283	1,965,645	1,921,672	0.5%
Amentum Government Services Holdings LLC (7)	Aerospace and Defense	7.39% (S + 4.00%)	2/15/2029	5,985,000	5,958,296	5,730,638	1.5%
American Rock Salt Company LLC (7)	Metals and Mining	7.12% (L + 4.00%)	6/9/2028	5,929,962	5,921,419	5,507,453	1.5%
Amynta Agency Borrower, Inc. (7)	Insurance	7.62% (L + 4.50%)	2/28/2025	8,860,160	8,739,626	8,624,835	2.3%
AP Gaming I, LLC (4)(7)	Hotels, Restaurants and Leisure	7.13% (S + CSA + 4.00%)	2/15/2029	7,711,250	7,633,732	7,422,078	2.0%
Aptean Inc (7)(8)	Software	7.32% (L + 4.25%)	4/23/2026	7,825,034	7,826,730	7,502,291	2.0%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of September 30, 2022

(Unaudited)

		Interest	Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Rate	Date	Par	Cost(1)(6)	Value	of Net Assets
AQA Acquisition Holding, Inc. (7)	Software	7.32% (L + 4.25%)	11/19/2027	4,952,424	4,949,286	4,735,755	1.3%
ARC Falcon I Inc. (7)	Chemicals	6.87% (L + 3.75%)	8/31/2028	4,330,334	4,308,667	3,961,936	1.1%
Aruba Investments Holdings, LLC (7)	Chemicals	7.08% (L + 4.00%)	10/28/2027	2,470,056	2,442,456	2,283,258	0.6%
Ascend Learning, LLC (7)	Professional Services	6.62% (L + 3.50%)	11/18/2028	7,443,750	7,410,199	6,892,913	1.8%
AssuredPartners, Inc. (7)	Insurance	6.62% (L + 3.50%)	2/12/2027	4,427,681	4,432,724	4,202,158	1.1%
AssuredPartners, Inc. (7)	Insurance	6.53% (S + 3.50%)	2/12/2027	1,990,000	1,978,420	1,888,639	0.5%
Autokiniton US Holdings, Inc. (7)(8)	Auto Components	7.18% (L + 4.50%)	3/27/2028	8,154,919	8,163,294	7,533,106	2.0%
Avaya Inc. (4)(7)	Diversified Telecommunication Services	6.82% (L + 4.00%)	12/15/2027	1,600,000	1,600,000	862,000	0.2%
Avaya, Inc. (4)(7)	Diversified Telecommunication Services	7.07% (L + 4.25%)	12/15/2027	4,939,059	4,814,490	2,699,492	0.7%
Aveanna Healthcare LLC (4)(5)(7)	Healthcare Providers and Services	6.80% (L + 3.75%)	6/30/2028	4,822,510	4,786,952	3,897,191	1.0%
Aveanna Healthcare LLC DDTL (4)(5)(7)(10)	Healthcare Providers and Services	6.80% (L + 3.75%)	6/30/2028	339,003	330,621	121,802	0.0%
Barracuda Networks, Inc. (7)	Software	7.53% (S + 4.50%)	4/13/2029	7,500,000	7,279,461	7,078,125	1.9%
BBB Industries (8)	Auto Components	8.41% (S + CSA + 5.25%)	6/29/2029	4,000,000	3,606,411	3,702,500	1.0%
BCP Renaissance Parent LLC (7)	Oil, Gas and Consumable Fuels	7.05% (S + 3.50%)	10/30/2026	7,589,274	7,573,897	7,300,616	2.0%
Castle US Holding Corporation (8)	Professional Services	6.87% (L + 3.75%)	1/27/2027	1,978,947	1,970,430	1,605,421	0.4%
Castle US Holding Corporation (7)(8)	Professional Services	7.12% (L + 4.00%)	1/31/2027	6,049,996	5,992,008	4,945,872	1.3%
CCI Buyer, Inc. (7)(8)	Wireless Telecommunication Services	7.55% (S + 4.00%)	12/17/2027	6,812,571	6,805,744	6,439,583	1.7%
CCS-CMGC Holdings, Inc. (7)	Healthcare Providers and Services	8.62% (L + 5.50%)	10/1/2025	5,369,658	5,314,528	4,988,198	1.3%
CDK Global (7)	Software	6.61% (S + 4.50%)	7/6/2029	4,000,000	3,883,009	3,862,740	1.0%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of September 30, 2022

(Unaudited)

		Interest	Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Rate	Date	Par	Cost(1)(6)	Value	of Net Assets
CHG Healthcare Services, Inc (7)	Healthcare Providers and Services	6.37% (L + 3.25%)	9/22/2028	7,920,000	7,885,492	7,625,455	2.0%
Congruex Group LLC (8)	Construction and Engineering	8.48% (S + CSA + 5.75%)	4/28/2029	6,234,375	6,085,276	6,078,516	1.6%
Connectwise LLC (7)	IT Services	7.17% (L + 3.50%)	9/29/2028	7,940,000	7,927,873	7,443,750	2.0%
Consolidated Communications, Inc. (4)(7)	Diversified Telecommunication Services	6.63% (L + 3.50%)	10/2/2027	1,428,009	1,411,969	1,242,368	0.3%
ConvergeOne Holdings Corp. (7)(8)	IT Services	8.12% (L + 5.00%)	3/31/2026	9,864,658	9,694,127	7,117,992	1.9%
Corelogic, Inc. (7)	Internet Software and Services	6.63% (L + 3.50%)	4/14/2028	7,920,000	7,913,816	5,999,400	1.6%
CP Atlas Buyer, Inc (7)	Building Products	6.62% (L + 3.50%)	11/23/2027	6,911,593	6,813,636	6,054,555	1.6%
Creation Technologies, Inc. (4)(8)	Electronic Equipment, Instruments and Components	7.79% (L + 5.50%)	9/14/2028	4,987,500	4,921,359	4,164,563	1.1%
Curia Global, Inc. (7)	Healthcare Providers and Services	6.56% (L + 3.75%)	8/30/2026	4,862,366	4,847,151	4,532,114	1.2%
DCert Buyer, Inc. (7)	IT Services	6.90% (S + 4.00%)	10/16/2026	7,855,595	7,855,182	7,516,271	2.0%
Deerfield Dakota Holding, LLC (7)	Diversified Financial Services	6.78% (S + 3.75%)	2/25/2027	4,887,500	4,833,803	4,622,768	1.2%
Delta Topco, Inc. (7)	IT Services	5.84% (L + 3.75%)	10/29/2027	6,919,925	6,914,928	6,297,132	1.7%
Digi International Inc. (4)(8)	Technology Hardware, Storage and Peripherals	6.85% (L + 5.00%)	12/22/2028	4,464,286	4,382,552	4,363,839	1.2%
DIRECTV Financing, LLC (7)	Media	8.12% (L + 5.00%)	8/2/2027	5,460,000	5,420,690	5,099,995	1.4%
Dotdash Meredith, Inc. (7)	Media	6.61% (S + CSA + 4.00%)	11/23/2028	9,925,000	9,880,836	8,907,688	2.4%
EAB Global, Inc. (7)	Professional Services	6.31% (L + 3.50%)	6/28/2028	1,796,437	1,788,569	1,687,690	0.5%
ECI Software Solutions, Inc. (7)	Software	7.42% (L + 3.75%)	9/30/2027	6,882,437	6,858,603	6,538,350	1.7%
ECL Entertainment, LLC (8)	Hotels, Restaurants and Leisure	10.62% (L + 7.50%)	3/31/2028	1,975,000	2,013,526	1,960,188	0.5%
EFS Cogen Holdings I, LLC (7)(8)	Independent Power and Renewable Electricity Producers	6.83% (L + 3.50%)	10/29/2027	7,680,240	7,687,663	7,409,857	2.0%
Endurance International Group, Inc., The (7)	Professional Services	6.18% (L + 3.50%)	2/10/2028	4,698,068	4,630,130	3,993,358	1.1%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of September 30, 2022

(Unaudited)

		Interest	Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Rate	Date	Par	Cost(1)(6)	Value	of Net Assets
Ensemble RCM, LLC (7)	Healthcare Technology	6.56% (L + 3.75%)	7/24/2026	5,704,175	5,629,145	5,579,425	1.5%
Epicor Software Corporation (7)	Software	6.37% (L + 3.25%)	7/30/2027	935,228	921,522	878,970	0.2%
Fertitta Entertainment, LLC (7)	Hotels, Restaurants and Leisure	7.03% (S + 4.00%)	1/29/2029	7,462,500	7,432,853	6,944,006	1.9%
Filtration Group Corporation (7)	Industrial Conglomerates	6.62% (L + 3.50%)	10/20/2028	3,960,000	3,951,572	3,770,237	1.0%
Flexera Software LLC (7)(8)	Software	6.39% (L + 3.75%)	1/26/2028	8,859,891	8,839,536	8,485,693	2.3%
Getty Images, Inc. (7)(8)	Media	7.63% (L + 4.50%)	2/13/2026	6,888,339	6,890,044	6,851,417	1.8%
Global Medical Response, Inc. (7)	Healthcare Providers and Services	6.81% (L + 4.25%)	9/24/2025	9,119,042	9,073,570	7,951,804	2.1%
Grab Holdings Inc (4)(7)	IT Services	7.62% (L + 4.50%)	2/27/2026	4,924,988	4,967,367	4,638,747	1.2%
Great Outdoors Group, LLC (7)	Specialty Retail	6.87% (L + 3.75%)	3/6/2028	7,025,411	6,996,409	6,516,069	1.7%
Grinding Media Inc. (8)	Metals and Mining	7.51% (L + 4.00%)	9/21/2028	4,950,000	4,928,116	4,430,249	1.2%
HAH Group Holding Company LLC (7)	Healthcare Providers and Services	8.71% (S + CSA + 5.00%)	10/22/2027	375,789	371,473	358,877	0.1%
HAH Group Holding Company LLC (7)	Healthcare Providers and Services	8.71% (S + CSA + 5.00%)	10/20/2027	2,969,865	2,935,695	2,836,221	0.8%
Hamilton Projects Acquiror, LLC (7)(8)	Independent Power and Renewable Electricity Producers	8.17% (L + 4.50%)	6/11/2027	8,721,780	8,679,737	8,590,953	2.3%
Help/Systems Holdings, Inc. (7)	Software	7.13% (S + CSA + 4.00%)	11/19/2026	6,866,914	6,828,434	6,331,294	1.7%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of September 30, 2022

(Unaudited)

		Interest	Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Rate	Date	Par	Cost(1)(6)	Value	of Net Assets
Hyland Software, Inc. (7)	Software	6.62% (L + 3.50%)	7/1/2024	4,918,157	4,917,534	4,775,235	1.3%
Hyperion Refinance S.a.r.l. (4)(7)	Insurance	6.38% (L + 3.25%)	11/12/2027	6,115,744	6,064,347	5,843,410	1.6%
Idera, Inc. (7)	IT Services	6.32% (L + 3.75%)	6/28/2028	9,824,384	9,783,697	9,153,034	2.4%
IMA Financial Group, Inc. (8)	Insurance	6.62% (L + 3.50%)	10/16/2028	4,962,500	4,940,481	4,745,390	1.3%
Infinite Bidco LLC (7)	Electronic Equipment, Instruments and Components	6.92% (L + 3.25%)	3/2/2028	6,426,193	6,378,513	6,112,917	1.6%
Inmar, Inc. (7)(8)	Professional Services	7.12% (L + 4.00%)	5/1/2024	7,863,165	7,840,731	7,457,740	2.0%
Ivanti Software, Inc. (7)	Software	7.14% (L + 4.00%)	12/1/2027	985,000	982,974	771,748	0.2%
Ivanti Software, Inc. (7)	Software	7.33% (L + 4.25%)	12/1/2027	6,940,125	6,892,154	5,440,052	1.5%
Jack Ohio Finance LLC (8)	Hotels, Restaurants and Leisure	7.87% (L + 4.75%)	10/31/2028	4,961,948	4,964,500	4,850,304	1.3%
Jazz Acquisition, Inc (7)	Aerospace and Defense	7.38% (S + CSA + 4.25%)	6/19/2026	2,984,615	2,909,781	2,849,271	0.8%
Kestrel Acquisition, LLC (7)	Independent Power and Renewable Electricity Producers	7.37% (L + 4.25%)	5/2/2025	6,849,983	6,304,715	6,427,236	1.7%
Kleopatra Finco S.a.r.l (4)(7)	Containers and Packaging	8.26% (S + CSA + 4.75%)	2/4/2026	1,970,000	1,963,715	1,689,275	0.5%
LBM Acquisition LLC (5)(7)(8)	Building Products	7.12% (L + 3.75%)	12/31/2027	7,410,696	7,335,606	6,504,739	1.7%
Life Time, Inc. (4)(7)	Hotels, Restaurants and Leisure	7.82% (L + 4.75%)	12/10/2024	7,582,556	7,573,427	7,509,119	2.0%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of September 30, 2022

(Unaudited)

		Interest	Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Rate	Date	Par	Cost(1)(6)	Value	of Net Assets
Lifescan Global Corporation (7)	Healthcare Equipment and Supplies	8.29% (L + 6.00%)	10/1/2024	6,296,322	6,267,760	5,123,632	1.4%
Lightstone Holdco LLC (7)	Independent Power and Renewable Electricity Producers	8.78% (S + 5.75%)	2/1/2027	4,819,741	4,324,333	4,426,426	1.2%
Lightstone Holdco LLC (7)	Independent Power and Renewable Electricity Producers	8.78% (S + 5.75%)	2/1/2027	272,600	244,572	250,354	0.1%
LogMeIn, Inc. (7)	IT Services	7.80% (L + 4.75%)	8/31/2027	9,869,609	9,764,156	6,898,265	1.8%
LSF9 Atlantis Holdings, LLC (7)	Specialty Retail	10.80% (S + 7.25%)	3/29/2029	7,000,000	6,731,963	6,667,500	1.8%
Magenta Buyer LLC (7)	Software	7.87% (L + 4.75%)	5/3/2028	5,458,750	5,415,242	4,945,628	1.3%
Medical Solutions L.L.C. (8)	Healthcare Providers and Services	6.38% (L + 3.50%)	10/6/2028	4,288,751	4,267,204	4,062,218	1.1%
MetroNet Systems Holdings, LLC (7)(8)	Diversified Telecommunication Services	6.61% (S + CSA + 3.75%)	5/26/2028	6,922,806	6,882,683	6,529,071	1.7%
Michael Baker International, LLC (8)	Construction and Engineering	8.12% (L + 5.00%)	11/2/2028	6,203,125	6,146,917	6,063,555	1.6%
Micro Holding Corp. (7)	IT Services	6.87% (L + 3.75%)	9/13/2024	9,886,411	9,845,116	9,446,465	2.5%
Midwest Veterinary Partners, LLC (7)	Healthcare Providers and Services	7.12% (L + 4.00%)	4/27/2028	8,905,025	8,824,987	8,103,573	2.2%
Milano Acquisition Corporation (7)	Healthcare Providers and Services	7.67% (L + 4.00%)	10/1/2027	6,901,042	6,837,587	6,593,946	1.8%
Minotaur Acquisition, Inc. (7)(8)	Diversified Financial Services	8.13% (S + CSA + 5.00%)	3/27/2026	11,975,129	11,958,534	11,338,648	3.0%
Mitchell International, Inc. (7)	Professional Services	6.73% (L + 3.75%)	10/16/2028	9,950,000	9,884,533	9,044,550	2.4%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of September 30, 2022

(Unaudited)

		Interest	Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Rate	Date	Par	Cost(1)(6)	Value	of Net Assets
Mitnick Corporate Purchaser, Inc (7)	Software	7.39% (S + CSA + 4.75%)	4/20/2029	8,800,000	8,757,631	8,327,000	2.2%
MLN US HoldCo LLC (7)	Diversified Telecommunication Services	8.25% (L + 4.50%)	12/31/2025	4,056,188	3,994,171	2,554,405	0.7%
Moneygram International, Inc. (4)(7)	Diversified Consumer Services	7.62% (L + 4.50%)	7/21/2026	9,921,875	9,902,058	9,744,075	2.6%
NAPA Management Services Corporation (7)	Healthcare Providers and Services	8.43% (S + CSA + 5.25%)	2/23/2029	7,960,000	7,891,331	7,183,900	1.9%
National Mentor Holdings, Inc. (7)	Healthcare Providers and Services	7.18% (L + 3.75%)	2/18/2028	9,157,407	9,134,173	6,599,056	1.8%
National Mentor Holdings, Inc. (7)	Healthcare Providers and Services	7.43% (L + 3.75%)	2/18/2028	291,993	291,231	210,418	0.1%
Navicure, Inc. (7)	Healthcare Technology	7.12% (L + 4.00%)	10/22/2026	4,637,706	4,639,593	4,457,995	1.2%
NorthStar Group Services, Inc. (7)(8)	Commercial Services and Supplies	8.62% (L + 5.50%)	11/9/2026	8,706,775	8,677,233	8,521,800	2.3%
NSM Top Holdings Corp. (7)	Healthcare Equipment and Supplies	8.38% (S + CSA + 5.25%)	11/12/2026	4,949,109	4,928,611	4,503,690	1.2%
OneDigital Borrower LLC (7)	Insurance	6.98% (S + CSA + 4.25%)	11/16/2027	9,896,155	9,792,490	9,252,905	2.5%
Orchid Merger Sub II, LLC (4)(7)	Software	7.58% (S + CSA + 4.75%)	5/12/2027	4,387,500	4,172,981	4,190,063	1.1%
Pactiv Evergreen Group Holdings Inc. (4)(7)	Containers and Packaging	6.62% (L + 3.50%)	9/22/2028	2,970,000	2,957,145	2,855,373	0.8%
Padagis, LLC (7)	Pharmaceuticals	7.04% (L + 4.75%)	7/31/2028	6,588,235	6,553,956	5,764,706	1.5%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of September 30, 2022

(Unaudited)

		Interest	Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Rate	Date	Par	Cost(1)(6)	Value	of Net Assets
PECF USS Intermediate Holding III Corporation (8)	Professional Services	7.37% (L + 4.25%)	11/6/2028	4,962,500	4,952,988	4,251,200	1.1%
Pegasus Bidco BV (4)(7)	Food Products	6.96% (S + 4.25%)	12/13/2024	5,000,000	4,953,549	4,791,650	1.3%
Peraton Corp. (7)(8)	Aerospace and Defense	6.87% (L + 3.75%)	2/1/2028	10,672,281	10,643,610	10,142,669	2.7%
PetVet Care Centers, LLC (7)	Healthcare Providers and Services	6.62% (L + 3.50%)	2/14/2025	6,884,941	6,874,353	6,394,389	1.7%
Pluto Acquisition I, Inc (7)	Healthcare Providers and Services	6.08% (L + 4.00%)	6/22/2026	5,985,292	5,987,051	5,252,094	1.4%
PMHC II Inc. (7)	Chemicals	6.98% (S + CSA + 4.25%)	2/2/2029	6,605,000	6,548,080	5,360,387	1.4%
PQ Performance Chemicals (7)	Chemicals	5.80% (L + 3.25%)	4/28/2028	4,962,500	4,960,247	4,725,242	1.3%
Prairie ECI Acquiror LP (7)	Oil, Gas and Consumable Fuels	7.87% (L + 4.75%)	3/11/2026	7,182,326	7,002,874	6,741,654	1.8%
Pretium PKG Holdings, Inc. (7)(8)	Containers and Packaging	7.17% (L + 4.00%)	9/22/2028	5,955,000	5,905,000	5,368,433	1.4%
Project Alpha Intermediate Holding, Inc. (7)	Software	7.12% (L + 4.00%)	4/26/2024	5,872,041	5,858,651	5,669,279	1.5%
Project Boost Purchaser, LLC (7)	Professional Services	6.62% (L + 3.50%)	6/1/2026	5,925,000	5,914,082	5,625,047	1.5%
Proofpoint, Inc. (7)	IT Services	6.32% (L + 3.25%)	6/9/2028	4,962,500	4,941,472	4,672,318	1.2%
PS Holdco, LLC (8)	Road and Rail	7.37% (L + 4.25%)	10/31/2028	5,447,487	5,424,634	5,074,661	1.4%
PT Intermediate Holdings III LLC (8)	Machinery	9.17% (L + 5.50%)	10/15/2025	2,302,600	2,293,445	2,233,522	0.6%
PT Intermediate Holdings III LLC (8)	Machinery	9.17% (L + 5.50%)	11/1/2028	497,500	492,793	482,575	0.1%
PT Intermediate Holdings III LLC (8)	Machinery	9.17% (L + 5.50%)	11/1/2028	1,524,600	1,511,351	1,478,862	0.4%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of September 30, 2022

(Unaudited)

		Interest	Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Rate	Date	Par	Cost(1)(6)	Value	of Net Assets
PT Intermediate Spider DD T/L (Parts Town) (8)	Machinery	9.17% (L + 5.50%)	11/1/2028	2,123,950	2,123,950	2,060,232	0.6%
Quest Software US Holdings Inc. (7)	Software	6.98% (S + CSA + 4.25%)	1/19/2029	9,500,000	9,407,320	7,077,500	1.9%
Radiology Partners, Inc. (7)	Healthcare Providers and Services	7.33% (L + 4.25%)	7/9/2025	6,000,000	5,993,434	5,082,000	1.4%
RC Buyer, Inc. (7)	Auto Components	7.17% (L + 3.50%)	7/28/2028	2,073,750	2,069,324	1,955,370	0.5%
RealPage, Inc. (7)	Real Estate Management and Development	6.12% (L + 3.00%)	2/18/2028	6,930,000	6,920,335	6,510,354	1.7%
Red Planet Borrower, LLC (7)	Internet Software and Services	6.87% (L + 3.75%)	10/2/2028	7,920,000	7,885,855	5,270,086	1.4%
Redstone Holdco 2 LP (7)(8)	IT Services	7.53% (L + 4.75%)	4/14/2028	7,920,000	7,870,864	5,916,240	1.6%
Renaissance Holdings Corp. (7)	Software	7.10% (S + 4.50%)	3/17/2027	4,987,500	4,849,544	4,796,304	1.3%
Rocket Software, Inc. (7)	Software	7.37% (L + 4.25%)	11/28/2025	4,944,925	4,923,422	4,756,424	1.3%
Rodan & Fields, LLC (7)	Textiles, Apparel and Luxury Goods	6.82% (L + 4.00%)	6/16/2025	1,718,590	1,552,171	795,767	0.2%
Rohm Holding GMBH (4)(7)(8)	Chemicals	8.12% (L + 4.75%)	7/31/2026	8,868,038	8,852,755	7,083,346	1.9%
RSC Acquisition, Inc. (8)	Insurance	9.20% (S + CSA + 5.50%)	9/30/2026	6,208,387	6,161,349	6,037,656	1.6%
Runner Buyer Inc. (8)	Household Durables	8.57% (L + 5.50%)	10/20/2028	4,975,000	4,930,691	3,399,592	0.9%
Sabert Corporation (8)	Containers and Packaging	7.63% (L + 4.50%)	11/26/2026	2,330,403	2,339,723	2,237,187	0.6%
Severin Acquisition, LLC (7)	Diversified Consumer Services	6.03% (S + 3.00%)	8/31/2025	3,692	3,594	3,594	0.0%
Shearer’s Foods, LLC (7)	Food Products	6.62% (L + 3.50%)	9/23/2027	1,678,325	1,669,187	1,563,687	0.4%
Sophia, L.P. (7)	Software	7.03% (S + 4.00%)	10/7/2027	1,995,000	1,976,192	1,932,656	0.5%
Sovos Compliance, LLC (8)	Software	7.62% (L + 4.50%)	7/28/2028	3,972,945	3,965,386	3,798,136	1.0%
Specialty Building Products Holdings, LLC (7)(8)	Building Products	6.30% (L + 3.25%)	10/5/2028	9,950,000	9,934,234	9,001,665	2.4%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of September 30, 2022

(Unaudited)

		Interest	Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Rate	Date	Par	Cost(1)(6)	Value	of Net Assets
Summer BC Holdco B LLC (4)(8)	Media	8.17% (L + 4.50%)	12/4/2026	4,950,000	4,954,770	4,677,750	1.3%
Surgery Center Holdings, Inc. (4)(7)	Healthcare Providers and Services	6.51% (L + 3.75%)	9/3/2026	4,678,750	4,660,446	4,451,550	1.2%
Tecta America Corp. (7)(8)	Construction and Engineering	7.37% (L + 4.25%)	4/6/2028	8,606,881	8,590,145	8,214,192	2.2%
The Edelman Financial Center, LLC (7)	Diversified Financial Services	6.62% (L + 3.50%)	4/7/2028	7,879,867	7,800,462	7,252,788	1.9%
Thryv, Inc. (4)(7)	Professional Services	11.62% (L + 8.50%)	2/18/2026	5,107,091	5,119,433	4,966,646	1.3%
Tidal Power Holdings, LLC (4)(7)	Independent Power and Renewable Electricity Producers	7.40% (L + 3.75%)	4/1/2027	988,585	987,489	977,879	0.3%
Tiger Acquisition, LLC (5)(7)	Industrial Conglomerates	6.37% (L + 3.25%)	5/19/2028	3,970,000	3,907,881	3,691,167	1.0%
Titan US Finco, LLC (4)(8)	Media	7.67% (L + 4.00%)	10/6/2028	5,970,000	5,957,095	5,661,530	1.5%
Tosca Services, LLC (7)	Containers and Packaging	6.65% (S + CSA + 3.50%)	8/18/2027	6,917,197	6,862,856	6,135,554	1.6%
Traverse Midstream Partners LLC (7)	Oil, Gas and Consumable Fuels	5.25% (S + CSA + 4.25%)	9/27/2024	3,306,821	3,295,506	3,239,660	0.9%
Truck Hero, Inc. (7)	Auto Components	6.62% (L + 3.50%)	1/20/2028	6,998,437	6,990,446	6,140,638	1.6%
U.S. Renal Care, Inc. (7)(8)	Healthcare Providers and Services	8.12% (L + 5.00%)	6/26/2026	8,843,440	8,712,480	6,426,660	1.7%
U.S. Renal Care, Inc. (7)	Healthcare Providers and Services	8.62% (L + 5.50%)	6/26/2026	495,000	489,266	359,724	0.1%
U.S. Silica Company (4)(7)	Metals and Mining	7.13% (L + 4.00%)	4/25/2025	7,880,361	7,735,351	7,594,698	2.0%
UKG Inc. (7)	Software	6.87% (L + 3.75%)	4/8/2026	4,377,162	4,362,896	4,185,661	1.1%
United Airlines, Inc. (4)(7)	Airlines	6.53% (L + 3.75%)	4/21/2028	7,907,193	7,967,399	7,580,467	2.0%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of September 30, 2022

(Unaudited)

		Interest	Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Rate	Date	Par	Cost(1)(6)	Value	of Net Assets
US Radiology Specialists, Inc. (7)	Healthcare Providers and Services	8.92% (L + 5.25%)	12/10/2027	8,902,725	8,806,096	7,878,911	2.1%
VeriFone Systems, Inc. (7)	Commercial Services and Supplies	7.00% (L + 4.00%)	8/20/2025	2,953,964	2,921,866	2,663,191	0.7%
Verscend Holding Corp. (7)	Healthcare Technology	7.12% (L + 4.00%)	8/27/2025	6,079,376	6,066,370	5,912,193	1.6%
Vision Solutions, Inc. (7)	IT Services	6.78% (L + 4.00%)	4/24/2028	9,900,000	9,873,165	8,745,017	2.3%
WaterBridge Midstream Operating, LLC (7)	Energy Equipment and Services	9.13% (L + 5.75%)	6/22/2026	3,969,309	3,870,313	3,841,121	1.0%
Watlow Electric Manufacturing Company (7)	Electrical Equipment	6.87% (L + 3.75%)	3/2/2028	3,290,260	3,267,847	3,138,085	0.8%
Whatabrands LLC (7)	Hotels, Restaurants and Leisure	6.37% (L + 3.25%)	7/21/2028	2,382,000	2,371,755	2,210,794	0.6%
White Cap Buyer LLC (7)(8)	Building Products	6.78% (S + 3.75%)	10/8/2027	6,907,637	6,897,995	6,478,362	1.7%
Wilsonart LLC (7)(8)	Building Products	6.93% (L + 3.25%)	12/18/2026	9,874,437	9,829,517	9,041,331	2.4%
Zelis Cost Management Buyer, Inc. (7)	Healthcare Technology	6.06% (L + 3.50%)	9/30/2026	4,756,405	4,750,274	4,595,877	1.2%
Total First Lien Senior Secured				969,269,130	$961,549,213	$880,256,700	235.4%

Second Lien Senior Secured(2)
American Rock Salt Company LLC	Metals and Mining	10.37% (L + 7.25%)	6/4/2029	2,750,000	2,775,350	2,640,000	0.7%
ARC Falcon I Inc. (7)	Chemicals	10.12% (L + 7.00%)	9/24/2029	2,000,000	1,982,091	1,895,000	0.5%
Artera Services, LLC (7)	Construction and Engineering	10.92% (L + 7.25%)	3/6/2026	7,810,000	7,479,380	4,639,140	1.2%
Aruba Investments, Inc. (7)	Chemicals	10.83% (L + 7.75%)	10/27/2028	2,350,000	2,317,832	2,150,250	0.6%
Asurion, LLC (7)	Insurance	8.37% (L + 5.25%)	1/19/2029	6,000,000	5,964,303	4,620,000	1.2%
Barracuda Networks, Inc.	Software	9.85% (S + 7.00%)	5/17/2030	3,000,000	2,911,350	2,895,000	0.8%
DCert Buyer, Inc. (7)	IT Services	9.90% (L + 7.00%)	2/19/2029	1,500,000	1,497,564	1,406,250	0.4%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of September 30, 2022

(Unaudited)

		Interest	Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Rate	Date	Par	Cost(1)(6)	Value	of Net Assets
Delta Topco, Inc.	IT Services	9.34% (L + 7.25%)	10/6/2028	3,435,617	3,471,314	3,051,979	0.8%
Energy Acquisition LP	Electrical Equipment	11.62% (L + 8.50%)	6/25/2026	2,812,400	2,721,885	2,306,168	0.6%
Epicor Software Corporation (7)	Software	10.87% (L + 7.75%)	7/31/2028	3,000,000	3,040,800	2,943,000	0.8%
Help/Systems Holdings, Inc.	Software	9.88% (S + CSA + 6.75%)	11/19/2027	3,656,217	3,663,967	3,345,438	0.9%
Idera, Inc.	IT Services	9.32% (L + 6.75%)	2/5/2029	5,000,000	5,029,381	4,550,000	1.2%
Infinite Bidco LLC (7)	Electronic Equipment, Instruments and Components	10.67% (L + 7.00%)	2/24/2029	2,729,999	2,725,489	2,586,674	0.7%
Inmar, Inc. (7)	Professional Services	11.12% (L + 8.00%)	5/1/2025	5,000,000	5,006,062	4,825,000	1.3%
Ivanti Software, Inc.	Software	10.33% (L + 7.25%)	12/1/2028	3,000,000	3,011,695	2,254,995	0.6%
Magenta Buyer LLC	Software	11.37% (L + 8.25%)	5/3/2029	5,000,000	4,991,498	4,616,650	1.2%
Outcomes Group Holdings, Inc.	Healthcare Providers and Services	9.37% (S + CSA + 7.50%)	10/26/2026	1,500,000	1,478,655	1,440,000	0.4%
Peraton Corp.	Aerospace and Defense	10.57% (L + 7.75%)	2/26/2029	2,912,425	2,971,890	2,770,459	0.7%
Pretium PKG Holdings, Inc. (7)	Containers and Packaging	10.49% (L + 6.75%)	9/21/2029	2,000,000	1,982,084	1,710,000	0.5%
Quest Software US Holdings Inc.	Software	10.23% (S + CSA + 7.50%)	1/18/2030	3,000,000	2,958,479	1,809,375	0.5%
Vision Solutions, Inc.	IT Services	10.03% (L + 7.25%)	4/23/2029	3,500,000	3,507,648	2,956,415	0.8%
Total Second Lien Senior Secured				71,956,658	71,488,717	61,411,793	16.4%

Corporate Bonds
KOBE US Midco 2 Inc	Chemicals	9.25%	11/1/2026	1,900,000	1,883,686	1,501,000	0.4%
Total Corporate Bonds				1,900,000	1,883,686	1,501,000	0.4%

Total Debt Investments				1,043,125,788	$1,034,921,616	$943,169,493	252.2%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of September 30, 2022

(Unaudited)

		Interest	Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Rate	Date	Par	Cost(1)(6)	Value	of Net Assets
CLO Mezzanine(2)
522 Funding CLO 2020-6, Ltd. (4)	Structured Note	10.82% (L + 8.04%)	10/23/2034	2,800,000	2,722,361	2,257,755	0.6%
Barings CLO Ltd (4)	Structured Note	9.46% (L + 6.75%)	1/20/2028	2,000,000	1,931,866	1,746,470	0.5%
Carlyle US CLO 2020-2, Ltd (4)	Structured Note	11.31% (L + 8.53%)	1/25/2035	4,000,000	3,887,408	3,317,486	0.9%
Elmwood CLO III Ltd. (4)	Structured Note	10.45% (L + 7.74%)	10/20/2034	2,000,000	1,925,642	1,614,558	0.4%
GoldenTree Loan Management US 2020-7A (4)	Structured Note	10.46% (L + 7.75%)	4/20/2034	2,000,000	1,893,013	1,577,764	0.4%
GoldenTree Loan Management US 2021-10A (4)	Structured Note	10.50% (L + 7.79%)	7/20/2034	1,250,000	1,215,866	1,015,505	0.3%
GoldenTree Loan Management US 2021-9A (4)	Structured Note	9.46% (L + 6.75%)	1/20/2033	2,000,000	1,894,192	1,565,422	0.4%
Magnetite CLO, Ltd. 2015-16A (4)	Structured Note	9.24% (L + 6.50%)	1/18/2028	1,000,000	834,235	865,828	0.2%
Thayer Park CLO, Ltd. (4)	Structured Note	11.58% (L + 8.87%)	4/20/2034	1,300,000	1,261,667	1,082,463	0.3%
Total CLO Mezzanine				18,350,000	17,566,250	15,043,251	4.0%

CLO Equity
Ares CLO Ltd 2021-62A (4)	Structured Subordinated Note	NA	1/25/2034	5,000,000	4,228,782	3,846,042	1.1%
Babson CLO 2018-4A, Ltd. (4)	Structured Subordinated Note	NA	10/15/2030	4,000,000	1,856,928	1,783,055	0.5%
Dryden 86 CLO, Ltd. (4)	Structured Subordinated Note	NA	7/17/2030	6,000,000	4,395,442	3,693,348	1.0%
HPS Loan Management 12-2018, Ltd. (4)	Structured Subordinated Note	NA	7/18/2031	7,500,000	4,290,326	3,893,123	1.0%
Long Point Park CLO, Ltd. (4)	Structured Subordinated Note	NA	1/17/2030	6,358,000	3,885,110	2,994,394	0.8%
Signal Peak CLO, LLC (4)	Structured Subordinated Note	NA	10/26/2034	5,000,000	2,437,836	2,023,400	0.5%
Regatta XII Funding Ltd. (4)	Structured Subordinated Note	NA	10/15/2032	6,000,000	4,430,480	3,600,000	1.0%
Stratus CLO Series 2021-1A (4)	Structured Subordinated Note	NA	12/29/2029	2,000,000	1,559,868	1,186,274	0.3%
Total CLO Equity				41,858,000	27,084,772	23,019,636	6.2%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of September 30, 2022

(Unaudited)

				Number of		Fair	Percentage
				Shares	Cost	Value	of Net Assets
Equity Investments
Custom Truck One Source Inc (4)(5)	Commercial Services and Supplies	NA	NA	56,867	284,335	331,535	0.1%
Total Equity Investments				56,867	284,335	331,535	0.1%
Total Equity and Other Investments				60,264,867	$44,935,357	$38,394,422	10.3%

				Number of		Fair	Percentage
				Shares	Cost	Value	of Net Assets
Short-Term Investments
Fidelity Investments Money Market Government Portfolio - Institutional Class, 2.78% (9)				23,948,996	23,948,996	23,948,996	6.4%

Total Short-Term Investments				23,948,996	$23,948,996	$23,948,996	6.4%

Total Investments					$1,103,805,969	$1,005,512,911	268.9%
Liabilities in Excess of Other Assets						(631,604,144)	(168.9)%
Net Assets						$373,908,767	100.0%

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(2)	Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), SOFR + Credit Spread Adjustment (S+CSA), where the Credit Spread Adjustment is a defined additional spread amount based on the tenor of SOFR the borrower selects, or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. For the holdings as of September 30, 2022 that have S+CSA as the base rate, the CSA is 10bp for 1M SOFR, 15bp for 3M SOFR, and 25bp for 6M SOFR. For the avoidance of doubt, loan floors apply to S+CSA, not S.
(3)	As of September 30, 2022, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
(4)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2022, 14.8% of the Company’s total assets were in non-qualifying investments.
(5)	Investments or a portion of investments are unsettled as of September 30, 2022.
(6)	As of September 30, 2022, the tax cost of the Company’s investments approximates their amortized cost.
(7)	Security or portion thereof held within Palmer Square BDC Funding I, LLC (“PS BDC Funding”) and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Bank of America, N.A. (“BofA N.A.”) (see Note 6 to the consolidated financial statements).
(8)	Security or portion thereof held within Palmer Square BDC Funding II, LLC (“PS BDC Funding II”) and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Wells Fargo Bank, National Association (“WFB”) (see Note 6 to the consolidated financial statements).
(9)	7-day effective yield as of September 30, 2022.

(10)	Of the $1,131,993 commitment to Aveanna Healthcare LLC DDTL, $792,990 was unfunded as of September 30, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2021

		Interest	Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Rate	Date	Par	Cost(1)(6)	Value	of Net Assets
Debt Investments
First Lien Senior Secured(2)
AAdvantage Loyalty IP Ltd. (4)(7)	Airlines	5.50% (L + 4.75%)	4/20/2028	3,500,000	$3,466,993	$3,632,808	0.7%
AccentCare, Inc. (7)	Healthcare Providers and Services	4.18% (L + 4.00%)	6/22/2026	6,030,750	6,033,232	6,019,443	1.2%
Acrisure, LLC (7)	Insurance	3.63% (L + 3.50%)	2/12/2027	5,902,424	5,887,108	5,846,351	1.2%
Acrisure, LLC (7)	Insurance	4.75% (L + 4.25%)	2/15/2027	5,050,000	5,012,608	5,056,313	1.0%
AHP Health Partners, Inc. (7)	Healthcare Equipment and Supplies	4.00% (L + 3.50%)	8/4/2028	2,992,500	2,978,139	2,997,183	0.6%
AI Aqua Merger Sub, Inc., (5)(7)(8)	Food Products	4.50% (L + 4.00%)	6/16/2028	6,993,333	6,996,036	7,021,412	1.6%
Aimbridge Acquisition Co., Inc. (7)	Hotels, Restaurants and Leisure	3.84% (L + 3.75%)	2/2/2026	4,987,245	4,873,305	4,887,500	1.1%
Air Methods Corporation (7)	Aerospace and Defense	4.50% (L + 3.50%)	4/12/2024	4,973,958	4,912,811	4,737,695	1.0%
Alliant Holdings Intermediate LLC (7)	Insurance	4.00% (L + 3.50%)	11/5/2027	5,985,000	5,977,585	5,986,077	1.3%
Allied Universal Holdco LLC (7)	Professional Services	4.25% (L + 3.75%)	4/7/2028	6,982,500	6,976,936	6,968,570	1.5%
Alterra Mountain Company (7)	Hotels, Restaurants and Leisure	4.00% (L + 3.50%)	8/31/2028	1,992,263	1,979,085	1,992,263	0.4%
Amentum Government Services Holdings LLC (7)	Aerospace and Defense	3.60% (L + 3.50%)	2/26/2027	4,432,500	4,208,252	4,375,720	1.0%
Amentum Government Services Holdings LLC (7)	Aerospace and Defense	5.50% (L + 4.75%)	1/29/2027	1,488,750	1,463,719	1,491,541	0.3%
American Airlines, Inc. (4)(7)	Airlines	2.11% (L + 2.00%)	12/15/2023	1,979,167	1,934,458	1,943,403	0.4%
American Airlines, Inc. (4)(7)	Airlines	1.85% (L + 1.75%)	6/27/2025	2,000,000	1,900,671	1,901,250	0.4%
American Rock Salt Company LLC (7)	Metals and Mining	4.75% (L + 4.00%)	6/9/2028	4,975,000	4,963,324	4,968,781	1.1%
Amynta Agency Borrower, Inc. (7)	Insurance	4.60% (L + 4.50%)	2/28/2025	8,929,545	8,774,227	8,912,847	2.0%
AP Gaming I, LLC (7)	Hotels, Restaurants and Leisure	4.50% (L + 3.50%)	2/15/2024	6,831,409	6,817,784	6,803,639	1.5%
Applovin Corporation (4)(7)	Software	3.50% (L + 3.00%)	10/20/2028	2,493,750	2,487,556	2,492,964	0.6%
Aptean Inc (5)(7)(8)	Software	4.35% (L + 4.25%)	4/23/2026	7,886,443	7,889,119	7,865,505	1.7%
AQA Acquisition Holding, Inc. (7)	Software	4.75% (L + 4.25%)	11/19/2027	2,985,000	2,971,382	2,988,119	0.7%
ARC Falcon I Inc. (7)	Chemicals	4.25% (L + 3.75%)	8/31/2028	4,363,057	4,338,582	4,363,232	1.0%
Arches Buyer Inc. (7)	Leisure Products	3.75% (L + 3.25%)	12/6/2027	4,950,000	4,906,378	4,923,419	1.1%
Aristocrat International PTY Ltd (4)(5)(7)(8)	Hotels, Restaurants and Leisure	4.75% (L + 3.75%)	10/31/2024	4,949,874	4,923,279	4,979,276	1.1%
Aruba Investments Holdings, LLC (7)	Chemicals	4.75% (L + 4.00%)	10/28/2027	1,488,769	1,476,015	1,492,491	0.3%
Ascend Learning, LLC (5)(7)	Professional Services	4.00% (L + 3.50%)	11/18/2028	7,500,000	7,462,500	7,498,463	1.7%
AssuredPartners, Inc. (7)	Insurance	4.00% (L + 3.50%)	2/12/2027	6,461,337	6,451,803	6,460,336	1.4%
Athenahealth, Inc. (7)	Healthcare Equipment and Supplies	4.40% (L + 4.25%)	2/11/2026	5,272,356	5,244,158	5,279,606	1.2%
Autokiniton US Holdings, Inc. (7)(8)	Auto Components	5.00% (L + 4.50%)	3/27/2028	8,216,855	8,226,508	8,239,739	1.8%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2021

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal/ Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
Avaya Inc. (4)(7)	Diversified Telecommunication Services	4.11% (L + 4.00%)	12/15/2027	1,600,000	1,600,000	1,601,304	0.4%
Avaya Inc. (4)(5)(7)	Diversified Telecommunication Services	4.36% (L + 4.25%)	12/15/2027	4,939,059	4,800,270	4,960,174	1.1%
Aveanna Healthcare LLC (4)(7)	Healthcare Providers and Services	4.25% (L + 3.75%)	6/30/2028	3,237,170	3,232,811	3,225,054	0.7%
Azalea TopCo, Inc. (7)	Healthcare Technology	3.63% (L + 3.50%)	7/23/2026	3,922,262	3,885,223	3,910,005	0.9%
Barracuda Networks, Inc. (7)	IT Services	4.50% (L + 3.75%)	1/10/2025	3,979,022	3,978,706	3,996,430	0.9%
BCP Raptor, LLC (5)(7)	Oil, Gas and Consumable Fuels	5.25% (L + 4.25%)	6/7/2024	5,968,265	5,915,310	5,970,354	1.3%
BCP Renaissance Parent L.L.C. (5)(7)	Oil, Gas and Consumable Fuels	4.50% (L + 3.50%)	10/31/2024	7,648,566	7,629,890	7,642,600	1.7%
Belfor Holdings Inc. (7)	Commercial Services and Supplies	3.85% (L + 3.75%)	3/31/2026	2,945,882	2,837,141	2,953,247	0.7%
Boxer Parent Company, Inc. (7)	Software	3.88% (L + 3.75%)	10/2/2025	2,992,266	2,713,403	2,977,304	0.7%
Caesars Resort Collection, LLC (4)(7)	Hotels, Restaurants and Leisure	3.60% (L + 3.50%)	7/31/2025	2,962,500	2,895,715	2,968,425	0.7%
Castle US Holding Corporation (8)	Professional Services	3.88% (L + 3.75%)	1/27/2027	1,991,579	1,981,844	1,976,642	0.4%
Castle US Holding Corporation (8)	Professional Services	4.75% (L + 4.00%)	1/31/2027	2,981,250	2,926,408	2,978,761	0.7%
CCI Buyer, Inc. (5)(7)(8)	Wireless Telecommunication Services	4.50% (L + 3.75%)	12/31/2027	6,864,444	6,856,831	6,880,369	1.5%
CCS-CMGC Holdings, Inc. (7)	Healthcare Providers and Services	5.63% (L + 5.50%)	10/1/2025	5,411,500	5,342,101	5,349,781	1.2%
CHG Healthcare Services, Inc (7)	Healthcare Providers and Services	4.00% (L + 3.50%)	9/22/2028	7,980,000	7,941,694	7,990,973	1.8%
Connectwise LLC (7)	IT Services	4.00% (L + 3.50%)	9/29/2028	8,000,000	7,986,895	7,991,440	1.8%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2021

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal/ Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
Consolidated Communications, Inc. (4)(7)	Diversified Telecommunication Services	4.25% (L + 3.50%)	10/2/2027	1,428,009	1,409,815	1,427,788	0.3%
ConvergeOne Holdings Corp. (7)(8)	IT Services	5.10% (L + 5.00%)	3/31/2026	9,941,326	9,736,805	9,758,058	2.2%
Corelogic, Inc. (7)	Internet Software and Services	4.00% (L + 3.50%)	4/14/2028	7,980,000	7,973,450	7,983,990	1.8%
CP Atlas Buyer, Inc (7)	Building Products	4.25% (L + 3.75%)	11/23/2027	4,962,827	4,921,475	4,947,939	1.1%
Creation Technologies, Inc. (8)	Electronic Equipment, Instruments and Components	6.00% (L + 5.50%)	9/14/2028	5,000,000	4,927,276	4,968,750	1.1%
Curia Global, Inc. (7)	Healthcare Providers and Services	4.50% (L + 3.75%)	8/30/2026	4,899,295	4,880,965	4,911,543	1.1%
DCert Buyer, Inc. (7)	IT Services	4.10% (L + 4.00%)	8/7/2026	7,916,022	7,916,047	7,911,075	1.7%
Deerfield Dakota Holding, LLC (7)	Diversified Financial Services	4.75% (L + 3.75%)	2/25/2027	4,925,000	4,862,889	4,936,943	1.1%
Delek US Holdings, Inc. (4)(7)	Oil, Gas and Consumable Fuels	6.50% (L + 5.50%)	3/31/2025	2,358,000	2,239,637	2,366,253	0.5%
Delta Topco, Inc. (7)	IT Services	4.50% (L + 3.75%)	10/29/2027	6,972,481	6,966,632	6,988,692	1.5%
Digi International Inc. (5)(8)	Technology Hardware, Storage and Peripherals	5.50% (L + 5.00%)	12/22/2028	6,250,000	6,125,000	6,199,219	1.4%
DIRECTV Financing, LLC (7)	Media	5.75% (L + 5.00%)	8/2/2027	5,865,000	5,816,327	5,877,962	1.3%
Dotdash Meredith, Inc. (7)	Media	4.50% (C + SCA + 4.00%)	11/23/2028	10,000,000	9,991,795	10,018,750	2.2%
EAB Global, Inc. (7)	Professional Services	4.00% (L + 3.50%)	6/28/2028	5,000,000	4,975,872	4,979,175	1.1%
ECI Software Solutions, Inc. (7)	Software	4.50% (L + 3.75%)	9/30/2027	6,934,975	6,907,467	6,946,903	1.5%
ECL Entertainment, LLC (8)	Hotels, Restaurants and Leisure	8.25% (L + 7.50%)	3/31/2028	1,990,000	2,033,092	2,029,800	0.4%
EFS Cogen Holdings I LLC (5)(7)(8)	Independent Power and Renewable Electricity Producers	4.50% (L + 3.50%)	10/29/2027	7,700,229	7,708,062	7,603,977	1.7%
Endurance International Group, Inc. (7)	Professional Services	4.25% (L + 3.50%)	2/10/2028	3,233,750	3,219,247	3,211,017	0.7%
Ensemble RCM, LLC (7)	Healthcare Technology	3.88% (L + 3.75%)	7/24/2026	5,748,280	5,659,044	5,753,654	1.3%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2021

		Interest	Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Rate	Date	Par	Cost(1)(6)	Value	of Net Assets
Enterprise Development Authority (8)	Hotels, Restaurants and Leisure	5.00% (L + 4.25%)	2/18/2028	1,974,359	1,974,359	1,975,188	0.4%
Epicor Software Corporation (7)	Software	4.00% (L + 3.25%)	6/1/2022	3,950,000	3,930,702	3,952,034	0.9%
Excelitas Technologies Corp. (7)	Industrial Conglomerates	4.50% (L + 3.50%)	12/2/2024	1,989,637	1,989,637	1,999,585	0.4%
Filtration Group Corporation (7)	Industrial Conglomerates	4.00% (L + 3.50%)	10/20/2028	3,990,000	3,980,185	3,990,838	0.9%
Flexera Software LLC (7)(8)	Software	4.50% (L + 3.75%)	1/26/2028	8,959,368	8,935,714	8,976,794	2.0%
Generation Bridge Acquisition, LLC (5)(8)	Electric Utilities	5.75% (L + 5.00%)	8/6/2028	196,262	196,262	197,243	0.0%
Generation Bridge Acquisition, LLC (5)(8)	Electric Utilities	5.75% (L + 5.00%)	8/6/2028	2,803,738	2,803,738	2,817,757	0.6%
Getty Images, Inc. (7)(8)	Media	4.63% (L + 4.50%)	2/13/2026	7,961,137	7,984,386	7,982,711	1.8%
GFL Environmental Inc. (4)(7)	Commercial Services and Supplies	3.50% (L + 3.00%)	5/30/2025	2,596,036	2,521,808	2,605,771	0.6%
Global Medical Response, Inc. (7)	Healthcare Providers and Services	5.25% (L + 4.25%)	9/24/2025	8,938,653	8,882,000	8,914,071	2.0%
Grab Holdings Inc (4)(5)(7)	IT Services	5.50% (L + 4.50%)	2/27/2026	4,962,488	5,027,425	4,989,359	1.1%
Great Outdoors Group, LLC (7)	Specialty Retail	4.50% (L + 3.75%)	3/6/2028	7,078,634	7,045,910	7,095,587	1.6%
Grinding Media Inc. (8)	Metals and Mining	4.75% (L + 4.00%)	9/21/2028	4,987,500	4,963,517	4,990,617	1.1%
HAH Group Holding Company LLC (7)	Healthcare Providers and Services	6.00% (L + 5.00%)	10/20/2027	3,525,086	3,479,561	3,526,549	0.8%
HAH Group Holding Company LLC (7)	Healthcare Providers and Services	6.00% (L + 5.00%)	10/22/2027	446,034	440,286	446,220	0.1%
Hamilton Projects Acquiror LLC (7)(8)	Independent Power and Renewable Electricity Producers	5.50% (L + 4.50%)	6/11/2027	9,794,600	9,741,768	9,807,872	2.2%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2021

		Interest	Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Rate	Date	Par	Cost(1)(6)	Value	of Net Assets
Harbor Freight Tools USA, Inc. (7)	Specialty Retail	3.25% (L + 2.75%)	10/19/2027	3,465,000	3,435,680	3,462,176	0.8%
Help/Systems Holdings, Inc. (7)	Software	4.75% (L + 4.00%)	11/19/2026	6,919,736	6,874,074	6,909,633	1.5%
HUB International Limited (7)	Insurance	4.00% (L + 3.25%)	4/25/2025	3,940,125	3,892,565	3,944,834	0.9%
Hyland Software, Inc. (7)	Software	4.25% (L + 3.50%)	7/1/2024	4,956,580	4,955,729	4,981,363	1.1%
Hyperion Refinance S.a.r.l. (4)(7)	Insurance	4.00% (L + 3.25%)	11/12/2027	6,162,429	6,103,569	6,143,171	1.4%
Idera, Inc. (7)	IT Services	4.50% (L + 3.75%)	6/28/2028	9,899,189	9,852,953	9,903,841	2.2%
IMA Financial Group, Inc. (8)	Insurance	4.25% (L + 3.75%)	10/16/2028	5,000,000	4,975,043	4,991,650	1.1%
Infinite Bidco LLC (7)	Electronic Equipment, Instruments and Components	4.25% (L + 3.75%)	3/2/2028	4,975,000	4,956,124	4,967,239	1.1%
Inmar, Inc. (7)(8)	Professional Services	5.00% (L + 4.00%)	5/1/2024	7,925,407	7,891,920	7,929,568	1.8%
IRB Holding Corporation (7)	Hotels, Restaurants and Leisure	4.25% (L + 3.25%)	11/19/2027	6,952,443	6,947,309	6,962,212	1.5%
Ivanti Software, Inc. (7)	Software	4.75% (L + 4.00%)	12/1/2027	992,500	990,203	988,987	0.2%
Ivanti Software, Inc. (5)(7)	Software	5.00% (L + 4.25%)	12/1/2027	6,975,000	6,921,420	6,994,600	1.5%
Jack Ohio Finance LLC (8)	Hotels, Restaurants and Leisure	5.50% (L + 4.75%)	10/31/2028	5,000,000	5,002,417	4,996,900	1.1%
Kestrel Acquisition LLC (7)	Independent Power and Renewable Electricity Producers	5.25% (L + 4.25%)	5/2/2025	6,914,055	6,212,084	6,347,967	1.4%
Kleopatra Finco S.a.r.l (4)(7)	Containers and Packaging	5.25% (L + 4.75%)	2/4/2026	1,985,000	1,976,611	1,937,856	0.4%
Landry’s Finance Acquisition Co	Hotels, Restaurants and Leisure	13.00% (L + 12.00%)	10/4/2023	18,875	18,450	20,291	0.0%
LBM Acquisition LLC (5)(7)(8)	Building Products	4.50% (L + 3.75%)	12/31/2027	5,472,028	5,436,335	5,431,425	1.2%
Life Time, Inc. (4)(7)	Hotels, Restaurants and Leisure	5.75% (L + 4.75%)	12/10/2024	1,451,838	1,451,195	1,463,337	0.3%
Lifescan Global Corporation (5)(7)	Healthcare Equipment and Supplies	6.13% (L + 6.00%)	10/1/2024	6,744,535	6,702,882	6,607,857	1.5%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2021

		Interest	Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Rate	Date	Par	Cost(1)(6)	Value	of Net Assets
Lightstone Holdco, LLC	Independent Power and Renewable Electricity Producers	4.75% (L + 3.75%)	1/30/2024	1,609,237	1,379,571	1,367,304	0.3%
Lightstone Holdco, LLC	Independent Power and Renewable Electricity Producers	4.75% (L + 3.75%)	1/30/2024	90,763	77,809	77,118	0.0%
Lions Gate Capital Holdings LLC (4)(7)	Media	2.35% (L + 2.25%)	3/19/2025	976,423	951,495	971,136	0.2%
LogMeIn, Inc. (7)	IT Services	4.86% (L + 4.75%)	8/31/2027	6,444,950	6,365,479	6,418,074	1.4%
Lucid Energy Group II Borrower, LLC (7)	Oil, Gas and Consumable Fuels	5.00% (L + 4.25%)	11/22/2028	7,000,000	6,930,663	6,926,500	1.5%
Magenta Buyer LLC (7)	Software	5.75% (L + 5.00%)	5/3/2028	5,486,250	5,436,630	5,480,243	1.2%
McAfee, LLC (4)(7)	Software	3.84% (L + 3.75%)	9/30/2024	3,040,646	3,031,471	3,046,910	0.7%
Medical Solutions L.L.C. (8)	Healthcare Providers and Services	4.00% (L + 3.50%)	10/6/2028	4,200,000	4,175,369	4,200,900	0.9%
MetroNet Systems Holdings, LLC (7)(8)	Diversified Telecommunication Services	4.50% (L + 3.75%)	5/26/2028	4,975,031	4,969,084	4,983,738	1.1%
Michael Baker International, LLC (8)	Construction and Engineering	5.75% (L + 5.00%)	11/2/2028	6,250,000	6,187,892	6,312,500	1.4%
Micro Holding Corp. (7)	IT Services	4.75% (L + 3.75%)	9/13/2024	9,962,265	9,905,089	9,995,490	2.2%
Midwest Veterinary Partners, LLC (5)(7)	Healthcare Providers and Services	4.75% (L + 4.00%)	4/27/2028	9,987,500	9,888,421	9,962,531	2.2%
Milano Acquisition Corporation (7)	Healthcare Providers and Services	4.75% (L + 4.00%)	8/31/2027	4,953,722	4,905,503	4,972,917	1.1%
Minotaur Acquisition, Inc. (7)(8)	Diversified Financial Services	4.84% (L + 4.75%)	3/27/2026	9,060,468	9,048,923	9,026,491	2.0%
Mitchell International, Inc. (7)	Professional Services	4.25% (L + 3.75%)	10/16/2028	10,000,000	9,926,431	9,956,250	2.2%
MLN US HoldCo LLC (7)	Diversified Telecommunication Services	4.60% (L + 4.50%)	12/31/2025	4,069,042	3,993,846	3,942,352	0.9%
Moneygram International, Inc. (4)(7)	Diversified Consumer Services	5.00% (L + 4.50%)	7/21/2026	7,200,000	7,175,766	7,211,268	1.6%
National Mentor Holdings, Inc. (7)	Healthcare Providers and Services	4.50% (L + 3.75%)	2/18/2028	9,227,133	9,201,152	9,136,594	2.0%
National Mentor Holdings, Inc. (7)	Healthcare Providers and Services	4.50% (L + 3.75%)	2/18/2028	291,993	291,126	289,256	0.1%
Navicure, Inc. (7)	Healthcare Technology	4.10% (L + 4.00%)	10/22/2026	4,673,381	4,675,564	4,675,320	1.0%
Nexus Buyer LLC (7)	Professional Services	3.85% (L + 3.75%)	10/30/2026	6,996,379	6,924,176	6,973,886	1.5%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2021

		Interest	Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Rate	Date	Par	Cost(1)(6)	Value	of Net Assets
NMSC Holdings, Inc. (7)	Healthcare Providers and Services	6.00% (L + 5.00%)	4/19/2023	8,442,209	8,421,850	8,444,319	1.9%
NorthStar Group Services, Inc. (5)(7)(8)	Commercial Services and Supplies	6.50% (L + 5.50%)	11/9/2026	8,879,759	8,843,367	8,910,306	2.0%
NSM Top Holdings Corp. (7)	Healthcare Equipment and Supplies	5.35% (L + 5.25%)	11/12/2026	4,987,277	4,962,950	4,987,277	1.1%
OneDigital Borrower LLC (7)	Insurance	4.75% (C + SCA + 4.25%)	11/16/2027	9,970,938	9,852,427	9,964,706	2.2%
Orchid Merger Sub II, LLC (5)(7)	Software	5.25% (L + 4.75%)	5/12/2027	3,500,000	3,290,000	3,360,000	0.7%
Oregon Clean Energy, LLC (7)	Independent Power and Renewable Electricity Producers	4.75% (L + 3.75%)	3/2/2026	4,887,891	4,779,206	4,503,850	1.0%
Pactiv Evergreen Group Holdings Inc. (4)(7)	Containers and Packaging	4.00% (L + 3.50%)	9/22/2028	2,992,500	2,978,041	2,992,500	0.7%
Padagis LLC (7)	Pharmaceuticals	5.25% (L + 4.75%)	7/31/2028	6,588,235	6,550,008	6,567,647	1.5%
Pathway Vet Alliance LLC (7)	Healthcare Providers and Services	3.85% (L + 3.75%)	3/31/2027	4,941,089	4,876,527	4,931,824	1.1%
PECF USS Intermediate Holding III Corporation (5)(8)	Professional Services	4.75% (L + 4.25%)	11/6/2028	5,000,000	4,987,500	5,011,625	1.1%
Peraton Corp. (7)(8)	IT Services	4.50% (L + 3.75%)	2/1/2028	8,952,437	8,951,088	8,971,595	2.0%
PetVet Care Centers, LLC (7)	Healthcare Providers and Services	4.25% (L + 3.50%)	2/14/2025	6,938,175	6,923,597	6,945,980	1.5%
Phoenix Guarantor Inc. (7)	Healthcare Providers and Services	3.60% (L + 3.50%)	3/5/2026	4,950,094	4,910,625	4,936,481	1.1%
PODS, LLC (7)	Road and Rail	3.75% (L + 3.00%)	3/31/2028	1,985,025	1,975,873	1,980,747	0.4%
PQ Performance Chemicals (7)	Chemicals	4.25% (L + 3.50%)	4/28/2028	5,000,000	4,997,651	5,012,500	1.1%
Prairie ECI Acquiror LP (7)	Oil, Gas and Consumable Fuels	4.85% (L + 4.75%)	3/11/2026	7,182,326	6,969,074	6,962,870	1.5%
Presidio Holdings, Inc. (7)	Professional Services	3.61% (L + 3.50%)	1/31/2027	2,364,000	2,334,043	2,366,222	0.5%
Pretium PKG Holdings, Inc. (8)	Containers and Packaging	4.50% (L + 4.00%)	9/22/2028	5,000,000	4,976,019	4,997,200	1.1%
Prime Security Services Borrower, LLC (4)(7)	Diversified Consumer Services	3.50% (L + 2.75%)	5/2/2022	1,782,584	1,771,416	1,782,985	0.4%
Project Alpha Intermediate Holding, Inc. (7)	Software	4.11% (L + 4.00%)	4/26/2024	5,916,866	5,897,864	5,933,522	1.3%
Project Boost Purchaser, LLC (7)	Professional Services	4.00% (L + 3.50%)	6/1/2026	5,970,000	5,955,902	5,977,463	1.3%
Proofpoint, Inc. (7)	IT Services	3.75% (L + 3.25%)	6/9/2028	5,000,000	4,976,654	4,987,125	1.1%
PS Holdco, LLC (8)	Road and Rail	5.00% (L + 4.25%)	10/31/2028	4,987,500	4,963,067	4,996,852	1.1%
PT Intermediate Holdings III LLC (8)	Machinery	6.25% (L + 5.50%)	10/15/2025	2,320,000	2,296,800	2,308,400	0.5%
PT Intermediate Holdings III LLC (8)	Machinery	6.25% (L + 5.50%)	11/1/2028	1,536,150	1,520,799	1,528,469	0.3%
Quest Software US Holdings Inc (7)	Software	4.38% (L + 4.25%)	5/16/2025	6,934,002	6,926,135	6,936,637	1.5%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2021

		Interest	Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Rate	Date	Par	Cost(1)(6)	Value	of Net Assets
Radiate Holdco, LLC (7)	Media	4.00% (L + 3.25%)	9/25/2026	3,000,000	2,992,599	2,993,760	0.7%
Radiology Partners, Inc. (7)	Healthcare Providers and Services	4.35% (L + 4.25%)	7/9/2025	6,000,000	5,991,169	5,924,190	1.3%
RC Buyer, Inc. (7)	Auto Components	4.25% (L + 3.50%)	7/28/2028	2,094,750	2,089,576	2,093,450	0.5%
RealPage, Inc. (5)(7)	Real Estate Management and Development	3.75% (L + 3.25%)	2/18/2028	6,982,500	6,971,036	6,970,525	1.5%
Red Planet Borrower, LLC (7)	Internet Software and Services	4.25% (L + 3.75%)	10/2/2028	7,980,000	7,940,911	7,948,080	1.8%
Redstone Holdco 2 LP (7)(8)	IT Services	5.50% (L + 4.75%)	4/14/2028	7,980,000	7,924,198	7,645,838	1.7%
RegionalCare Hospital Partners Holdings, Inc. (5)(7)	Healthcare Providers and Services	3.85% (L + 3.75%)	11/14/2025	5,028,873	5,019,995	5,031,363	1.1%
Rocket Software, Inc. (7)	Software	4.75% (L + 4.25%)	11/28/2025	4,982,481	4,956,315	4,983,104	1.1%
Rodan & Fields, LLC (7)	Textiles, Apparel and Luxury Goods	4.11% (L + 4.00%)	6/16/2025	1,732,051	1,524,775	974,279	0.2%
Rohm Holding GMBH (4)(7)(8)	Chemicals	4.90% (L + 4.75%)	7/31/2026	8,936,606	8,917,170	8,940,314	2.0%
RSC Acquisition, Inc. (8)	Insurance	6.25% (L + 5.50%)	10/30/2026	1,731,928	1,714,630	1,729,763	0.4%
RSC Acquisition, Inc. (8)(10)	Insurance	6.25% (L + 5.50%)	10/30/2026	527,108	489,464	522,402	0.1%
RSC Acquisition, Inc. (8)	Insurance	6.25% (L + 5.50%)	9/30/2026	753,012	745,646	752,070	0.2%
Runner Buyer Inc. (8)	Household Durables	6.25% (L + 5.50%)	10/20/2028	5,000,000	4,950,645	4,950,000	1.1%
Ryan Specialty Group LLC (4)(7)	Insurance	3.75% (L + 3.00%)	9/1/2027	1,975,000	1,962,730	1,978,209	0.4%
Sabert Corporation (7)(8)	Containers and Packaging	5.50% (L + 4.50%)	11/26/2026	7,122,923	7,125,462	7,131,862	1.6%
Severin Acquisition, LLC (7)	Diversified Consumer Services	3.10% (L + 3.00%)	8/31/2025	3,721	3,599	3,708	0.0%
Shearer’s Foods, LLC (7)	Food Products	4.25% (L + 3.50%)	9/23/2027	1,691,137	1,680,722	1,688,312	0.4%
Sophia, L.P. (7)	Software	4.25% (L + 3.50%)	10/7/2027	4,950,094	4,918,451	4,954,425	1.1%
Sotera Health Holdings, LLC (7)	Healthcare Equipment and Supplies	3.25% (L + 2.75%)	12/11/2026	4,000,000	4,000,000	3,990,620	0.9%
Sovos Compliance, LLC (8)	Software	5.00% (L + 4.50%)	7/28/2028	3,410,959	3,402,432	3,426,279	0.8%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2021

		Interest	Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Rate	Date	Par	Cost(1)(6)	Value	of Net Assets
Specialty Building Products Holdings, LLC (5)(7)(8)	Building Products	4.25% (L + 3.75%)	10/5/2028	10,000,000	10,016,507	9,986,537	2.2%
Springer Nature Deutschland GmbH (4)(7)	Media	3.75% (L + 3.00%)	8/14/2026	2,086,931	2,082,809	2,091,167	0.5%
Summer BC Holdco B LLC (4)(8)	Media	5.25% (L + 4.50%)	12/4/2026	4,987,500	4,993,734	4,990,617	1.1%
Surf Holdings, LLC (7)	IT Services	3.69% (L + 3.50%)	1/15/2027	1,970,012	1,881,892	1,957,700	0.4%
Surgery Center Holdings, Inc. (7)	Healthcare Providers and Services	4.50% (L + 3.75%)	9/3/2026	4,714,375	4,692,584	4,718,807	1.0%
Talen Energy Supply, LLC (7)	Independent Power and Renewable Electricity Producers	3.85% (L + 3.75%)	6/26/2026	3,866,834	3,675,471	3,450,086	0.8%
Tecta America Corp. (7)(8)	Construction and Engineering	5.00% (L + 4.25%)	4/6/2028	6,172,249	6,180,294	6,183,822	1.4%
The Edelman Financial Engines Centre, LLC (7)	Diversified Financial Services	4.25% (L + 3.50%)	4/7/2028	7,939,714	7,850,378	7,945,193	1.8%
Thryv, Inc. (4)(7)	Professional Services	9.50% (L + 8.50%)	2/18/2026	6,011,096	6,022,690	6,116,290	1.4%
TIBCO Software Inc (7)	Software	3.85% (L + 3.75%)	6/30/2026	2,955,000	2,948,675	2,936,530	0.6%
Tidal Power Holdings, LLC (4)(7)	Independent Power and Renewable Electricity Producers	4.75% (L + 3.75%)	4/1/2027	4,252,248	4,229,645	4,300,086	0.9%
Tiger Acquisition, LLC (7)	Industrial Conglomerates	3.75% (L + 3.25%)	5/19/2028	2,992,500	2,981,347	2,978,076	0.7%
Titan US Finco, LLC (4)(8)	Media	4.50% (L + 4.00%)	10/6/2028	6,000,000	5,985,062	5,994,990	1.3%
Torrid, LLC (4)(8)	Specialty Retail	6.25% (L + 5.50%)	5/19/2028	2,000,000	2,022,001	2,017,500	0.4%
Tory Burch LLC (7)	Specialty Retail	3.50% (L + 3.00%)	4/14/2028	1,990,000	1,971,658	1,990,000	0.4%
Tosca Services, LLC (7)	Containers and Packaging	4.25% (L + 3.50%)	8/18/2027	2,970,000	2,957,856	2,968,159	0.7%
Traverse Midstream Partners LLC (7)	Oil, Gas and Consumable Fuels	5.25% (C + SCA + 4.25%)	9/27/2024	5,673,975	5,385,313	5,659,819	1.2%
Triton Water Holdings, Inc. (7)	Food Products	4.00% (L + 3.50%)	3/31/2028	4,975,001	4,958,709	4,928,360	1.1%
Truck Hero, Inc. (7)	Auto Components	4.00% (L + 3.25%)	1/20/2028	7,051,725	7,041,693	7,028,066	1.6%
U.S. Renal Care, Inc. (7)(8)	Healthcare Providers and Services	5.13% (L + 5.00%)	6/26/2026	8,911,817	8,759,285	8,690,180	1.9%
U.S. Renal Care, Inc. (7)	Healthcare Providers and Services	6.50% (L + 5.50%)	6/26/2026	498,750	492,009	490,022	0.1%
U.S. Silica Company (4)(7)	Metals and Mining	5.00% (L + 4.00%)	4/25/2025	7,945,544	7,762,054	7,786,633	1.7%
Ultimate Software Group, The (7)	Software	3.85% (L + 3.75%)	4/8/2026	4,411,006	4,392,996	4,403,727	1.0%
United Airlines, Inc. (4)(7)	Airlines	4.50% (L + 3.75%)	4/21/2028	7,967,400	8,034,531	8,014,009	1.8%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2021

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
Univision Communications Inc. (7)	Media	4.00% (L + 3.25%)	3/13/2026	4,121,311	4,008,960	4,135,798	0.9%
US Radiology Specialists, Inc. (5)(7)	Healthcare Providers and Services	6.00% (L + 5.25%)	12/10/2027	8,970,000	8,862,961	8,976,997	2.0%
VeriFone Systems, Inc. (7)	Commercial Services and Supplies	4.18% (L + 4.00%)	8/20/2025	2,976,982	2,936,772	2,930,095	0.6%
Verscend Holding Corp. (7)	Healthcare Technology	4.10% (L + 4.00%)	8/27/2025	6,126,073	6,110,295	6,132,199	1.4%
Vision Solutions, Inc. (7)	IT Services	4.75% (L + 4.00%)	4/24/2028	9,975,000	9,944,077	9,975,000	2.2%
Watlow Electric Manufacturing Company (5)(7)	Electrical Equipment	4.25% (L + 3.75%)	3/2/2028	5,101,525	5,115,092	5,103,132	1.1%
Whatabrands LLC (7)	Hotels, Restaurants and Leisure	3.75% (L + 3.25%)	7/21/2028	2,400,000	2,388,461	2,394,948	0.5%
White Cap Buyer LLC (5)(7)(8)	Building Products	4.50% (L + 4.00%)	10/8/2027	6,959,924	6,949,443	6,974,923	1.5%
Wilsonart LLC (7)(8)	Building Products	4.50% (L + 3.50%)	12/18/2026	7,949,623	7,945,181	7,958,765	1.8%
Zelis Cost Management Buyer, Inc. (7)	Healthcare Technology	3.60% (L + 3.50%)	9/30/2026	4,792,714	4,784,986	4,767,408	1.1%
Total First Lien Senior Secured				1,012,130,228	$1,003,839,402	$1,007,407,474	222.4%

Second Lien Senior Secured(2)
Almonde, Inc. (5)	Software	8.25% (L + 7.25%)	4/28/2025	3,000,000	3,003,750	3,000,345	0.7%
ARC Falcon I Inc. (7)	Chemicals	7.50% (L + 7.00%)	9/24/2029	2,000,000	1,980,393	1,980,000	0.4%
Artera Services, LLC (7)	Construction and Engineering	8.25% (L + 7.25%)	3/6/2026	7,810,000	7,423,359	7,731,900	1.7%
Aruba Investments, Inc. (7)	Chemicals	8.50% (L + 7.75%)	10/27/2028	2,350,000	2,316,709	2,373,500	0.5%
Asurion, LLC (5)(7)	Insurance	5.35% (L + 5.25%)	1/19/2029	6,000,000	5,960,590	5,983,140	1.3%
Curium BidCo S.a r.l. (4)(5)	Pharmaceuticals	8.50% (L + 7.75%)	10/27/2028	3,000,000	3,052,500	3,033,750	0.7%
DCert Buyer, Inc. (7)	IT Services	7.10% (L + 7.00%)	2/19/2029	1,500,000	1,496,858	1,506,248	0.3%
Energy Acquisition LP (5)	Electrical Equipment	8.50% (L + 8.50%)	6/25/2026	2,812,400	2,720,196	2,624,320	0.6%
Epicor Software Corporation (5)(7)	Software	8.75% (L + 7.75%)	7/31/2028	3,000,000	3,041,862	3,077,505	0.7%
Help/Systems Holdings, Inc.	Software	7.50% (L + 6.75%)	11/19/2027	3,656,217	3,665,199	3,657,752	0.8%
Idera, Inc.	IT Services	7.50% (L + 6.75%)	2/5/2029	3,000,000	3,029,512	3,007,500	0.7%
Infinite Bidco LLC (5)(7)	Electronic Equipment, Instruments and Components	7.50% (L + 7.00%)	2/24/2029	2,743,333	2,738,086	2,760,479	0.6%
Inmar, Inc. (7)	Professional Services	9.00% (L + 8.00%)	5/1/2025	5,000,000	5,007,347	5,012,500	1.1%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2021

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
Ivanti Software, Inc. (5)	Software	7.75% (L + 7.25%)	12/1/2028	2,000,000	2,000,000	2,005,010	0.4%
Magenta Buyer LLC	Software	9.00% (L + 8.25%)	5/3/2029	3,000,000	2,985,021	2,987,820	0.7%
Peraton Corp.	IT Services	8.50% (L + 7.75%)	2/26/2029	3,000,000	3,066,820	3,048,750	0.7%
Pretium PKG Holdings, Inc. (7)	Containers and Packaging	7.25% (L + 6.75%)	9/21/2029	2,000,000	1,980,887	1,998,750	0.4%
Quest Software US Holdings Inc (7)	Software	8.38% (L + 8.25%)	5/18/2026	3,347,000	3,331,490	3,351,535	0.7%
TIBCO Software Inc (5)	Software	7.35% (L + 7.25%)	2/28/2028	2,500,000	2,509,375	2,513,013	0.6%
Vision Solutions, Inc.	IT Services	8.00% (L + 7.25%)	4/23/2029	3,000,000	3,007,499	3,004,695	0.7%
Total Second Lien Senior Secured				64,718,950	64,317,453	64,658,512	14.3%

Corporate Bonds
Diebold Inc (4)	Diversified Consumer Services	8.50%	4/15/2024	1,000,000	1,002,202	1,000,071	0.3%
KOBE US Midco 2 Inc	Chemicals	9.25%	11/1/2026	1,900,000	1,881,394	1,947,500	0.4%
Total Corporate Bonds				2,900,000	2,883,596	2,947,571	0.7%

Convertible Bonds
Dish Network Corp (4)	Media	3.38%	8/15/2026	1,000,000	1,021,974	942,069	0.2%
Total Convertible Bonds				1,000,000	1,021,974	942,069	0.2%
Total Debt Investments				1,080,749,178	$1,072,062,425	$1,075,955,626	237.6%

CLO Mezzanine(2)
522 Funding CLO 2020-6, Ltd. (4)	Structured Note	8.17% (L + 8.04%)	10/23/2034	2,800,000	2,717,549	2,738,208	0.6%
Barings CLO Ltd (4)	Structured Note	6.88% (L + 6.75%)	1/20/2028	2,000,000	1,922,263	1,892,175	0.4%
Carlyle US CLO 2020-2, Ltd (4)	Structured Note	8.66% (L + 8.53%)	1/25/2035	4,000,000	3,880,576	3,911,604	0.9%
Elmwood CLO III Ltd. (4)	Structured Note	7.86% (L + 7.74%)	10/20/2034	2,000,000	1,921,030	1,905,811	0.4%
GoldenTree Loan Management US 2020-7A (4)	Structured Note	7.88% (L + 7.50%)	4/20/2034	2,000,000	1,886,090	1,900,494	0.4%
GoldenTree Loan Management US 2021-10A (4)	Structured Note	7.92% (L + 7.79%)	7/20/2034	1,250,000	1,213,704	1,187,520	0.3%
GoldenTree Loan Management US 2021-9A (4)	Structured Note	6.88% (L + 6.75%)	1/20/2033	2,000,000	1,886,518	1,877,447	0.4%
HPS Loan Management Series 15A-19 (4)	Structured Note	6.73% (L + 6.60%)	7/22/2032	1,500,000	1,409,524	1,485,842	0.3%
Magnetite CLO Ltd 2015-16A (4)	Structured Note	6.62% (L + 6.50%)	1/18/2028	1,000,000	810,847	946,886	0.2%
Thayer Park CLO, Ltd. (4)	Structured Note	9.00% (L + 8.87%)	4/20/2034	1,300,000	1,259,186	1,259,407	0.3%
Total CLO Mezzanine				19,850,000	18,907,287	19,105,394	4.2%

CLO Equity

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2021

		Interest	Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Rate	Date	Par	Cost(1)(6)	Value	of Net Assets
Ares CLO LTD 2021-62A (4)	Structured Subordinated Note	NA	1/25/2034	5,000,000	4,620,000	4,619,794	1.0%
Dryden 86 CLO, Ltd. (4)	Structured Subordinated Note	NA	7/17/2030	6,000,000	4,695,000	4,734,172	1.0%
Long Point Park CLO, Ltd. (4)	Structured Subordinated Note	NA	1/17/2030	6,358,000	4,332,977	4,430,826	1.0%
Regatta XII Funding Ltd. (4)	Structured Subordinated Note	NA	10/15/2032	6,000,000	4,710,000	4,714,852	1.0%
Stratus CLO Series 2021-1A (4)	Structured Subordinated Note	NA	12/29/2029	2,000,000	1,743,200	1,754,156	0.5%
Total CLO Equity				25,358,000	20,101,177	20,253,800	4.5%

				Number of		Fair	Percentage
				Shares	Cost	Value	of Net Assets
Equity Investments
Custom Truck One Source Inc (4)	Commercial Services and Supplies	NA	NA	100,000	500,000	800,000	0.2%
Total Equity Investments				100,000	500,000	800,000	0.2%
Total Equity and Other Investments				45,308,000	$39,508,464	$40,159,194	8.9%

				Number of		Fair	Percentage
				Shares	Cost	Value	of Net Assets
Short-Term Investments
Fidelity Investments Money Market Government Portfolio - Institutional Class, 0.01% (9)				78,142,764	78,142,764	78,142,764	17.3%
Total Short-Term Investments				78,142,764	$78,142,764	$78,142,764	17.3%

Total Investments					$1,189,713,653	$1,194,257,584	263.8%
Liabilities in Excess of Other Assets						(741,459,996)	(163.8)%
Net Assets						$452,797,588	100.0%

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
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

The Company’s investment objective is to maximize total return, comprised of current income and capital appreciation. The Company’s current investment focus is guided by two strategies that facilitate its investment opportunities and core competencies: (1) investing in corporate debt securities and, to a lesser extent, (2) investing in collateralized loan obligation (“CLO”) structured credit funds that typically own corporate debt securities, including the equity and junior debt tranches of CLOs. To a limited extent, the Company may enter into derivatives transactions, which may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of the Company’s portfolio positions from changes in currency exchange rates and market interest rates or to earn income and enhance the Company’s total returns. The Company may receive or purchase warrants or rights to acquire equity or other securities in connection with making a debt investment in a company. During the nine months ended September 30, 2022 and the nine months ended September 30, 2021, the Company did not invest in any derivative contracts.

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

Debt Issuance Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs. These expenses are deferred and amortized over the life of the related debt instrument. Debt issuance costs are presented on the consolidated statements of assets and liabilities as a direct deduction from the debt liability. In circumstances in which there is not an associated debt liability amount recorded in the consolidated financial statements when the debt issuance costs are incurred, such debt issuance costs will be reported on the consolidated statements of assets and liabilities as an asset until the debt liability is recorded. As of December 31, 2021, the balance of debt issuance costs was $2.1 million, representing deferred financing costs of $3.4 million less accrued interest of $1.3 million, included in BoA Credit Facility and WF Credit Facility (each as defined below), net of $649.9 million on the consolidated statements of assets and liabilities. As of September 30, 2022, the balance of debt issuance costs was $0.7 million, representing deferred financing costs of $2.7 million less accrued interest of $2.0 million, included in BoA Credit Facility and WF Credit Facility, net of $637.1 million on the consolidated statements of assets and liabilities.

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

Basis of Consolidation

As provided under ASC 946, the Company will generally not consolidate its investment in a company other than a substantially wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly owned investment company subsidiaries (PS BDC Funding and PS BDC Funding II) in its consolidated financial statements.

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

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt	$961,549,213	$880,256,700	$1,003,839,402	$1,007,407,474
Second-lien senior secured debt	71,488,717	61,411,793	64,317,453	64,658,512
Corporate Bonds	1,883,686	1,501,000	2,883,596	2,947,571
Convertible Bond	-	-	1,021,974	942,069
CLO Mezzanine	17,566,250	15,043,251	18,907,287	19,105,394
CLO Equity	27,084,772	23,019,636	20,101,177	20,253,800
Equity	284,335	331,535	500,000	800,000
Short-term investments	23,948,996	23,948,996	78,142,764	78,142,764
Total Investments	$1,103,805,969	$1,005,512,911	$1,189,713,653	$1,194,257,584

As of September 30, 2022, approximately 15.5% of the long-term investment portfolio at amortized cost and 15.4% of the long-term investment portfolio measured at fair value, respectively, were invested in non-qualifying assets. As of December 31, 2021, approximately 14.4% of the investment portfolio at amortized cost and 14.5% of the investment portfolio measured at fair value, respectively, were invested in non-qualifying assets. With respect to the Company’s total assets, 14.8% and 13.3% of the Company’s total assets were in non-qualifying assets as defined by Section 55(a) of the 1940 Act as of September 30, 2022 and December 31, 2021, respectively.

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

The industry composition of investments based on fair value, as a percentage of total investments at fair value, as of September 30, 2022 and December 31, 2021 was as follows:

	September 30, 2022	December 31, 2021

Software	12.3%	10.2%
Healthcare Providers and Services	10.8%	10.8%
IT Services	8.9%	9.4%
Professional Services	6.1%	6.4%
Insurance	6.1%	5.7%
Hotels, Restaurants and Leisure	3.7%	3.5%
Building Products	3.7%	3.0%
Media	3.1%	3.9%
Chemicals	2.9%	2.2%
Independent Power and Renewable Electricity Producers	2.8%	3.1%
Aerospace and Defense	2.5%	0.9%
Construction and Engineering	2.5%	1.7%
Cash and Cash Equivalents	2.4%	6.5%
Diversified Financial Services	2.3%	1.8%
Structured Subordinated Note	2.3%	1.7%
Healthcare Technology	2.1%	2.1%
Metals and Mining	2.0%	1.5%
Containers and Packaging	2.0%	1.8%
Auto Components	1.9%	1.5%
Oil, Gas and Consumable Fuels	1.7%	3.0%
Structured Note	1.5%	1.6%
Diversified Telecommunication Services	1.4%	1.4%
Food Products	1.4%	1.1%
Specialty Retail	1.3%	1.2%
Electronic Equipment, Instruments and Components	1.3%	1.1%
Healthcare Equipment and Supplies	1.3%	2.0%
Commercial Services and Supplies	1.1%	1.5%
Internet Software and Services	1.1%	1.3%
Airlines	1.1%	1.3%
Diversified Consumer Services	1.0%	0.8%
Industrial Conglomerates	0.8%	0.8%
Real Estate Management and Development	0.6%	0.6%
Wireless Telecommunication Services	0.6%	0.6%
Machinery	0.6%	0.3%
Pharmaceuticals	0.6%	0.8%
Electrical Equipment	0.5%	0.6%
Road and Rail	0.5%	0.6%
Technology Hardware, Storage and Peripherals	0.4%	0.5%
Energy Equipment and Services	0.4%	-%
Household Durables	0.3%	0.4%
Textiles, Apparel and Luxury Goods	0.1%	0.1%
Leisure Products	-%	0.4%
Electric Utilities	-%	0.3%

Total	100.0%	100.0%

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

Investments in private investment companies measured based upon net asset value as a practical expedient to determine fair value are not required to be categorized in the fair value hierarchy. As of September 30, 2022 and as of December 31, 2021, there were no investments accounted for using the practical expedient.

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

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the fair value hierarchy of investments as of September 30, 2022:

	Fair Value Hierarchy as of September 30, 2022
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$-	$880,256,700	$-	$880,256,700
Second-lien senior secured debt	-	61,411,793	-	61,411,793
Corporate Bond	-	1,501,000	-	1,501,000
CLO Mezzanine	-	15,043,251	-	15,043,251
CLO Equity	-	23,019,636	-	23,019,636
Equity	331,535	-	-	331,535
Short Term Investments	23,948,996	-	-	23,948,996
Total Investments	$24,280,531	$981,232,380	$-	$1,005,512,911

The following table presents the fair value hierarchy of investments as of December 31, 2021:

	Fair Value Hierarchy as of December 31, 2021
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$-	$1,007,407,474	$-	$1,007,407,474
Second-lien senior secured debt	-	64,658,512	-	64,658,512
Corporate Bonds	-	2,947,571	-	2,947,571
Convertible Bond	-	942,069	-	942,069
CLO Mezzanine	-	19,105,394	-	19,105,394
CLO Equity	-	20,253,800	-	20,253,800
Equity	800,000	-	-	800,000
Short Term Investments	78,142,764	-	-	78,142,764
Total Investments	$78,942,764	$1,115,314,820	$-	$1,194,257,584

For the nine months ended September 30, 2022 and the year ended December 31, 2021, the Company did not recognize any transfers to or from Level 3.

Debt Not Carried at Fair Value

The fair value of the BoA Credit Facility and the WF Credit Facility, which would be categorized as Level 3 within the fair value hierarchy as of September 30, 2022, approximates their respective carrying values because the BoA Credit Facility and WF Credit Facility each have variable interest based on selected short term rates.

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, BDCs are permitted to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 150% after such borrowing. As of September 30, 2022, the Company’s asset coverage ratio was 159%.

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

Debt obligations under the BoA Credit Facility consisted of the following as of September 30, 2022:

	September 30, 2022
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
BoA Credit Facility	$725,000,000	$511,000,000	$214,000,000	$509,843,995
Total debt	$725,000,000	$511,000,000	$214,000,000	$509,843,995

(1)	The amount available reflects any limitations related to the BoA Credit Facility’s borrowing base.

(2)	The carrying value of the BoA Credit Facility is presented net of deferred financing costs of $1.518 million and accrued interest of $362 thousand.

Debt obligations under the BoA Credit Facility consisted of the following as of December 31, 2021:

	December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
BoA Credit Facility	$725,000,000	$552,000,000	$173,000,000	$550,262,297
Total debt	$725,000,000	$552,000,000	$173,000,000	$550,262,297

(1)	The amount available reflects any limitations related to the BoA Credit Facility’s borrowing base.

(2)	The carrying value of the BoA Credit Facility is presented net of deferred financing costs of $1.993 million and accrued interest of $255 thousand.

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Average debt outstanding under the BoA Credit Facility during the nine months ended September 30, 2022 and September 30, 2021, was $554.8 million and $411.7 million, respectively.

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

For the three and nine months ended September 30, 2022 and September 30, 2021, the components of interest expense with respect to the BoA Credit Facility were as follows:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2022	2021	2022	2021

Interest expense	$5,242,606	$1,570,083	$10,627,543	$4,632,862
Amortization of debt issuance costs	160,138	130,581	475,193	389,178
Total interest expense	$5,402,744	$1,700,664	$11,102,736	$5,022,040
Average interest rate	3.58%	1.38%	2.36%	1.40%

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

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Debt obligations under the WF Credit Facility consisted of the following as of September 30, 2022:

	September 30, 2022
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
WF Credit Facility	$150,000,000	$126,750,000	$23,250,000	$127,234,719
Total debt	$150,000,000	$126,750,000	$23,250,000	$127,234,719

(1)	The amount available reflects any limitations related to the WF Credit Facility’s borrowing base.

(2)	The carrying value of the WF Credit Facility is presented net of deferred financing costs of $1.136 million and accrued interest of $1.621 million.

Debt obligations under the WF Credit Facility consisted of the following as of December 31, 2021:

	December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
WF Credit Facility	$150,000,000	$100,000,000	$50,000,000	$99,648,200
Total debt	$150,000,000	$100,000,000	$50,000,000	$99,648,200

(1)	The amount available reflects any limitations related to the WF Credit Facility’s borrowing base.

(2)	The carrying value of the WF Credit Facility is presented net of deferred financing costs of $1.4 million and accrued interest of $1.048 million.

Average debt outstanding under the WF Credit Facility during the nine months ended September 30, 2022 and September 30, 2021, was $122.3 million and $0, respectively.

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

The WF Credit Facility was not drawn upon for the three months ended September 30, 2021 and no average interest rate applied during that period. For the three and nine months ended September 30, 2022 and September 30, 2021, the components of interest expense with respect to the WF Credit Facility were as follows:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2022	2021	2022	2021

Interest expense	$1,524,071	$191,667	$3,228,319	$568,750
Amortization of debt issuance costs	88,953	51,186	263,959	151,890
Total interest expense	$1,613,024	$242,853	$3,492,278	$720,640
Average interest rate	4.53%		3.35%

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

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 7. Share Transactions

Offering Proceeds

During the nine months ended September 30, 2022 and September 30, 2021, the Company issued and sold 803,456 shares at an aggregate purchase price of $15.2 million and 2,551,012 shares at an aggregate purchase price of $52.5 million, respectively. These amounts include shares issued in reinvestment.

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

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 8. Commitments and Contingencies

As of September 30, 2022 and December 31, 2021, the Company had an aggregate of $4.1 million and $11.3 million, respectively, of unfunded commitments to provide debt financing to its portfolio companies. As of each of September 30, 2022 and December 31, 2021, there were no capital calls or draw requests made by the portfolio companies to fund these commitments. Such commitments are generally up to the Company’s discretion to approve or are subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statement of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the composition of the unfunded commitments as of September 30, 2022 is shown in the table below:

		As of
	Expiration Date (1)	September 30, 2022
ARC Falcon I Inc.	3/30/2023	$636,943
Aveanna Healthcare LLC DDTL	7/15/2023	792,990
Medical Solutions L.L.C.	11/2/2023	690,000
Vocus Group	6/18/2023	2,000,000
Total unfunded commitments		$4,119,933

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

A summary of the composition of the unfunded commitments as of December 31, 2021 is shown in the table below:

	Expiration Date (1)	As of December 31, 2021
ARC Falcon I Inc.	3/30/2023	$636,943
Aveanna Healthcare LLC DDTL	7/15/2023	754,717
Culligan Water	1/30/2023	706,667
Medical Solutions L.L.C.	11/2/2023	800,000
National Mentor Holdings, Inc.	3/2/2022	430,398
PT Intermediate Holdings III LLC	4/7/2022	2,140,000
RSC Acquisition, Inc.	11/12/2023	3,237,952
Sovos Compliance, LLC	8/12/2023	589,041
Vocus Group	6/18/2023	2,000,000
Total unfunded commitments		$11,295,718

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2022, management is not aware of any pending or threatened litigation.

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of each of September 30, 2022 and September 30, 2021, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of common stock for the three and nine months ended September 30, 2022 and September 30, 2021.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2022	2021	2022	2021

Net increase (decrease) in net assets resulting from operations	$(6,755,673)	$4,726,127	$(75,518,591)	$15,107,281
Weighted average shares of common stock outstanding - basic and diluted	23,214,683	14,429,113	22,986,437	13,431,233
Earnings (loss) per share of common stock - basic and diluted	$(0.29)	$0.33	$(3.29)	$1.12

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 10. Financial Highlights

The following per share of common stock data has been derived from information provided in the unaudited financial statements. The following is a schedule of financial highlights for the nine months ended September 30, 2022 and September 30, 2021:

	For the Nine Months Ended
	September 30
	2022	2021
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$20.06	$20.15

Results of Operations:
Net Investment Income(1)	1.25	1.13
Net Realized and Unrealized Gain (Loss) on Investments(1)(4)	(4.50)	(0.02)
Net Increase (Decrease) in Net Assets Resulting from Operations	(3.25)	1.11

Distributions to Common Stockholders
Distributions from Net Investment Income	(0.81)	(0.56)
Net Decrease in Net Assets Resulting from Distributions	(0.81)	(0.56)

Net Asset Value, End of Period	$16.00	$20.70

Shares Outstanding, End of Period	23,373,787	15,113,817

Ratio/Supplemental Data
Net assets, end of period	$373,908,767	$312,927,268
Weighted-average shares outstanding	22,986,437	13,431,233
Total Return(3)	(16.69%)	7.15%
Portfolio turnover	21%	46%
Ratio of operating expenses to average net assets without waiver(2)	7.08%	5.72%
Ratio of operating expenses to average net assets with waiver(2)	6.83%	5.47%
Ratio of net investment income (loss) to average net assets without waiver(2)	8.63%	7.09%
Ratio of net investment income (loss) to average net assets with waiver(2)	8.88%	7.34%

(1)	The per common share data was derived by using weighted average shares outstanding.

(2)	The ratios reflect an annualized amount.

(3)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. Total return is not annualized. Assumes reinvestment of distributions.

(4)	Realized and unrealized gains and losses per share in this caption are balancing amounts necessary to reconcile the change in net asset value per share for the period, and may not reconcile with the aggregate gains and losses in the Consolidated Statements of Operations due to share transactions during the period.

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

Portfolio and Investment Activity

As of September 30, 2022, our weighted average total yield to maturity of debt and income producing securities at fair value was 11.18%, and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 8.65%.

As of December 31, 2021, our weighted average total yield to maturity of debt and income producing securities at fair value was 5.77%, and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 5.91%.

As of September 30, 2022, we had 211 debt and equity investments in 181 portfolio companies with an aggregate fair value of approximately $1.0 billion.

As of December 31, 2021, we had 240 debt and equity investments in 212 portfolio companies with an aggregate fair value of approximately $1.1 billion.

Our investment activity for the three and nine months ended September 30, 2022 and September 30, 2021 is presented below (information presented herein is at amortized cost unless otherwise indicated).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

New investments:
Gross investments	$6,265,144	$244,519,903	$227,650,962	$521,946,955
Less: sold investments	(53,923,739)	(84,715,634)	(258,148,610)	(304,891,295)
Total new investments	(47,658,595)	159,804,269	(30,497,648)	217,055,660

Principal amount of investments funded:
First-lien senior secured debt investments	$6,265,144	$236,084,903	$195,933,304	$502,801,955
Second-lien senior secured debt investments	-	8,435,000	19,102,118	16,407,500
Convertible bonds	-	-	3,728,289	1,025,000
Collateralized securities and structured products - debt	-	-	-	1,212,500
CLO Equity	-	-	8,887,251	-
Common Stock	-	-	-	500,000
Total principal amount of investments funded	6,265,144	244,519,903	227,650,962	521,946,955

Principal amount of investments sold or repaid:
First-lien senior secured debt investments	46,586,869	83,893,728	237,007,225	287,756,437
Second-lien senior secured debt investments	2,495,938	820,806	11,930,854	8,324,984
Corporate Bonds	(809)	-	999,911	-
Convertible bonds	3,751,313	1,100	4,750,262	1,918
CLO Equity	897,842	-	1,903,654	-
Collateralized securities and structured products - debt	(23,079)	-	1,341,039	8,807,956
Common Stock	215,665	-	215,665	-
Total principal amount of investments sold or repaid	53,923,739	84,715,634	258,148,610	304,891,295

Our investment activity for the three and nine months ended September 30, 2022 and September 30, 2021 is presented below (information presented herein is at Par unless otherwise indicated). New investment commitment refers to funded commitments in new securities made during the period that remained outstanding as of September 30, 2022 and September 30, 2021 respectively.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2022	2021	2022	2021
Number of new investment commitments	1	41	32	114
Average new investment commitment amount	$339,003	$3,911,723	$4,785,982	$3,878,121
Weighted average maturity for new investment commitments	5.75 years	5.61 years	6.30 years	5.65 years
Percentage of new debt investment commitments at floating rates	100.00%	100.00%	100.00%	99.77%
Percentage of new debt investment commitments at fixed rates	0.00%	0.00%	0.00%	0.23%
Weighted average interest rate of new investment commitments (1)	6.80%	4.80%	7.92%	4.72%
Weighted average spread over reference rate of new floating rate investment commitments (2)	3.75%	4.25%	4.91%	4.14%
Weighted average interest rate on investment sold or paid down	5.88%	3.95%	4.94%	4.22%

(1)	New CLO equity investments do not have an ascribed interest rate, and are therefore excluded from the calculation.

(2)	Variable rate loans bear interest at a rate that may be determined by reference to either a) LIBOR (which can include one-, two-, three- or six-month LIBOR) or b) the CME Term Secured Overnight Financing Rate (“SOFR” or “S”) (which can include one-, three-, or six-month SOFR), which resets periodically based on the terms of the loan agreement. At the borrower’s option, loans may instead reference an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), which also resets periodically based on the terms of the loan agreements. Loans that reference SOFR may include a Credit Spread Adjustment (“CSA”), where the CSA is a defined additional spread amount based on the tenor of SOFR the borrower selects (making the reference rate S+CSA).

As of September 30, 2022 and December 31, 2021, our investments consisted of the following:

	September 30, 2022		December 31, 2021
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt	$961,549,213	$880,256,700	$1,003,839,402	$1,007,407,474
Second-lien senior secured debt	71,488,717	61,411,793	64,317,453	64,658,512
Corporate Bonds	1,883,686	1,501,000	2,883,596	2,947,571
Convertible Bond	-	-	1,021,974	942,069
CLO Mezzanine	17,566,250	15,043,251	18,907,287	19,105,394
CLO Equity	27,084,772	23,019,636	20,101,177	20,253,800
Equity	284,335	331,535	500,000	800,000
Short-term investments	23,948,996	23,948,996	78,142,764	78,142,764
Total Investments	$1,103,805,969	$1,005,512,911	$1,189,713,653	$1,194,257,584

The table below describes investments by industry composition based on fair value as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021

Software	12.3%	10.2%
Healthcare Providers and Services	10.8%	10.8%
IT Services	8.9%	9.4%
Professional Services	6.1%	6.4%
Insurance	6.1%	5.7%
Hotels, Restaurants and Leisure	3.7%	3.5%
Building Products	3.7%	3.0%
Media	3.1%	3.9%
Chemicals	2.9%	2.2%
Independent Power and Renewable Electricity Producers	2.8%	3.1%
Aerospace and Defense	2.5%	0.9%
Construction and Engineering	2.5%	1.7%
Cash and Cash Equivalents	2.4%	6.5%
Diversified Financial Services	2.3%	1.8%
Structured Subordinated Note	2.3%	1.7%
Healthcare Technology	2.1%	2.1%
Metals and Mining	2.0%	1.5%
Containers and Packaging	2.0%	1.8%
Auto Components	1.9%	1.5%
Oil, Gas and Consumable Fuels	1.7%	3.0%
Structured Note	1.5%	1.6%
Diversified Telecommunication Services	1.4%	1.4%
Food Products	1.4%	1.1%
Specialty Retail	1.3%	1.2%
Electronic Equipment, Instruments and Components	1.3%	1.1%
Healthcare Equipment and Supplies	1.3%	2.0%
Commercial Services and Supplies	1.1%	1.5%
Internet Software and Services	1.1%	1.3%
Airlines	1.1%	1.3%
Diversified Consumer Services	1.0%	0.8%
Industrial Conglomerates	0.8%	0.8%
Real Estate Management and Development	0.6%	0.6%
Wireless Telecommunication Services	0.6%	0.6%
Machinery	0.6%	0.3%
Pharmaceuticals	0.6%	0.8%
Electrical Equipment	0.5%	0.6%
Road and Rail	0.5%	0.6%
Technology Hardware, Storage and Peripherals	0.4%	0.5%
Energy Equipment and Services	0.4%	-%
Household Durables	0.3%	0.4%
Textiles, Apparel and Luxury Goods	0.1%	0.1%
Leisure Products	-%	0.4%
Electric Utilities	-%	0.3%

Total	100.0%	100.0%

The table below shows the weighted average yields and interest rate of our debt investments at fair value as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Weighted average total yield of debt and income producing securities	11.18%	5.77%
Weighted average interest rate of debt and income producing securities(1)	7.51%	4.80%
Weighted average spread over reference rate of all floating rate investments (2)	4.45%	4.31%

(1)	CLO equity securities are considered income producing securities but do not have an ascribed interest rate, and therefore are excluded from the calculation

(2)	Variable rate loans bear interest at a rate that may be determined by reference to either a) LIBOR (which can include one-, two-, three- or six-month LIBOR) or b) the CME Term Secured Overnight Financing Rate (“SOFR” or “S”) (which can include one-, three-, or six-month SOFR), which resets periodically based on the terms of the loan agreement. At the borrower’s option, loans may instead reference an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), which also resets periodically based on the terms of the loan agreements. Loans that reference SOFR may include a Credit Spread Adjustment (“CSA”), where the CSA is a defined additional spread amount based on the tenor of SOFR the borrower selects (making the reference rate S+CSA).

Results of Operations

The following table represents the operating results for the three and nine months ended September 30, 2022 and September 30, 2021:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2022	2021	2022	2021
Total investment income	$19,973,554	$8,875,949	$50,725,754	$26,420,053
Less: Net expenses	9,521,115	3,966,032	22,053,212	11,276,184
Net investment income	10,452,439	4,909,917	28,672,542	15,143,869
Net realized gains (losses) on investments	(496,697)	489,555	(1,353,321)	4,335,050
Net change in unrealized gains (losses) on investments	(16,711,415)	(673,345)	(102,837,812)	(4,371,638)
Net increase (decrease) in net assets resulting from operations	$(6,755,673)	$4,726,127	$(75,518,591)	$15,107,281

Investment Income

Investment income for the three and nine months ended September 30, 2022 and September 30, 2021, was as follows:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2022	2021	2022	2021
Interest from investments	$19,718,478	$8,722,685	$50,266,810	$25,917,343
Dividend income	223,816	2,775	278,529	5,412
Other income	31,260	150,489	180,415	497,298
Total investment income	$19,973,554	$8,875,949	$50,725,754	$26,420,053

For the three and nine months ended September 30, 2022 and September 30, 2021, total investment income was driven by interest income from our investments. The size of our investment portfolio at fair value decreased from $1.12 billion as of December 31, 2021 to $981.6 million as of September 30, 2022. The size of our investment portfolio at fair value increased from $600.1 million as of December 31, 2020 to $812.7 million as of September 30, 2021. All debt and short-term investments were income producing, and there were no loans on non-accrual status as of September 30, 2022.

Expenses

Operating expenses for the three and nine months ended September 30, 2022 and September 30, 2021, were as follows:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2022	2021	2022	2021
Interest expense	$7,015,768	$1,943,517	$14,595,014	$5,742,680
Management fees	2,000,103	1,490,796	6,455,899	4,123,665
Other operating expenses	736,353	697,904	1,753,190	1,865,461
Directors fees	18,904	20,164	56,096	59,836
Management fee waiver	(250,013)	(186,349)	(806,987)	(515,458)
Net expenses	$9,521,115	$3,966,032	$22,053,212	$11,276,184

Net expenses for the three months ended September 30, 2022 were $9.5 million, which consisted of $7.0 million in interest expense, $2.0 million in management fees, $736 thousand in other operating expenses, and $19 thousand in directors fees offset by $250 thousand in management fee waiver from the Investment Advisor. Net expenses for the nine months ended September 30, 2022 were $22.1 million, which consisted of $14.6 million in interest expense, $6.5 million in management fees, $1.8 million in other operating expenses, and $56 thousand in directors fees offset by $807 thousand in management fee waiver from the Investment Advisor.

Net expenses for the three months ended September 30, 2021 were $4.0 million, which consisted of $1.9 million in interest expense, $1.5 million in management fees, $698 thousand in other operating expenses, and $20 thousand in directors fees offset by $186 thousand in management fee waiver from the Investment Advisor. Net expenses for the nine months ended September 30, 2021 were $11.3 million, which consisted of $5.7 million in interest expense, $4.1 million in management fees, $1.9 million in other operating expenses, and $60 thousand in directors fees, offset by $515 thousand in management fee waiver from the Investment Advisor.

The increase in expenses for the nine months ended September 30, 2022 compared to the same period in the prior year was primarily due to increased leverage and increased management fees.

Net Change in Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and nine months ended September 30, 2022 and September 30, 2021, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2022	2021	2022	2021
Unrealized gains on investments	$9,137,422	$490,866	$995,687	$6,061,972
Unrealized (losses) on investments	(25,848,837)	(1,164,211)	(103,833,499)	(10,433,610)
Net change in unrealized gains (losses) on investments	$(16,711,415)	$(673,345)	$(102,837,812)	$(4,371,638)

The change in unrealized depreciation for the three months ended September 30, 2022 and September 30, 2021 totaled $16.7 million and $673 thousand, respectively. For the three months ended September 30, 2022, this consisted of unrealized depreciation of $17.7 million related to existing portfolio investments and unrealized depreciation of $0 related to new portfolio investments, and net unrealized appreciation of $1.0 million related to exited portfolio investments (a portion of which has been reclassified to realized gains). For the three months ended September 30, 2021, this consisted of net unrealized appreciation of $0.4 million related to existing portfolio investments and unrealized appreciation of $0.7 million related to new portfolio investments, and net unrealized depreciation of $1.8 million related to exited portfolio investments (a portion of which has been reclassified to realized gains).

The change in unrealized depreciation for the nine months ended September 30, 2022 and September 30, 2021 totaled $102.8 million and $4.4 million, respectively. For the nine months ended September 30, 2022, this consisted of unrealized depreciation of $91.2 million related to existing portfolio investments and unrealized depreciation of $10.5 million related to new portfolio investments, and net unrealized depreciation of $1.1 million related to exited portfolio investments (a portion of which has been reclassified to realized gains). For the nine months ended September 30, 2021, this consisted of net unrealized depreciation of $0.1 million related to existing portfolio investments and unrealized appreciation of $4.1 million related to new portfolio investments, and net unrealized depreciation of $8.4 million related to exited portfolio investments (a portion of which has been reclassified to realized gains).

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

During the nine months ended September 30, 2022, we experienced a net increase in cash and cash equivalents of $3.1 million. During the period, net cash provided by operating activities was $26.6 million, primarily as a result of proceeds received from sale of investments of $258.1 million, partially offset by fundings of portfolio investments (excluding investments in short-term money market funds) of $227.7 million. We invested in short-term money market funds during the period, and as of the end of the period we held $23.9 million in fair value of short-term money market funds. During the same period, net cash used in financing activities was $23.5 million, primarily consisting of $14.3 million of net repayments under the BoA Credit Facility and WF Credit Facility and distributions paid in cash of $14.1 million, partially offset by proceeds from the issuance of common stock of $4.8 million.

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

As of September 30, 2022 and September 30, 2021, we had cash and cash equivalents of $4.2 million and $11.0 million, respectively. As of September 30, 2022, we had $511.0 million principal outstanding under the BoA Credit Facility and $126.8 million principal outstanding under the WF Credit Facility. As of September 30, 2021, we had $427.5 million principal outstanding under the BoA Credit Facility and no principal outstanding under the WF Credit Facility.

During the nine months ended September 30, 2022 and September 30, 2021, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	September 30, 2022			September 30, 2021
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments (1)	% of Capital Commitments Funded
Common stock	$4,823,801	$-	100%	$163,470,019	$117,921,245	28%

(1)	100% of the unfunded commitments were drawn down in July 2021.

As a BDC, we are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. As of September 30, 2022, our asset coverage ratio was 159%.

Capital Contributions

During the nine months ended September 30, 2022 and September 30, 2021, the Company issued and sold 803,456 shares at an aggregate purchase price of $15.2 million and 2,551,012 shares at an aggregate purchase price of $52.5 million, respectively. These amounts include shares issued in reinvestment.

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

As of September 30, 2022, we had $511.0 million principal outstanding and $214.0 million of available Commitments under the BoA Credit Facility, and PS BDC Funding was in compliance with the applicable covenants in the BoA Credit Facility on such date.

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

As of September 30, 2022, we had $126.8 million outstanding and $23.2 million of available Commitments under the WF Credit Facility, and PS BDC Funding II was in compliance with the applicable covenants in the WF Credit Facility on such date.

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

Valuation of Portfolio Investments

In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which permits a BDC’s board of directors to either (i) choose to continue to determine fair value in good faith, or (ii) designate its investment adviser as the valuation designee tasked with determining fair value in good faith, subject to the board’s oversight. Our Board has designated the Investment Advisor to serve as our valuation designee effective August 11, 2022.

We value investments for which market quotations are readily available at such market quotations. Assets listed on an exchange will be valued at their last sales prices as reported to the consolidated quotation service at 4:00 P.M. eastern time on the date of determination. If no such sales of such securities occurred, such securities will be valued at the mean between the last available bid and ask prices as reported by an independent, third-party pricing service on the date of determination (unless the prices provided by the pricing service is believed by the Investment Advisor to be unreliable or a significant event has occurred subsequent to the provision of the prices that the Investment Adviser determines will affect the fair value of the securities). Debt and equity securities whose market prices are not readily available (or for which either of the events noted in the parenthetical immediately above occur) are valued at fair value by the Investment Advisor. Such determination of fair values may involve subjective judgments and estimates, although we will also engage independent valuation providers to review the valuation of each portfolio investment that constitutes a material portion of our portfolio and that does not have a readily available market quotation at least once annually. With respect to unquoted securities, our Investment Advisor will value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. With respect to Level 3 assets, we intend to retain one or more independent providers of financial advisory services to assist the Investment Advisor by performing certain limited third-party valuation services. We may appoint additional or different third-party valuation firms in the future.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs with respect to a fair-valued portfolio company or comparable company, the Investment Advisor will use the pricing indicated by the external event in connection with its fair valuation determination process. Because we expect that there will not be a readily available market for many of the investments in our portfolio, we expect to value many of our portfolio investments at fair value as determined in good faith by the Investment Advisor using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had readily available market quotations existed for such investments, and the differences could be material.

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

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at September 30, 2022 is as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
BoA Credit Facility, Net	$509,843,995	$-	$509,843,995	$-	$-
WF Credit Facility, Net	127,234,719	-	-	127,234,719	-
Total contractual obligations	$637,078,714	$-	$509,843,995	$127,234,719	$-

Off-Balance Sheet Arrangements

Unfunded commitments to provide funds to portfolio companies are not recorded on our consolidated statements of assets and liabilities. Our unfunded commitments may be significant from time to time. Unfunded commitments may expire without being drawn upon and the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2022 and December 31, 2021, we had four unfunded commitments totaling $4.1 million, and nine unfunded commitments totaling $11.3 million, respectively. See “Note 8. Commitments and Contingencies” in the notes to the accompanying consolidated financial statements for specific identification of the unfunded commitments. We believe we maintain sufficient liquidity in the form of cash (including restricted cash, if any), receivables and borrowing capacity to fund these unfunded commitments should the need arise. See Financial Condition, Liquidity and Capital Resources above.

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

Assuming that the consolidated statements of assets and liabilities as of September 30, 2022 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rate.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(2,580,189)	$(1,594,375)	$(985,814)
Up 100 basis points	10,341,195	6,377,500	3,963,695
Up 200 basis points	20,631,356	12,755,000	7,876,356
Up 300 basis points	30,690,159	19,132,500	11,557,659

The data in the table are based on our current statement of assets and liabilities. As of September 30, 2022, the Company had $5.45 million in net purchases that had not yet settled and $4.1 million in unfunded commitments. After settlement of these purchases, the change in interest expense will be larger as a result of the increase in the amount borrowed under the BoA Credit Facility or WF Credit Facility, as applicable. The table does not include any change in dividend income from our money market investments.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes during the nine months ended September 30, 2022 to the risk factors discussed in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2022, the Company issued and sold 803,456 shares of its common stock at an aggregate purchase price of $15.2 million. These amounts include shares issued in reinvestment. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof. The Company relied, in part, upon representations from the investors in the subscription agreements that each investor was an accredited investor as defined in Regulation D under the Securities Act. We did not engage in general solicitation or advertising, and did not offer securities to the public, in connection with such issuances and sales.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

Exhibit Index

3.1	Form of Articles of Amendment and Restatement (Incorporated by reference to Exhibit 3.1 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56126) filed on January 16, 2020)
3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form 10 (File No. 000-56126) filed on November 27, 2019)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Palmer Square Capital BDC Inc.

Date: November 10, 2022	/s/ Christopher D. Long
	Name:	Christopher D. Long
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: November 10, 2022	/s/ Jeffrey D. Fox
	Name:	Jeffrey D. Fox
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)