Form 10-K
period 2022-12-31
Palmer Square Capital BDC Inc.
filed 2023-03-10
CIK 1794776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 24,408,165 issued and outstanding shares of the issuer’s common stock, $.001 par value per share, on February 28, 2023.

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

We are externally managed by the Investment Advisor, an investment adviser that is registered with the Securities and Exchange Commission (“SEC”) under the Investment Advisers Act of 1940 (the “Advisers Act”), pursuant to an investment advisory agreement between us and the Investment Advisor (the “Advisory Agreement”). Subject to the supervision of our Board of Directors (the “Board”), a majority of which is comprised of directors that are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”), our Investment Advisor manages our day-to-day operations and provides us with investment advisory and management services and certain administrative services. The Investment Advisor, in its capacity as Administrator, provides the administrative services necessary for us to operate pursuant to an administration agreement between us and the Administrator (the “Administration Agreement”). The Administrator has entered into a sub-administration agreement (the “Sub-Administration Agreement”) to delegate certain administrative functions to U.S. Bancorp Fund Services, LLC (the “Sub-Administrator”). Our Investment Advisor is a majority-owned subsidiary of Palmer Square, which is a privately-held firm specializing in global alternative (non-traditional) investments with a total return orientation.

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

Our Portfolio

As of December 31, 2022, we had 204 debt and private fund investments in 176 portfolio companies with an aggregate fair value of approximately $966.9 million.

Listed below are our top ten portfolio companies and industries represented as a percentage of total assets (excluding short-term investments) as of December 31, 2022:

Portfolio Company	2022
Idera, Inc.	1.3%
Peraton Corp.	1.2%
Inmar, Inc.	1.1%
Minotaur Acquisition, Inc.	1.1%
Vision Solutions, Inc.	1.0%
Acrisure, LLC	1.0%
Barracuda Networks, Inc.	0.9%
Moneygram International, Inc.	0.9%
Micro Holding Corp.	0.9%
Wilsonart LLC	0.9%

Industry	2022
Software	12.3%
Healthcare Providers and Services	9.4%
IT Services	8.0%
Professional Services	5.7%
Insurance	5.6%
Hotels, Restaurants and Leisure	3.7%
Building Products	3.6%
Chemicals	3.1%
Media	3.1%
Independent Power and Renewable Electricity Producers	2.7%

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

The Investment Advisor

The Investment Advisor serves as our investment adviser pursuant to the Advisory Agreement and manages our day-to-day operations and provides us with investment advisory and management services and certain administrative services. The investment team (the “Investment Team”) of our Investment Advisor is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, structuring our investments and monitoring and servicing our investments. As of December 31, 2022, the Investment Team was comprised of 23 investment professionals, all of whom dedicate a substantial portion of their time to the Company. In addition, the team has five dedicated operations professionals. In addition, the Investment Advisor believes that it has best-in-class support personnel, including expertise in risk management, legal, accounting, tax, information technology and compliance, among others.

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

Palmer Square Capital Management

Palmer Square is a Delaware limited liability company formed in 2009 and had approximately $25.4 billion in assets under management as of December 31, 2022. Palmer Square manages portfolios of both corporate credit and structured credit as well as diverse strategies designed with the intent to achieve high risk-adjusted returns over market cycles. We believe Palmer Square’s experience in analyzing companies and investment structures provides a sustainable competitive advantage over other firms. Palmer Square is 100% management owned and led by Christopher D. Long and Angie K. Long. The firm is an SEC registered investment adviser.

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

Pursuant to the Advisory Agreement, we pay the Investment Advisor a fee for its investment advisory and management services consisting of two components—a base management fee and, subsequent to the listing of the Company’s common stock on a national securities exchange (a “Listing”), an incentive fee (the “Income Incentive Fee”). The cost of both the base management fee and, subsequent to a Listing, the Income Incentive Fee, is ultimately borne by our stockholders.

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

Incentive Fee

Pursuant to the Advisory Agreement, the Investment Advisor is not entitled to an incentive fee prior to a Listing. Following a Listing, the Investment Advisor will be entitled to the Income Incentive Fee based on the Company’s pre-incentive fee net investment income for the then most recently completed calendar quarter, as adjusted downward (but not upward) if over the most recently completed and three preceding calendar quarters aggregate net realized losses on the Company’s investments exceed the Company’s aggregate net investment income over the same period, excluding the most recently completed quarter, as described in more detail below. In this regard, if the Company’s net realized losses over the most recently completed and three preceding calendar quarters are greater than the Company’s net investment income over the same period, excluding the most recently completed quarter, then the pre-incentive fee net income used in the calculation of the Income Incentive Fee would be subject to a downward adjustment. The amount of the adjustment would be equal to the amount by which such net realized losses exceed such net investment income. On the other hand, if the Company’s net investment income over the most recently completed and three preceding calendar quarters is equal to or greater than the Company’s net realized losses over the same period, excluding the most recently completed quarter, then no adjustment to pre-incentive fee net investment income would be made. The Income Incentive Fee will be calculated and payable quarterly in arrears commencing with the first calendar quarter following a Listing. The Company will pay the Investment Advisor an Income Incentive Fee with respect to its “adjusted net investment income” in each calendar quarter as follows:

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

Duration and Termination

The Advisory Agreement was approved by the Board on November 13, 2019 for an initial two-year term. Unless terminated earlier as described below, the Advisory Agreement will remain in effect from year to year if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our Independent Directors. Our Board most recently determined to re-approve the Advisory Agreement for an additional one-year term ending January 13, 2024 at a meeting held on November 10, 2022. The Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Investment Advisor and may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Advisory Agreement without penalty upon 60 days’ written notice.

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

Under the Administration Agreement, the Company reimburses the Administrator based upon its allocable portion of the Administrator’s overhead (including rent) in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the cost of its officers (including the Company’s Chief Financial Officer and Chief Compliance Officer), and any of their respective staff who provide services to the Company, operations staff who provide services to the Company, and internal audit staff, if any, to the extent internal audit performs a role in the Company’s Sarbanes-Oxley internal control assessment. In addition, if requested to provide managerial assistance to portfolio companies, the Administrator is reimbursed based on the services provided. The Administration Agreement has an initial term of two years and may be renewed with the approval of the Board. Our Board most recently determined to re-approve the Administration Agreement for an additional one-year term ending January 13, 2024 at a meeting held on November 10, 2022. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that the Administrator outsources any of its functions, the Company pays the fees associated with such functions on a direct basis without any incremental profit to the Administrator.

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

As of December 31, 2022, we had approximately $514.5 million principal outstanding and $210.5 million of available Commitments under the BoA Credit Facility, and PS BDC Funding was in compliance with the applicable covenants in the BoA Credit Facility on such date.

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

As of December 31, 2022, we had $126.8 million principal outstanding and $23.2 million of available Commitments under the WF Credit Facility, and PS BDC Funding II was in compliance with the applicable covenants in the WF Credit Facility on such date.

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

At the conclusion of the due diligence process, the credit analyst presents a formal investment memorandum to the entire Investment Team, which includes the Investment Committee (which averages over 25 years of credit investing experience) and all industry credit analysts. Our Investment Advisor views this part of our process as unique across credit investment firms but believes that this more fulsome and collaborative process leads to better investment decisions. Ultimately the Investment Committee needs to have a unanimous vote in order to approve any of our investments, working in collaboration with our Chief Investment Officer and the Investment Advisor’s loan portfolio manager to size the position appropriately for the risk.

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

Competition

Our primary competitors in investing in corporate debt and CLO securities include public and private funds, other BDCs, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy as a RIC.

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

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any assets other than assets of the type listed in section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

●	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

●	is organized under the laws of, and has its principal place of business in, the United States;

●	is not an investment company (other than a small business investment company wholly owned by the Company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

●	satisfies any of the following:

●	does not have any class of securities that is traded on a national securities exchange;

●	has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non- voting common equity of less than $250 million;

●	is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or

●	is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.

●	Securities of any eligible portfolio company that we control.

●	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

●	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

●	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities.

●	Cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment.

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

Distributions from capital gains generally are made after applying any available capital loss carryforwards. Capital loss carryforwards are reduced to the extent they offset current-year net realized capital gains, whether we retain or distributes such gains. If we incur or have incurred capital losses in excess of capital gains (“net capital losses”), those losses will be carried forward to one or more subsequent taxable years; any such carryforward losses will retain their character as short-term or long-term. In the event that we were to experience an ownership change as defined under the Code, our capital loss carryforwards and other favorable tax attributes, if any, may be subject to limitation.

In determining our net capital gain, including also in connection with determining the amount available to support a capital gain dividend, our taxable income and our earnings and profits, we generally may elect to treat part or all of any post-October capital loss (defined as any net capital loss attributable to the portion, if any, of the taxable year after October 31 or, if there is no such loss, the net long-term capital loss or net short-term capital loss attributable to any such portion of the taxable year) or late-year ordinary loss (generally, the sum of (i) our net ordinary loss, if any, from the sale, exchange or other taxable disposition of property, attributable to the portion, if any, of the taxable year after October 31, and (ii) our other net ordinary loss, if any, attributable to the portion, if any, of the taxable year after December 31) as if incurred in the succeeding taxable year.

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

Certain distributions that we report as Section 163(j) interest dividends may be treated as interest income by U.S. stockholders for purposes of the tax rules applicable to interest expense limitations under Section 163(j) of the Code. Such treatment by the U.S. stockholder is generally subject to holding period requirements and other potential limitations, although the holding period requirements are generally not applicable to dividends declared by money market funds and certain other funds that declare dividends daily and pay such dividends on a monthly or more frequent basis. The amount that we are eligible to report as a Section 163(j) dividend for a tax year is generally limited to the excess of our business interest income over the sum of our (i) business interest expense and (ii) other deductions properly allocable to our business interest income.

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

The IRS currently requires that a RIC that has two or more classes of stock allocate to each such class proportionate amounts of each type of its income (such as ordinary income and capital gains) based upon the percentage of total dividends paid to each class for the tax year. Accordingly, if we issue preferred stock, we intend each year to allocate capital gain dividends, if any, between our shares of common stock and shares of preferred stock in proportion to the total dividends paid to each class with respect to such tax year.

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

In addition, with respect to certain distributions made by RICs to Non-U.S. stockholders, no withholding will be required and the distributions generally will not be subject to federal income tax if (i) the distributions are properly reported in a notice timely delivered to our stockholders as “interest-related dividends” or “short-term capital gain dividends,” (ii) the distributions are derived from sources specified in the Code for such dividends and (iii) certain other requirements are satisfied. No assurance can be given as to whether any of our distributions will be reported as eligible for this exemption from withholding tax.

Actual or deemed distributions of our net capital gains to a Non-U.S. stockholder, and gains recognized by a Non-U.S. stockholder upon the sale of our common stock, generally will not be subject to federal withholding tax and will not be subject to U.S. federal income tax unless (i) the distributions or gains, as the case may be, are effectively connected with a U.S. trade or business of the Non-U.S. stockholder and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the Non-U.S. stockholder in the United States or (ii) in the case of an individual Non-U.S. stockholder, the stockholder is present in the United States for a period or periods aggregating 183 days or more during the year of the sale or the receipt of the distributions or gains and certain other conditions are met.

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

Foreign Account Tax Compliance Act

Under the Foreign Account Tax Compliance Act or “FATCA,” a 30% withholding tax applies on payments of certain types of income to foreign financial institutions (“FFIs”) unless such FFIs either (i) enter into an agreement with the U.S. Treasury to report certain required information with respect to accounts held by U.S. persons (or held by foreign entities that have U.S. persons as substantial owners) or (ii) reside in a jurisdiction that has entered into an intergovernmental agreement (“IGA”) with the United States to collect and share such information and are in compliance with the terms of such IGA and any enabling legislation or regulations. The types of income subject to the tax include U.S. source interest and dividends. The information required to be reported includes the identity and taxpayer identification number of each account holder that is a U.S. person and transaction activity within the holder’s account. Depending on the status of a Non-U.S. stockholder and the status of the intermediaries through which they hold their shares, Non-U.S. stockholders could be subject to this 30% withholding tax with respect to distributions on their shares and proceeds from the sale of their shares. Proposed Treasury regulations that may be relied on pending finalization provide that FATCA withholding on gross proceeds will be eliminated and, consequently, this withholding tax on gross proceeds is not currently expected to apply. Stockholders may be requested to provide additional information to us to enable us to determine whether withholding is required, such as W-8BEN, W-8BEN-E or other applicable series W-8.

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

In the course of our investing activities, we will pay management and, subsequent to a Listing, incentive fees to the Investment Advisor. We have entered into an Advisory Agreement with the Investment Advisor. Under the incentive fee structure which will be in place subsequent to a Listing, our adjusted net investment income for purposes thereof will be computed and paid on income that may include interest income that has been accrued but not yet received in cash. This fee structure may give rise to a conflict of interest for the Investment Advisor to the extent that it encourages the Investment Advisor to favor debt financings that provide for deferred interest, rather than current cash payments of interest. The Investment Advisor may have an incentive to invest in deferred interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the Income Incentive Fee even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. This risk could be increased because, under our Advisory Agreement, the Investment Advisor is not obligated to reimburse us for incentive fees it receives even if we subsequently incur losses or never receive in cash the deferred income that was previously accrued.

The valuation process for certain of our portfolio holdings may create a conflict of interest.

We may make many of our portfolio investments in the form of loans and securities that are not publicly traded and for which no market based price quotation is available. As a result, we will determine the fair value of these loans and securities in good faith by the Board or its designee as described elsewhere in this Annual Report. Our Board has designated the Investment Advisor as the valuation designee pursuant to Rule 2a-5 under the 1940 Act. In connection with its fair value determination, investment professionals from our Investment Advisor may determine valuations based upon the most recent portfolio company consolidated financial statements available and projected financial results of each portfolio company. The participation of the Investment Advisor’s investment professionals in our valuation process could result in a conflict of interest as the Investment Advisor’s base management fee is based, in part, on the value of our total net assets.

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

Inflation could adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies are in industries that could be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net increase (decrease) in net assets resulting from operations.

We are subject to risks associated with the discontinuation of LIBOR.

On March 5, 2021, the Financial Conduct Authority (the “FCA”) confirmed its intention to cease publication of (i) one-week and two-month U.S. dollar LIBOR tenors after December 31, 2021 and (ii) remaining U.S. dollar LIBOR tenors after June 30, 2023. As of January 1, 2022, USD LIBOR is available in five settings (overnight, one-month, three-month, six-month and 12-month). The ICE Benchmark Administration (“IBA”) has stated that it will cease to publish all remaining USD LIBOR settings immediately following their publication on June 30, 2023. As of January 1, 2022, all non-USD LIBOR reference rates in all settings ceased to be published.

As an alternative to LIBOR, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee (“ARRC”), a U.S. based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, supports replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”). SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Similarly, other jurisdictions have also proposed their own alternative to LIBOR, including the Sterling Overnight Index Average for Sterling markets, the Euro Short Term Rate for Euros and Tokyo Overnight Average Rate for Japanese Yens. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, it is unclear if other benchmarks may emerge or if other rates will be adopted outside of the U.S. Some regulators have prohibited the use of any LIBOR benchmarks in new contracts and have required that regulated entities transition existing contracts to another benchmark prior to June 30, 2023. Although settings of such LIBOR benchmarks may continue to be available, such prohibitions and requirements may adversely affect the value of floating-rate debt securities in our portfolio or issued by us. Moreover, at this time, no consensus exists as to what rate or rates will become accepted alternative to LIBOR.

The transition away from LIBOR to alternative base rates is complex and could have adverse impacts on our business, financial condition and results of operations, including as a result of any changes in the pricing of our investments, changes to the documentation for certain of our investments, disputes and other actions regarding the interpretation of current and prospective loan documentation or modifications to processes and systems. In addition, while some debt investments that are linked to LIBOR may contemplate a scenario where LIBOR is no longer available by providing or an alternative rate setting methodology, not all instruments may have such provisions and there is significant uncertainty regarding the effectiveness of any such alternative methodologies. Beyond these challenges, we anticipate there may be additional risks to our processes and information systems that will need to be identified and evaluated by us. Due to the uncertainty of the replacement for LIBOR, the potential effect of any such event on our business and results of operations cannot yet be determined. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit we may hold or may be due to us and could have a material adverse effect on our business, financial condition and results of operations.

We may have uncertainty as to the value of certain portfolio investments.

We expect that certain of our portfolio investments may take the form of securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not be readily determinable and we will value these investments at fair value as determined in good faith by the Investment Advisor (subject to the Board’s oversight). Certain of our investments (other than cash and cash equivalents) may be classified as Level 3 assets under Topic 820 of the U.S. Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”), as amended, Fair Value Measurements and Disclosures (“ASC 820”). This means that our portfolio valuations will be based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. We expect that inputs into the determination of fair value of our portfolio investments will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. The types of factors that the Board may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly-traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such loans and securities. In addition, the method of calculating the base management fee may result in conflicts of interest between the Investment Advisor, on the one hand, and our stockholders on the other hand, with respect to valuation of investments.

We will adjust on a quarterly basis the valuation of our portfolio to reflect the Investment Advisor’s determination (subject to the Board’s oversight) of the fair value of each investment in our portfolio for which market quotes are not readily available. Any changes in fair value are recorded in our statements of operations as net change in unrealized appreciation or depreciation on investments.

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

We are subject to risks related to our management of ESG activities.

Our business faces increasing public scrutiny related to ESG activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business.

Our Investment Advisor and Administrator each have the ability to resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

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

Moreover, pursuant to the Resource Sharing Agreement, Palmer Square provides the Investment Advisor with experienced investment professionals and services so as to enable the Investment Advisor to fulfill its obligations under the Advisory Agreement, and such Resource Sharing Agreement may itself be terminated on 60 days’ notice. If Palmer Square were to so terminate the Resource Sharing Agreement, the Investment Advisor may be required to seek to find an alternate means of fulfilling its obligations under the Advisory Agreement, or to resign.

We are highly dependent on information systems, and systems failures or cyber-attacks could significantly disrupt our business, which may, in turn, negatively affect the value of shares of our common stock and our ability to pay distributions.

Our business relies on secure information technology systems. These systems are exposed to operational and information security risks resulting from cyberattacks that threaten the confidentiality, integrity or availability of our information resources (i.e., cyber incidents). Cyber incidents can result from unintentional events (such as an inadvertent release of confidential information) or deliberate attacks by insiders or third parties. These attacks could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing and unauthorized release of confidential information, corrupting data, denial of service attacks on our websites, “ransomware” that renders systems inoperable until ransom is paid, or various other forms of cybersecurity breaches. Cyber security incidents and cyber-attacks have been occurring more frequently and will likely continue to increase. Such cyber incidents could result in disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could have a material adverse effect on our business, financial condition and results of operations. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by the Investment Advisor and third-party service providers. Cyber incidents affecting us, our Investment Advisor, or third-party service providers may adversely impact us or the companies in which we invest, causing our investments to lose value. We, along with our Investment Advisor, have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions. However, these measures may not be effective, and there can be no assurance that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident. In addition, the costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means, and we may be required to expend additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. Furthermore, cybersecurity continues to be a key priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

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

We may invest in derivatives or other assets that expose us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.

We may invest in derivatives and other assets that are subject to many of the same types of risks related to the use of leverage. In October 2020, the SEC adopted Rule 18f-4 under the 1940 Act regarding the ability of a BDC to use derivatives and other transactions that create future payment or delivery obligations. Under Rule 18f-4, BDCs that use derivatives are subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined under Rule 18f-4. Under Rule 18f-4, a BDC may enter into an unfunded commitment agreement (which may include delayed draw and revolving loans) that will not be deemed to be a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

We have adopted updated policies and procedures in compliance with Rule 18f-4. We expect to qualify as a “limited derivatives user.” Future legislation or rules may modify how we treat derivatives and other financial arrangements for purposes of our compliance with the leverage limitations of the 1940 Act and, therefore, may increase or decrease the amount of leverage currently available to us under the 1940 Act, which may be materially adverse to us and our stockholders.

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

In order to qualify and be subject to tax as a RIC under the Code, we must be a BDC at all times during each taxable year and meet certain source-of-income, asset diversification and distribution requirements. If we do not maintain our status as a BDC, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax. The distribution requirement for a RIC is satisfied if we distribute dividends in respect of each taxable year of an amount generally at least equal to 90% of our investment company taxable income, determined without regard to any deduction for dividends paid, to our stockholders. We are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to enable us to be subject to tax as a RIC. If we are unable to obtain cash from other sources, we may fail to be subject to tax as a RIC and, thus, may be subject to corporate-level income tax. To qualify to be subject to tax as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to satisfy these requirements. Because most of our investments will be in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify to be subject to tax as a RIC for any reason and become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to our stockholders and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders.

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

We cannot assure you that we will be treated as a publicly offered regulated investment company for all years. Unless and until we are treated as a “publicly offered regulated investment company” (within the meaning of Section 67 of the Code) by reason of either (i) shares of our common stock and our preferred stock (if any) collectively are held by at least 500 persons at all times during a taxable year, (ii) shares of our common stock are treated as regularly traded on an established securities market or (iii) shares of our common stock are continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act), each U.S. stockholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. stockholder’s allocable share of the management fees paid to our Investment Advisor and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholder. For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. stockholder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions generally are deductible by a U.S. stockholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. stockholder’s miscellaneous itemized deductions exceeds 2% of such U.S. stockholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under Section 68 of the Code.

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

The U.S. and global capital markets have, from time to time, experienced periods of disruption characterized by the freezing of available credit, a lack of liquidity in the debt capital markets, significant losses in the principal value of investments, the re-pricing of credit risk in the broadly syndicated credit market, the failure of major financial institutions and general volatility in the financial markets. During these periods of disruption, general economic conditions deteriorated with material and adverse consequences for the broader financial and credit markets, and the availability of debt and equity capital for the market as a whole, and financial services firms in particular, was reduced significantly. These conditions may reoccur for a prolonged period of time or materially worsen in the future.

We may in the future have difficulty accessing debt and equity capital markets, and a severe disruption in the global financial markets, deterioration in credit and financing conditions, uncertainty between the United States and other countries with respect to trade policies, or uncertainty regarding U.S. government spending and deficit levels or other global economic and political conditions, including future recessions, political instability, geopolitical turmoil and foreign hostilities, and disease, pandemics and other serious health events, could have a material adverse effect on our business, financial condition and results of operations.

Events outside of our control, including public health crises, could negatively affect our portfolio companies, our Investment Advisor and the results of our operations.

Periods of market volatility could continue to occur in response to pandemics or other events outside of our control. We, the Investment Advisor, and the portfolio companies in which we invest in could be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, such as acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, acts of war, terrorism, labor strikes, major plant breakdowns, pipeline or electricity line ruptures, failure of technology, defective design and construction, accidents, demographic changes, government macroeconomic policies, social instability, etc.). Some force majeure events could adversely affect the ability of a party (including us, the Investment Advisor, a portfolio company or a counterparty to us, the Investment Advisor, or a portfolio company) to perform its obligations until it is able to remedy the force majeure event or could lead to the unavailability of essential equipment and technologies. These risks could, among other effects, adversely impact the cash flows available from a portfolio company, damage property, cause personal injury or loss of life, or instigate disruptions of service. Certain events causing catastrophic loss could be either uninsurable, or insurable at such high rates as to adversely impact us, the Investment Advisor, or our portfolio companies, as applicable, and insurance proceeds received, if any, could be inadequate to completely or even partially cover any loss of revenues or investments, any increases in operating and maintenance expenses, or any replacements or rehabilitation of property. Force majeure events that are incapable of or are too costly to cure could have permanent adverse effects.

In addition, certain force majeure events (such as events of war or an outbreak of an infectious disease) could have a broader negative impact on the world economy and international business activity generally, or in any of the countries in which we invest or in which our portfolio companies operate. Such force majeure events could result in or coincide with: increased volatility in the global securities, derivatives and currency markets; a decrease in the reliability of market prices and difficulty in valuing assets; greater fluctuations in currency exchange rates; increased risk of default (by both government and private issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; less governmental regulation and supervision of the securities markets and market participants and decreased monitoring of the markets by governments or self-regulatory organizations and reduced enforcement of regulations; limited, or limitations on, the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.

Additionally, a major governmental intervention into industry, including the nationalization of an industry or the assertion of control over one or more portfolio companies or its assets, could result in a loss to us, including if the investment in such portfolio companies is canceled, unwound or acquired (which could result in inadequate compensation). Any of the foregoing could therefore have an adverse effect on our business and results of operations.

The COVID-19 pandemic resulted in a period of capital markets disruption and economic uncertainty.

The U.S. capital markets experienced extreme volatility and disruption following the global outbreak of COVID-19. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a prolonged period of world-wide economic downturn. Disruptions in the capital markets have in the past increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. Such disruptions and/or illiquidity adversely effected our business, financial condition, results of operations and cash flows, and future market disruptions and/or illiquidity may again negatively impact us. Such unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments. We also face an increased risk of investor, creditor or portfolio company disputes, litigation and governmental and regulatory scrutiny as a result of the effects of COVID-19, including multiple variants thereof, on economic and market conditions.

Global economic, political and market conditions, including downgrades of the U.S. credit rating, may adversely affect our business, results of operations and financial condition.

The current global financial market situation, as well as various social and political tensions in the United States and around the world (including the bilateral relationship between the U.S. and China and the conflict between Russia and Ukraine), may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the U.S. and worldwide. The impact of downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns and uncertainty surrounding transfers of power could adversely affect the U.S. and global financial markets and economic conditions.

In addition, there will likely continue to be considerable uncertainty as to the United Kingdom’s post-transition and post-withdrawal framework following its withdrawal from the European Union (“Brexit”), in particular as to the arrangements which will apply to its relationships with the European Union and with other countries. The new Trade and Cooperation Agreement reached between the European Union and the United Kingdom in late 2020 is untested and may lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European and global markets for some time.

The Russian invasion of Ukraine may have a material adverse impact on us and our portfolio companies.

The conflict between Russia and Ukraine could lead to disruption, instability and volatility in global markets, economies and industries that could negatively impact our business, results of operations and financial condition. The conflict has already resulted in significant volatility in certain equity, debt and currency markets, material increases in certain commodity prices, and economic uncertainty. The conflict may escalate and its resolution is unclear. The U.S. government and other governments have imposed severe sanctions against Russia and Russian interests and threatened additional sanctions and controls. Sanctions and export control laws and regulations are complex, frequently changing, and increasing in number, and they may impose additional legal compliance costs or business risks associated with our operations.

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

Holders

As of February 28, 2023, we had 215 record holders of our common stock.

Distributions

The following table reflects the distributions declared on shares during the fiscal year ended December 31, 2022:

Declaration Date	Record Date	Per Share	Payment Date	Total Distributions Declared
5/12/2022	5/17/2022	$0.370	5/18/2022	$8,439,969
8/11/2022	8/16/2022	0.440	8/17/2022	10,147,434
11/10/2022	11/15/2022	0.440	11/16/2022	10,284,466
12/30/2022	12/30/2022	0.640	1/17/2023	15,183,248
				$44,055,117

The following table reflects the distributions declared on shares during the fiscal year ended December 31, 2021:

Declaration Date	Record Date	Per Share	Payment Date	Total Distributions Declared
5/13/2021	5/18/2021	$0.31	5/19/2021	$4,050,180
8/12/2021	8/17/2021	0.25	8/18/2021	3,738,707
11/12/2021	11/16/2021	0.17	11/17/2021	3,713,626
12/30/2021	12/31/2021	0.65	1/19/2022	14,449,980
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

Recent sales of Unregistered Securities

During the year ended December 31, 2022, the Company issued and sold 1,716,297 shares of its common stock at an aggregate purchase price of approximately $29.2 million. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

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

Forward Looking Statements

This annual report on Form 10-K contains forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. Undue reliance should not be placed on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

●	our future operating results;

●	our business prospects and the prospects of our portfolio companies;

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including changes from the impact of the novel coronavirus (SARS-CoV-2) and related respiratory disease (“COVID-19”) pandemic;

●	uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, and the war between Russia and Ukraine;

●	the ability of the Investment Advisor to locate suitable investments for us and to monitor and administer our investments;

●	the ability of the Investment Advisor and its affiliates to attract and retain highly talented professionals;

●	risk associated with possible disruptions in our operations or the economy generally;

●	the timing of cash flows, if any, from the operations of the companies in which we invest;

●	the ability of the companies in which we invest to achieve their objectives, including as a result of adverse events, such as the COVID-19 pandemic;

●	our ability to continue to effectively manage our business due to the disruptions caused by adverse events, such as the COVID-19 pandemic;

●	the dependence of our future success on the general economy and its effect on the industries in which we invest;

●	our ability to maintain our qualification as a BDC and as a RIC under the Code;

●	the use of borrowed money to finance a portion of our investments;

●	the adequacy, availability and pricing of our financing sources and working capital;

●	actual or potential conflicts of interest with the Investment Advisor and its affiliates;

●	our contractual arrangements and relationships with third parties;

●	the current economic downturn, interest rate volatility, loss of key personnel, and the illiquid nature of our investments; and

●	the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” and elsewhere in this annual report on Form 10-K.

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

Portfolio and Investment Activity

As of December 31, 2022, our weighted average total yield to maturity of debt and income producing securities at fair value was 11.47%, and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 8.70%.

As of December 31, 2021, our weighted average total yield to maturity of debt and income producing securities at fair value was 5.77% and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 5.91%.

As of December 31, 2022, we had 204 debt and equity investments in 176 portfolio companies with an aggregate fair value of approximately $966.9 million.

As of December 31, 2021, we had 240 debt and private investments in 212 portfolio companies with an aggregate fair value of approximately $1.1 billion.

Our investment activity for the years ended December 31, 2022 and December 31, 2021 is presented below (information presented herein is at amortized cost unless otherwise indicated).

	For the Year Ended
	December 31, 2022	December 31, 2021

New investments:
Gross investments	$278,951,054	$926,351,937
Less: sold investments	(314,355,643)	(401,760,802)
Total new investments	(35,404,589)	524,591,135

Principal amount of investments funded:
First-lien senior secured debt investments	$247,233,397	$829,591,637
Second-lien senior secured debt investments	19,102,118	57,492,916
Corporate bonds	-	2,883,300
Convertible bonds	3,728,288	1,025,000
Collateralized securities and structured products - debt	-	14,757,907
CLO Equity	8,887,251	20,101,177
Common stock	-	500,000
Total principal amount of investments funded	278,951,054	926,351,937

Principal amount of investments sold or repaid:
First-lien senior secured debt investments	292,852,517	380,386,061
Second-lien senior secured debt investments	11,938,325	12,583,308
Corporate Bonds	987,500	-
Convertible bonds	4,504,808	3,026
CLO Equity	1,976,080	-
Collateralized securities and structured products - debt	1,501,875	8,788,407
Common Stock	594,538	-
Total principal amount of investments sold or repaid	314,355,643	401,760,802

Our investment activity for the years ended December 31, 2022 and December 31, 2021 is presented below (information presented herein is at Par unless otherwise indicated). New investment commitment refers to funded commitments in new securities made during the year that remained outstanding as of December 31, 2022 and December 31, 2021 respectively.

	For the Year Ended
	December 31, 2022	December 31, 2021
Number of new investment commitments	38	155
Average new investment commitment amount	$4,784,093	$4,521,355
Weighted average maturity for new investment commitments	5.95 years	5.85 years
Percentage of new debt investment commitments at floating rates	100.00%	99.42%
Percentage of new debt investment commitments at fixed rates	0.00%	0.58%
Weighted average interest rate of new investment commitments(1)	9.17%	4.80%
Weighted average spread over reference rate of new floating rate investment commitments(2)	4.80%	4.39%
Weighted average interest rate on investment sold or paid down	5.45%	4.40%

(1)	New CLO equity investments do not have an ascribed interest rate, and are therefore excluded from the calculation.

(2)	Variable rate loans bear interest at a rate that may be determined by reference to either a) LIBOR (which can include one-, two-, three- or six-month LIBOR) or b) the CME Term Secured Overnight Financing Rate (“SOFR” or “S”) (which can include one-, three-, or six-month SOFR), which resets periodically based on the terms of the loan agreement. At the borrower’s option, loans may instead reference an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), which also resets periodically based on the terms of the loan agreements. Loans that reference SOFR may include a Credit Spread Adjustment (“CSA”), where the CSA is a defined additional spread amount based on the tenor of SOFR the borrower selects (making the reference rate S+CSA).

As of December 31, 2022 and December 31, 2021, our investments consisted of the following:

	December 31, 2022		December 31, 2021
	Amortized	Fair	Amortized	Fair
Investments:	Cost	Value	Cost	Value
First-lien senior secured debt	$951,753,250	$870,880,344	$1,003,839,402	$1,007,407,474
Second-lien senior secured debt	71,513,263	58,118,340	64,317,453	64,658,512
Corporate Bonds	1,884,529	1,332,888	2,883,596	2,947,571
Convertible Bond	-	-	1,021,974	942,069
CLO Mezzanine	17,589,330	14,732,721	18,907,287	19,105,394
CLO Equity	27,012,348	21,800,224	20,101,177	20,253,800
Equity	-	-	500,000	800,000
Short-term investments	50,347,215	50,347,215	78,142,764	78,142,764
Total Investments	$1,120,099,935	$1,017,211,732	$1,189,713,653	$1,194,257,584

The table below describes investments by industry composition based on fair value as of December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021

Software	12.9%	10.2%
Healthcare Providers and Services	9.9%	10.8%
IT Services	8.4%	9.4%
Professional Services	5.9%	6.4%
Insurance	5.8%	5.7%
Cash and Cash Equivalents	4.9%	6.5%
Hotels, Restaurants and Leisure	3.9%	3.5%
Building Products	3.7%	3.0%
Chemicals	3.3%	2.2%
Media	3.2%	3.9%
Independent Power and Renewable Electricity Producers	2.8%	3.1%
Diversified Financial Services	2.6%	1.8%
Aerospace and Defense	2.5%	0.9%
Construction and Engineering	2.5%	1.7%
Structured Subordinated Note	2.1%	1.7%
Healthcare Technology	2.1%	2.1%
Metals and Mining	2.0%	1.5%
Auto Components	1.9%	1.5%
Oil, Gas and Consumable Fuels	1.7%	3.0%
Diversified Consumer Services	1.6%	0.8%
Containers and Packaging	1.5%	1.8%
Structured Note	1.4%	1.6%
Food Products	1.3%	1.1%
Specialty Retail	1.3%	1.2%
Commercial Services and Supplies	1.3%	1.5%
Electronic Equipment, Instruments and Components	1.2%	1.1%
Internet Software and Services	1.1%	1.3%
Healthcare Equipment and Supplies	0.9%	2.0%
Airlines	0.8%	1.3%
Real Estate Management and Development	0.6%	0.6%
Wireless Telecommunication Services	0.6%	0.6%
Machinery	0.6%	0.3%
Pharmaceuticals	0.6%	0.8%
Energy Equipment and Services	0.6%	-%
Electrical Equipment	0.5%	0.6%
Road and Rail	0.5%	0.6%
Technology Hardware, Storage and Peripherals	0.4%	0.5%
Industrial Conglomerates	0.4%	0.8%
Household Durables	0.3%	0.4%
Diversified Telecommunication Services	0.3%	1.4%
Textiles, Apparel and Luxury Goods	0.1%	0.1%
Leisure Products	-%	0.4%
Electric Utilities	-%	0.3%
Total	100.0%	100.0%

The table below shows the weighted average yields and interest rate of our debt investments at fair value as of December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
Weighted average total yield of debt and income producing securities	11.47%	5.77%
Weighted average interest rate of debt and income producing securities(1)	8.83%	4.80%
Weighted average spread over reference rate of all floating rate investments(2)	4.47%	4.31%

(1)	CLO equity securities are considered income producing securities but do not have an ascribed interest rate, and therefore are excluded from the calculation

(2)	Variable rate loans bear interest at a rate that may be determined by reference to either a) LIBOR (which can include one-, two-, three- or six-month LIBOR) or b) SOFR (which can include one-, three-, or six-month SOFR), which resets periodically based on the terms of the loan agreement. At the borrower’s option, loans may instead reference an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), which also resets periodically based on the terms of the loan agreements. Loans that reference SOFR may include CSA, where the CSA is a defined additional spread amount based on the tenor of SOFR the borrower selects (making the reference rate S+CSA).

Results of Operations

The following table represents the operating results for the years ended December 31, 2022 and December 31, 2021:

	For the Year Ended December 31,
	2022	2021
Total investment income	$74,499,900	$39,685,653
Less: Net expenses	33,419,068	16,851,412
Net investment income	41,080,832	22,834,241
Net realized gains (losses) on investments	(8,130,187)	4,753,263
Net change in unrealized gains (losses) on investments	(107,432,980)	(8,527,786)

Net increase (decrease) in net assets resulting from operations	$(74,482,335)	$19,059,718

Investment Income

Investment income for the years ended December 31, 2022 and December 31, 2021, was as follows:

	For the Year Ended December 31,
	2022	2021
Interest from investments	$73,705,450	$38,897,216
Dividend income	610,203	9,597
Other income	184,247	778,840
Total investment income	$74,499,900	$39,685,653

For the years ended December 31, 2022 and December 31, 2021, total investment income was driven by interest income from our investments. The size of our investment portfolio at fair value increased from $600.1 million as of December 31, 2020 to $1.1 billion  as of December 31, 2021. The size of our investment portfolio at fair value decreased from $1.1 billion as of December 31, 2021 to $966.9 million as of December 31, 2022. All debt and short-term investments were income producing, and there were no loans on non-accrual status as of December 31, 2022.

Expenses

Operating expenses for the years ended December 31, 2022 and December 31, 2021, was as follows:

	For the Year Ended December 31,
	2022	2021
Interest and debt financing expenses	$23,452,169	$8,616,661
Management fees	8,328,713	6,369,583
Other operating expenses	2,604,275	2,586,366
Directors fees	75,000	75,000
Management fee waiver	(1,041,089)	(796,198)
Net expenses	$33,419,068	$16,851,412

Net expenses for the year ended December 31, 2022 were $33.4 million, which consisted of $23.5 million in interest and debt financing, $8.3 million in management fees, $2.6 million in other operating expenses, and $75 thousand in directors fees offset by $1.0 million in management fee waiver from the Investment Advisor.

Interest expense increased during the year ended December 31, 2022 as a result of an increase in outstanding debt. Average debt outstanding increased from $477.0 million to $667.5 million for the years ended December 31, 2021 and December 31, 2022, respectively. Management fees increased due to a higher value of average net assets during the period. Average net assets increased from $318.5 million to $416.4 million as of December 31, 2021 and December 31, 2022, respectively.

Net expenses for the year ended December 31, 2021 were $16.9 million, which consisted of $8.6 million in interest and debt financing, $6.4 million in management fees, $2.6 million in other operating expenses, and $75 thousand in directors fees offset by $796 thousand in management fee waiver from the Investment Advisor.

Net Change in Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the years ended December 31, 2022 and December 31, 2021, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the Year Ended December 31,
	2022	2021
Unrealized gains on investments	$1,635,443	$6,224,196
Unrealized (losses) on investments	(109,068,423)	(14,751,982)
Net change in unrealized gains (losses) on investments	$(107,432,980)	$(8,527,786)

The change in unrealized appreciation (depreciation) for the years ended December 31, 2022 and December 31, 2021 totaled $(107.4) million and $(8.5) million, respectively. For the year ended December 31, 2022, this consisted of net unrealized depreciation of $106.2 million related to existing portfolio investments and net unrealized depreciation of $1.2 million related to exited portfolio investments (a portion of which has been reclassified to realized gains). For the year ended December 31, 2021, this consisted of net unrealized depreciation of $864 thousand related to existing portfolio investments and unrealized appreciation of $2.7 million related to new portfolio investments, and net unrealized depreciation of $10.4 million related to exited portfolio investments (a portion of which has been reclassified to realized gains).

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

During the year ended December 31, 2022, we experienced a net increase in cash and cash equivalents of $557 thousand. During the period, net cash provided by operating activities was $25.1 million, primarily as a result of proceeds received from sale of investments of $314.4 million, partially offset by fundings of portfolio investments (excluding investments in short-term money market funds) of $279.0 million. We invested in short-term money market funds during the period, and as of the end of the period we held $50.3 million in fair value of short-term money market funds. During the same period, net cash used in financing activities was $24.6 million, primarily consisting of $10.8 million of net repayments under the BoA Credit Facility and WF Credit Facility and distributions paid in cash of $18.8 million, partially offset by proceeds from the issuance of common stock of $5.0 million.

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

As of December 31, 2022 and December 31, 2021, we had cash and cash equivalents of $1.7 million and $1.1 million, respectively. As of December 31, 2022, we had $514.5 million principal outstanding under the BoA Credit Facility and $126.8 million principal outstanding under the WF Credit Facility. As of December 31, 2021, we had $552 million principal outstanding under the BoA Credit Facility and $100 million principal outstanding under the WF Credit Facility.

During the years ended December 31, 2022 and December 31, 2021, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	December 31, 2022			December 31, 2021
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments(1)	% of Capital Commitments Funded
Common stock	$5,023,800	$-	100%	$193,511,571	$4,650,000	98%

(1)	100% of the unfunded commitments were drawn down in January 2022.

As a BDC, we are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. As of December 31, 2022, our asset coverage ratio was 157%.

Capital Contributions

During the years ended December 31, 2022 and December 31, 2021, the Company issued and sold 1,716,297 shares at an aggregate purchase price of $29.2 million and 10,007,526 shares at an aggregate purchase price of $206.6 million, respectively. These amounts include shares issued in reinvestment.

Financing Arrangements

Bank of America Credit Facility

On February 18, 2020, we, through a special purpose wholly-owned subsidiary, PS BDC Funding, entered into the Credit Agreement with the Lenders, BofA N.A. as the administrative agent and BofA Securities, as Lead Arranger and Sole Book Manager, pursuant to which the Lenders agreed to provide us with a revolving line of credit.

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

The loans under the BoA Credit Facility may be base rate loans or eurocurrency rate loans. The base rate loans will bear interest at the base rate plus 1.30%, and the eurocurrency rate loans will bear interest at LIBOR plus 1.30%. The “base rate” will be equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate and (c) LIBOR. The Credit Agreement includes fallback language in the event that LIBOR becomes unavailable. Interest pursuant to base rate loans is payable quarterly in arrears, and interest pursuant to eurocurrency loans is payable either quarterly or monthly, as specified by the Borrowers in a loan notice pertaining thereto. The Credit Agreement requires the payment of a commitment fee of 0.50% for unused Commitments until the four-month anniversary of the Second Amendment to the Credit Agreement. Thereafter, the commitment fee is 0.50% on unused Commitments up to 30% of the BoA Credit Facility, and 1.30% on unused Commitments in excess of 30% of the BoA Credit Facility. Such fee is payable quarterly in arrears. The advance rate for PS BDC Funding’s Eligible Collateral Assets ranges from 40% for Second Lien Bank Loans to 70% for First Lien Bank Loans that are B Assets to 100% for Cash (excluding Excluded Amounts) (as each such term is defined in the Credit Agreement).

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

As of December 31, 2022, we had approximately $514.5 million principal outstanding and $210.5 million of available Commitments under the BoA Credit Facility, and PS BDC Funding was in compliance with the applicable covenants in the BoA Credit Facility on such date.

Wells Fargo Credit Facility

On December 18, 2020, we, through a special purpose wholly-owned subsidiary, PS BDC Funding II, entered into the Loan Agreement with the WF Lenders, WFB as the administrative agent and U.S. Bank, as Collateral Agent and Custodian, pursuant to which the WF Lenders agreed to provide us with a line of credit.

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

As of December 31, 2022, we had approximately $126.8 million outstanding and $23.2 million of available Commitments under the WF Credit Facility, and PS BDC Funding II was in compliance with the applicable covenants in the WF Credit Facility on such date.

Distribution Policy

To the extent that we have income available, we intend to distribute quarterly dividends to our stockholders. Our quarterly dividends, if any, will be determined by our Board. Any dividends to our stockholders will be declared out of assets legally available for distribution.

We have elected to be treated, and intend to operate in a manner so as to continuously qualify, as a RIC under the Code. To obtain and maintain RIC tax treatment, among other things, we must distribute dividends to our stockholders in respect of each taxable year of an amount at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses (“investment company taxable income”), determined without regard to any deduction for dividends paid. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute dividends to our stockholders in respect of each calendar year of an amount at least equal to the sum of: (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for such calendar year; (2) 98.2% of our capital gains in excess of capital losses (“capital gain net income”), adjusted for certain ordinary losses, generally for the one-year period ending on October 31 of such calendar year; and (3) any net ordinary income and capital gain net income for preceding years that were not distributed during such years and on which we previously paid no U.S. federal income tax. Under certain applicable provisions of the Code and U.S. Treasury regulations, distributions payable in cash or in shares of stock at the election of the stockholders are treated as taxable dividends. The IRS has published guidance indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 20% of the total distribution. Under this guidance, if too many stockholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). If we decide to make any distributions consistent with this guidance that are payable in part in stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, shares of our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the value of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, the Company may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock.

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

We value investments for which market quotations are readily available at such market quotations. Assets listed on an exchange will be valued at their last sales prices as reported to the consolidated quotation service at 4:00 P.M. eastern time on the date of determination. If no such sales of such securities occurred, such securities will be valued at the mean between the last available bid and ask prices as reported by an independent, third-party pricing service on the date of determination (unless the prices provided by the pricing service is believed by the Investment Advisor to be unreliable or a significant event has occurred subsequent to the provision of the prices that the Investment Advisor determines will affect the fair value of the securities). Debt and equity securities whose market prices are not readily available (or for which either of the events noted in the parenthetical immediately above occur) are valued at fair value by the Investment Advisor. Such determination of fair values may involve subjective judgments and estimates, although we will also engage independent valuation providers to review the valuation of each portfolio investment that constitutes a material portion of our portfolio and that does not have a readily available market quotation at least once annually. With respect to unquoted securities, our Investment Advisor will value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. With respect to Level 3 assets, we intend to retain one or more independent providers of financial advisory services to assist the Investment Advisor by performing certain limited third-party valuation services. We may appoint additional or different third-party valuation firms in the future.

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

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at December 31, 2022 is as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
BoA Credit Facility, Net	$513,726,164	$-	$513,726,164	$-	$-
WF Credit Facility, Net	$127,583,253	$-	$127,583,253	$-	$-
Total contractual obligations	$641,309,417	$-	$641,309,417	$-	$-

Off-Balance Sheet Arrangements

Unfunded commitments to provide funds to portfolio companies are not recorded on our consolidated statements of assets and liabilities. Our unfunded commitments may be significant from time to time. Unfunded commitments may expire without being drawn upon and the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2022 and December 31, 2021, we had two unfunded commitments totaling $2.6 million, and nine unfunded commitments totaling $11.3 million, respectively. See “Note 8. Commitments and Contingencies” in the notes to the accompanying consolidated financial statements for specific identification of the unfunded commitments. We believe we maintain sufficient liquidity in the form of cash (including restricted cash, if any), receivables and borrowing capacity to fund these unfunded commitments should the need arise. See Financial Condition, Liquidity and Capital Resources above.

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

Assuming that the consolidated statement of assets and liabilities as of December 31, 2022 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rate.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(2,648,808)	$(1,603,125)	$(1,045,683)
Up 100 basis points	10,526,946	6,412,500	4,114,446
Up 200 basis points	20,874,973	12,825,000	8,049,973
Up 300 basis points	31,156,719	19,237,500	11,919,219

The data in the table are based on our current statement of assets and liabilities. As of December 31, 2022, the Company had $11.7 million in net purchases that had not yet settled and $2.6 million in unfunded commitments. After settlement of these purchases, the change in interest expense will be larger as a result of the increase in the amount borrowed under the BoA Credit Facility or WF Credit Facility, as applicable. The table does not include any change in dividend income from our money market investments.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Palmer Square Capital BDC Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments of Palmer Square Capital BDC Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of changes in net assets and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations, changes in its net assets and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2022 and 2021 by correspondence with the custodian, brokers and agent banks. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Kansas City, Missouri

March 10, 2023

We have served as the Company’s auditor since 2019.

PCAOB ID: 238

Palmer Square Capital BDC Inc.

Consolidated Statement of Assets and Liabilities

	December 31, 2022	December 31, 2021
Assets:
Non-controlled, non-affiliated investments, at fair value (amortized cost of $1,120,099,935 and $1,189,713,653, respectively)	$1,017,211,732	$1,194,257,584
Cash and cash equivalents	1,650,801	1,093,503
Receivables:
Receivable for sales of investments	31,014,356	17,393,877
Receivable for paydowns of investments	136,119	227,548
Due from investment adviser	234,102	280,740
Dividend receivable	141,997	833
Interest receivable	6,465,594	3,836,068
Prepaid expenses and other assets	598,327	195,996
Total Assets	$1,057,453,028	$1,217,286,149

Liabilities:
Credit facilities, net (Note 6)	$641,309,417	$649,910,497
Payables:
Payable for investments purchased	42,750,748	104,278,958
Distributions payable	6,941,066	5,874,681
Management fee payable	1,872,815	2,245,918
Directors fee payable	-	5,000
Accrued other general and administrative expenses	1,135,500	2,173,507
Total Liabilities	$694,009,546	$764,488,561

Commitments and contingencies (Note 8)

Net Assets:
Common Shares, $0.001 par value; 450,000,000 shares authorized; 24,286,628 and 22,570,331 as of December 31, 2022 and December 31, 2021, respectively issued and outstanding	$24,287	$22,570
Additional paid-in capital	473,921,377	444,739,748
Total distributable earnings (accumulated deficit)	(110,502,182)	8,035,270
Total Net Assets	$363,443,482	$452,797,588
Total Liabilities and Net Assets	$1,057,453,028	$1,217,286,149
Net Asset Value Per Common Share	$14.96	$20.06

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statement of Operations

	For the Year Ended December 31
	2022	2021
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$73,705,450	$38,897,216
Dividend income	610,203	9,597
Other income	184,247	778,840
Total investment income from non-controlled, non-affiliated investments	74,499,900	39,685,653
Total Investment Income	74,499,900	39,685,653

Expenses:
Interest expense	23,452,169	8,616,661
Management fees	8,328,713	6,369,583
Professional fees	741,961	758,435
Directors fees	75,000	75,000
Other general and administrative expenses	1,862,314	1,827,931
Total Expenses	34,460,157	17,647,610
Less: Management fee waiver (Note 3)	(1,041,089)	(796,198)
Net expenses	33,419,068	16,851,412
Net Investment Income (Loss)	41,080,832	22,834,241

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses):
Non-controlled, non-affiliated investments	(8,130,187)	4,753,263
Total net realized gains (losses)	(8,130,187)	4,753,263
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(107,432,980)	(8,527,786)
Total net change in unrealized gains (losses)	(107,432,980)	(8,527,786)
Total realized and unrealized gains (losses)	(115,563,167)	(3,774,523)

Net Increase (Decrease) in Net Assets Resulting from Operations	$(74,482,335)	$19,059,718

Per Common Share Data:
Basic and diluted net investment income per common share	$1.78	$1.47
Basic and diluted net increase (decrease) in net assets resulting from operations	$(3.22)	$1.23
Weighted Average Common Shares Outstanding - Basic and Diluted	23,130,666	15,494,614

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statement of Changes in Net Assets

	For the Year Ended December 31
	2022	2021
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$41,080,832	$22,834,241
Net realized gains (losses) on investments and foreign currency transactions	(8,130,187)	4,753,263
Net change in unrealized gains (losses) on investments, foreign currency translations, and foreign currency exchange contracts	(107,432,980)	(8,527,786)
Net Increase (Decrease) in Net Assets Resulting from Operations	(74,482,335)	19,059,718

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(43,102,007)	(17,845,775)
Distributions declared from realized gains	(953,110)	(8,106,718)
Net Decrease in Net Assets Resulting from Stockholder Distributions	(44,055,117)	(25,952,493)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	5,023,801	188,861,571
Reinvestment of distributions	24,159,545	17,683,821
Net Increase in Net Assets Resulting from Capital Share Transactions	29,183,346	206,545,392
Total Increase (Decrease) in Net Assets	(89,354,106)	199,652,617
Net Assets, Beginning of Period	452,797,588	253,144,971
Net Assets, End of Period	$363,443,482	$452,797,588

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.
Consolidated Statement of Cash Flows

	For the Year Ended December 31
	2022	2021
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(74,482,335)	$19,059,718
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gains)/losses on investments	8,130,187	(4,753,263)
Net change in unrealized (gains)/losses on investments	107,432,980	8,527,786
Net accretion of discount on investments	(1,717,453)	(286,282)
Purchases of short-term investments	(374,447,403)	(662,604,311)
Purchases of portfolio investments	(278,951,054)	(926,351,937)
Proceeds from sale of short-term investments	402,242,952	637,566,416
Proceeds from sale of portfolio investments	314,355,643	406,800,208
Amortization of deferred financing cost	988,243	909,269
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in receivable for sales of investments	(13,620,479)	(5,631,875)
(Increase)/decrease in interest and dividends receivable	(2,770,690)	(2,224,325)
(Increase)/decrease in due from investment adviser	46,638	(125,387)
(Increase)/decrease in receivable for paydowns of investments	91,429	(106,157)
(Increase)/decrease in prepaid expenses and other assets	(402,331)	(195,996)
Increase/(decrease) in interest payable on credit facilities	1,160,678	-
Increase/(decrease) in payable for investments purchased	(61,528,210)	88,725,508
Increase/(decrease) in management fees payable	(373,103)	1,003,097
Increase/(decrease) in directors fee payable	(5,000)	-
Increase/(decrease) in accrued other general and administrative expenses	(1,038,008)	1,676,221
Net cash provided by (used in) operating activities	25,112,684	(438,011,310)
Cash Flows from Financing Activities:
Borrowings on the credit facilities	81,250,000	256,629,745
Payments on the credit facilities	(92,000,000)	-
Payments of debt issuance costs	-	(780,621)
Distributions paid in cash	(18,829,187)	(6,288,461)
Proceeds from issuance of common shares, net of change in subscriptions receivable of $ -	5,023,801	188,861,571
Net cash provided by (used in) financing activities	(24,555,386)	438,422,234
Net increase/(decrease) in cash and cash equivalents	557,298	410,924
Cash and cash equivalents, beginning of period	1,093,503	682,579
Cash and cash equivalents, end of period	$1,650,801	$1,093,503

Supplemental and Non-Cash Information:
Interest paid during the period	$22,291,491	$7,313,093
Distributions declared during the period	$44,055,117	$25,952,493
Reinvestment of distributions during the period	$24,159,545	$17,683,821
Distributions payable	$6,941,066	$5,874,681

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of December 31, 2022

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
Debt Investments
First Lien Senior Secured(2)
AAdvantage Loyalty IP Ltd. (4)(7)	Insurance	8.99% (L + 4.75%)	4/20/2028	$3,750,000	$3,716,805	$3,740,039	0.9%
AccentCare, Inc. (7)	Healthcare Providers and Services	8.73% (L + 4.00%)	6/22/2026	5,970,140	5,971,668	4,059,695	1.1%
Acrisure, LLC (7)	Insurance	7.88% (L + 3.50%)	2/12/2027	5,842,349	5,829,939	5,496,511	1.5%
Acrisure, LLC (7)	Insurance	8.63% (L + 4.25%)	2/15/2027	4,999,500	4,968,962	4,851,590	1.3%
AI Aqua Merger Sub, Inc., (7)(8)	Food Products	7.97% (S + 3.75%)	6/16/2028	7,661,500	7,664,792	7,235,329	2.0%
Aimbridge Acquisition Co., Inc. (7)	Hotels, Restaurants and Leisure	8.13% (L + 3.75%)	2/2/2026	4,936,225	4,848,346	4,508,945	1.2%
Alliant Holdings Intermediate LLC (7)	Insurance	7.85% (L + 3.50%)	11/5/2027	5,925,000	5,919,495	5,799,094	1.6%
Allied Universal Holdco LLC (7)	Professional Services	8.17% (S + CSA + 3.75%)	4/7/2028	6,912,500	6,907,152	6,580,735	1.8%
Amentum Government Services Holdings LLC (7)	Aerospace and Defense	8.76% (S + 4.00%)	2/15/2029	5,970,000	5,944,146	5,831,944	1.6%
American Rock Salt Company LLC (7)	Metals and Mining	8.38% (L + 4.00%)	6/9/2028	5,914,950	5,906,545	5,582,234	1.5%
Amynta Agency Borrower, Inc. (7)	Insurance	8.88% (L + 4.50%)	2/28/2025	8,837,032	8,726,822	8,395,181	2.3%
AP Gaming I, LLC (4)(5)(7)	Hotels, Restaurants and Leisure	8.73% (S + CSA + 4.00%)	2/15/2029	8,689,362	8,574,269	8,254,894	2.3%
Aptean Inc (7)(8)	Software	8.98% (L + 4.25%)	4/23/2026	7,804,752	7,806,146	7,492,562	2.1%
AQA Acquisition Holding, Inc. (5)(7)	Software	8.98% (L + 4.25%)	11/19/2027	8,431,026	8,314,473	8,107,865	2.2%
ARC Falcon I Inc. (7)	Chemicals	8.13% (L + 3.75%)	8/31/2028	4,319,427	4,298,413	3,740,771	1.0%
Aruba Investments Holdings, LLC (7)	Chemicals	8.14% (L + 4.00%)	10/28/2027	2,463,819	2,437,480	2,400,178	0.7%
Ascend Learning, LLC (7)	Professional Services	7.88% (L + 3.50%)	11/18/2028	7,425,000	7,392,488	7,038,789	1.9%
AssuredPartners, Inc. (7)	Insurance	7.88% (L + 3.50%)	2/12/2027	4,416,472	4,421,141	4,288,394	1.2%
AssuredPartners, Inc. (7)	Insurance	7.82% (S + 3.50%)	2/12/2027	1,985,000	1,973,934	1,932,398	0.5%
Athletico Management, LLC (7)	Healthcare Providers and Services	8.98% (S + CSA + 4.25%)	2/2/2029	7,188,875	7,157,111	5,890,384	1.6%
Autokiniton US Holdings, Inc. (7)(8)	Auto Components	8.79% (L + 4.50%)	3/27/2028	8,134,273	8,142,050	7,895,370	2.2%
Aveanna Healthcare LLC (4)(5)(7)	Healthcare Providers and Services	8.14% (L + 3.75%)	6/30/2028	5,149,341	5,111,181	3,988,165	1.1%
Barracuda Networks, Inc. (7)	Software	8.59% (S + 4.50%)	4/13/2029	7,500,000	7,285,329	7,245,825	2.0%
BBB Industries (8)	Auto Components	9.67% (S + CSA + 5.25%)	6/29/2029	4,000,000	3,616,539	3,650,000	1.0%
BCP Renaissance Parent LLC (7)	Oil, Gas and Consumable Fuels	7.82% (S + 3.50%)	10/30/2026	7,569,511	7,554,173	7,511,377	2.1%
Belfor Holdings, Inc. (5)(7)	Commercial Services and Supplies	8.38% (L + 3.75%)	3/31/2026	1,994,832	1,989,845	1,984,858	0.5%
Castle US Holding Corporation (7)(8)	Professional Services	8.38% (L + 4.00%)	1/29/2027	6,037,233	5,981,767	3,758,177	1.0%
Castle US Holding Corporation (8)	Professional Services	8.13% (L + 3.75%)	1/29/2027	1,974,737	1,966,699	1,230,508	0.3%
CCI Buyer, Inc. (7)(8)	Wireless Telecommunication Services	8.58% (S + 4.00%)	12/17/2027	6,795,280	6,789,067	6,509,879	1.8%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of December 31, 2022

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
CCS-CMGC Holdings, Inc. (7)	Healthcare Providers and Services	9.91% (L + 5.50%)	10/1/2025	5,355,711	5,303,965	4,263,360	1.2%
CDK Global (7)	Software	9.08% (S + 4.50%)	7/6/2029	4,000,000	3,883,280	3,970,680	1.1%
Congruex Group LLC (8)	Construction and Engineering	9.99% (S + CSA + 5.75%)	4/28/2029	6,218,750	6,073,258	6,063,281	1.7%
Connectwise LLC (7)	IT Services	7.88% (L + 3.50%)	9/29/2028	7,920,000	7,908,488	7,543,800	2.1%
Consolidated Communications, Inc. (4)(7)	Diversified Telecommunication Services	7.88% (L + 3.50%)	10/2/2027	1,428,009	1,412,497	1,265,573	0.3%
ConvergeOne Holdings Corp. (7)(8)	IT Services	9.38% (L + 5.00%)	1/4/2026	9,839,102	9,682,304	5,765,959	1.6%
Corelogic, Inc. (7)	Internet Software and Services	7.94% (L + 3.50%)	4/14/2028	7,900,000	7,893,718	6,618,739	1.8%
CP Atlas Buyer, Inc (7)	Building Products	7.88% (L + 3.50%)	11/23/2027	6,894,514	6,800,708	6,064,484	1.7%
Creation Technologies, Inc. (4)(8)	Electronic Equipment, Instruments and Components	9.25% (L + 5.50%)	9/14/2028	4,975,000	4,911,130	4,004,875	1.1%
Curia Global, Inc. (7)	Healthcare Providers and Services	8.16% (L + 3.75%)	8/30/2026	4,850,056	4,836,404	4,017,980	1.1%
Dave & Buster’s, Inc. (4)(5)(7)	Hotels, Restaurants and Leisure	9.44% (S + CSA + 5.00%)	6/22/2029	5,000,000	4,981,250	4,982,825	1.4%
DCert Buyer, Inc. (7)	IT Services	8.70% (S + 4.00%)	10/16/2026	7,835,452	7,835,021	7,586,402	2.1%
Deerfield Dakota Holding, LLC (7)	Diversified Financial Services	8.07% (S + 3.75%)	2/25/2027	4,875,000	4,824,100	4,564,999	1.3%
Delta Topco, Inc. (7)	IT Services	8.15% (S + 3.75%)	10/29/2027	6,902,406	6,897,810	6,398,530	1.8%
Digi International Inc. (4)(8)	Technology Hardware, Storage and Peripherals	9.38% (L + 5.00%)	12/22/2028	4,386,161	4,308,443	4,353,265	1.2%
DIRECTV Financing, LLC (7)	Media	9.38% (L + 5.00%)	8/2/2027	5,325,000	5,287,772	5,195,762	1.4%
Dotdash Meredith, Inc. (7)	Media	8.22% (S + CSA + 4.00%)	11/23/2028	9,900,000	9,856,743	8,563,500	2.4%
EAB Global, Inc. (7)	Professional Services	7.88% (L + 3.50%)	6/28/2028	1,791,912	1,784,394	1,728,237	0.5%
ECI Software Solutions, Inc. (7)	Software	8.48% (L + 3.75%)	9/30/2027	6,864,925	6,841,429	6,607,490	1.8%
ECL Entertainment, LLC (8)	Hotels, Restaurants and Leisure	11.88% (L + 7.50%)	3/31/2028	1,970,000	2,006,853	1,968,365	0.5%
EFS Cogen Holdings I, LLC (7)(8)	Independent Power and Renewable Electricity Producers	8.23% (L + 3.50%)	10/29/2027	7,680,240	7,686,971	7,404,558	2.0%
Endurance International Group, Inc., The (7)	Professional Services	7.72% (L + 3.50%)	2/10/2028	4,686,175	4,620,144	4,229,273	1.2%
Ensemble RCM, LLC (7)	Healthcare Technology	7.94% (S + CSA + 3.75%)	7/24/2026	5,689,474	5,618,296	5,636,135	1.6%
Fertitta Entertainment, LLC (7)	Hotels, Restaurants and Leisure	8.32% (S + 4.00%)	1/29/2029	7,443,750	7,415,307	7,092,070	2.0%
Filtration Group Corporation (7)	Industrial Conglomerates	7.88% (L + 3.50%)	10/20/2028	3,950,000	3,941,824	3,887,452	1.1%
Flexera Software LLC (7)(8)	Software	8.14% (L + 3.75%)	1/26/2028	8,837,266	8,817,772	8,503,129	2.3%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of December 31, 2022

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
Garda World Security Corporation (4)(5)(7)	Diversified Consumer Services	8.53% (S + 4.25%)	2/12/2029	7,000,000	6,772,500	6,755,000	1.9%
Getty Images, Inc. (5)(7)(8)	Media	8.94% (L + 4.50%)	2/13/2026	8,356,730	8,358,691	8,351,507	2.3%
GIP III Stetson I, LP (7)	Energy Equipment and Services	8.63% (L + 4.25%)	7/19/2025	1,855,663	1,804,227	1,822,614	0.5%
Global Medical Response, Inc. (7)	Healthcare Providers and Services	8.42% (L + 4.25%)	9/24/2025	9,095,838	9,053,579	6,429,666	1.8%
Grab Holdings Inc (4)(7)	IT Services	8.89% (L + 4.50%)	2/27/2026	4,903,031	4,942,597	4,854,001	1.3%
Great Outdoors Group, LLC (7)	Specialty Retail	8.13% (L + 3.75%)	3/6/2028	7,007,670	6,979,386	6,749,262	1.9%
Grinding Media Inc. (8)	Metals and Mining	7.93% (L + 4.00%)	9/21/2028	4,937,500	4,916,856	4,616,563	1.3%
HAH Group Holding Company LLC (5)(7)	Healthcare Providers and Services	9.43% (S + CSA + 5.00%)	10/22/2027	710,949	693,320	679,845	0.2%
HAH Group Holding Company LLC (5)(7)	Healthcare Providers and Services	9.43% (S + CSA + 5.00%)	10/20/2027	5,618,604	5,479,223	5,372,790	1.5%
Hamilton Projects Acquiror, LLC (7)(8)	Independent Power and Renewable Electricity Producers	8.17% (L + 4.50%)	6/11/2027	8,721,780	8,681,952	8,596,404	2.4%
Help/Systems Holdings, Inc. (7)	Software	8.19% (S + CSA + 4.00%)	11/19/2026	6,849,306	6,812,195	6,193,485	1.7%
Hyland Software, Inc. (7)	Software	7.88% (L + 3.50%)	7/1/2024	4,905,349	4,904,261	4,849,551	1.3%
Idera, Inc. (7)	IT Services	7.5% (L + 3.75%)	3/2/2028	9,799,449	9,760,546	9,266,604	2.5%
IMA Financial Group, Inc. (8)	Insurance	7.88% (L + 3.50%)	10/16/2028	4,950,000	4,928,624	4,801,525	1.3%
Ineos US Finance LLC (4)(5)(7)	Chemicals	8.17% (S + CSA + 3.75%)	11/8/2027	4,077,252	3,934,548	4,021,189	1.1%
Infinite Bidco LLC (7)	Electronic Equipment, Instruments and Components	7.98% (L + 3.25%)	3/2/2028	6,409,925	6,364,641	6,169,552	1.7%
Inmar, Inc. (7)(8)	Professional Services	8.47% (L + 4.00%)	5/1/2024	7,842,418	7,822,586	7,158,167	2.0%
Ivanti Software, Inc. (7)	Software	8.73% (L + 4.00%)	12/1/2027	982,500	980,602	778,022	0.2%
Ivanti Software, Inc. (7)	Software	9.01% (L + 4.25%)	12/1/2027	6,922,688	6,877,857	5,512,917	1.5%
Jack Ohio Finance LLC (8)	Hotels, Restaurants and Leisure	9.13% (L + 4.75%)	10/31/2028	4,948,645	4,950,641	4,862,044	1.3%
Kestrel Acquisition, LLC (7)	Independent Power and Renewable Electricity Producers	8.64% (L + 4.25%)	5/2/2025	6,832,098	6,333,128	6,657,025	1.8%
Kleopatra Finco S.a.r.l (4)(7)	Containers and Packaging	8.26% (S + CSA + 4.75%)	2/4/2026	1,965,000	1,959,187	1,753,763	0.5%
LBM Acquisition LLC (7)(8)	Building Products	7.12% (L + 3.75%)	12/31/2027	7,391,911	7,318,369	6,441,385	1.8%
Life Time, Inc. (4)(7)	Hotels, Restaurants and Leisure	9.48% (L + 4.75%)	12/10/2024	7,582,556	7,575,249	7,555,335	2.1%
Lifescan Global Corporation (7)	Healthcare Equipment and Supplies	9.74% (L + 6.00%)	10/1/2024	6,146,918	6,121,209	4,471,883	1.2%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of December 31, 2022

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
Lightstone Holdco LLC (7)	Independent Power and Renewable Electricity Producers	10.07% (S + 5.75%)	2/1/2027	4,795,064	4,322,409	4,411,459	1.2%
Lightstone Holdco LLC (7)	Independent Power and Renewable Electricity Producers	10.07% (S + 5.75%)	2/1/2027	271,204	244,463	249,508	0.1%
LogMeIn, Inc. (7)	IT Services	9.14% (L + 4.75%)	8/31/2027	9,844,496	9,742,894	6,379,233	1.8%
LSF9 Atlantis Holdings, LLC (7)	Specialty Retail	11.83% (S + 7.25%)	3/29/2029	6,912,500	6,654,959	6,734,503	1.9%
Magenta Buyer LLC (7)	Software	9.17% (L + 4.75%)	7/27/2028	5,445,000	5,401,766	4,687,818	1.3%
Mariner Wealth Advisors, LLC (5)(8)	Diversified Financial Services	9.04% (S + CSA + 4.25%)	8/18/2028	3,000,000	2,865,000	2,891,250	0.8%
Maxar Technologies, Inc. (4)(5)(7)	Aerospace and Defense	8.67% (S + CSA + 4.25%)	6/14/2029	3,888,979	3,888,979	3,890,709	1.1%
Medical Solutions L.L.C. (8)	Healthcare Providers and Services	7.88% (L + 3.50%)	10/6/2028	4,966,304	4,945,113	4,665,744	1.3%
Michael Baker International, LLC (8)	Construction and Engineering	9.38% (L + 5.00%)	11/2/2028	6,187,500	6,132,616	6,001,875	1.7%
Micro Holding Corp. (7)	IT Services	8.13% (L + 3.75%)	9/13/2024	9,861,126	9,824,488	9,604,046	2.6%
Midwest Veterinary Partners, LLC (7)	Healthcare Providers and Services	8.38% (L + 4.00%)	4/27/2028	8,882,538	8,806,026	8,038,697	2.2%
Milano Acquisition Corporation (5)(7)	Healthcare Providers and Services	8.73% (L + 4.00%)	10/1/2027	8,878,393	8,719,701	8,356,788	2.3%
Minotaur Acquisition, Inc. (7)(8)	Diversified Financial Services	9.17% (S + CSA + 5.00%)	3/27/2026	11,944,106	12,017,475	11,356,411	3.1%
Mitchell International, Inc. (7)	Professional Services	8.41% (L + 3.75%)	10/16/2028	9,925,000	9,862,344	9,175,514	2.5%
MLN US HoldCo LLC (7)	Diversified Telecommunication Services	8.25% (L + 4.50%)	12/31/2025	4,056,188	3,997,358	1,429,806	0.4%
Moneygram International, Inc. (4)(7)	Diversified Consumer Services	8.88% (L + 4.50%)	7/21/2026	9,895,833	9,876,860	9,891,182	2.7%
NAPA Management Services Corporation (7)	Healthcare Providers and Services	9.67% (S + CSA + 5.25%)	2/23/2029	7,940,000	7,874,026	6,538,114	1.8%
National Mentor Holdings, Inc. (7)	Healthcare Providers and Services	8.33% (L + 3.75%)	2/18/2028	9,134,164	9,111,508	6,434,516	1.8%
National Mentor Holdings, Inc. (7)	Healthcare Providers and Services	8.48% (L + 3.75%)	2/18/2028	291,993	291,242	205,693	0.1%
Navicure, Inc. (7)	Healthcare Technology	8.38% (L + 4.00%)	10/22/2026	4,625,815	4,627,579	4,556,428	1.3%
NorthStar Group Services, Inc. (7)(8)	Commercial Services and Supplies	9.94% (S + CSA + 5.50%)	11/9/2026	8,649,114	8,620,554	8,526,599	2.3%
NSM Top Holdings Corp. (7)	Healthcare Equipment and Supplies	9.67% (S + CSA + 5.25%)	11/12/2026	4,936,387	4,916,697	4,450,967	1.2%
OneDigital Borrower LLC (7)	Insurance	8.49% (S + CSA + 4.25%)	11/16/2027	9,871,228	9,770,988	9,352,989	2.6%
Orchid Merger Sub II, LLC (4)(7)	Software	9.58% (S + CSA + 4.75%)	5/12/2027	4,331,250	4,127,214	3,789,844	1.0%
Padagis, LLC (7)	Pharmaceuticals	8.49% (L + 4.75%)	7/31/2028	6,588,235	6,553,975	5,874,532	1.6%
PECF USS Intermediate Holding III Corporation (8)	Professional Services	8.63% (L + 4.25%)	11/6/2028	4,950,000	4,940,828	4,145,972	1.1%
Peraton Corp. (7)(8)	Aerospace and Defense	8.13% (L + 3.75%)	2/1/2028	10,644,693	10,616,273	10,414,075	2.9%
PetVet Care Centers, LLC (7)	Healthcare Providers and Services	7.88% (L + 3.50%)	2/14/2025	6,867,196	6,857,497	6,475,079	1.8%
PMHC II Inc. (7)	Chemicals	8.49% (S + CSA + 4.25%)	2/2/2029	6,588,488	6,532,502	5,601,927	1.5%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of December 31, 2022

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
PQ Performance Chemicals (7)	Chemicals	7.39% (L + 3.25%)	4/28/2028	4,950,000	4,947,652	4,830,383	1.3%
Prairie ECI Acquiror LP (7)	Oil, Gas and Consumable Fuels	9.13% (L + 4.75%)	3/11/2026	7,182,326	7,013,472	7,000,757	1.9%
Pretium PKG Holdings, Inc. (7)(8)	Containers and Packaging	8.73% (L + 4.00%)	9/22/2028	5,940,000	5,892,087	4,764,741	1.3%
Project Alpha Intermediate Holding, Inc. (5)(7)	Software	8.39% (L + 4.00%)	4/26/2024	8,350,738	8,289,560	8,167,022	2.2%
Project Boost Purchaser, LLC (7)	Professional Services	7.88% (L + 3.50%)	6/1/2026	5,910,000	5,899,689	5,714,261	1.6%
Proofpoint, Inc. (5)(7)	IT Services	7.98% (L + 3.25%)	6/9/2028	2,421,385	2,414,428	2,334,276	0.6%
PS Holdco, LLC (8)	Road and Rail	8.63% (L + 4.25%)	10/31/2028	5,433,731	5,411,542	5,060,162	1.4%
PT Intermediate Holdings III LLC (8)	Machinery	10.23% (L + 5.50%)	11/1/2028	2,296,800	2,287,978	2,227,896	0.6%
PT Intermediate Holdings III LLC (8)	Machinery	10.23% (L + 5.50%)	11/1/2028	496,250	491,647	481,363	0.1%
PT Intermediate Holdings III LLC (8)	Machinery	10.23% (L + 5.50%)	11/1/2028	1,520,750	1,507,724	1,475,128	0.4%
PT Intermediate Spider DD T/L (Parts Town) (8)	Machinery	10.23% (L + 5.50%)	11/1/2028	2,118,600	2,118,600	2,055,042	0.6%
Quest Software US Holdings Inc. (7)	Software	8.49% (S + CSA + 4.25%)	2/1/2029	9,476,250	9,385,131	7,353,001	2.0%
Radiology Partners, Inc. (7)	Healthcare Providers and Services	8.64% (L + 4.25%)	7/9/2025	6,000,000	5,993,919	5,064,390	1.4%
RC Buyer, Inc. (7)	Auto Components	8.23% (L + 3.50%)	7/28/2028	2,073,750	2,069,336	1,946,090	0.5%
RealPage, Inc. (7)	Real Estate Management and Development	7.38% (L + 3.00%)	2/18/2028	6,912,500	6,903,165	6,587,613	1.8%
Red Planet Borrower, LLC (7)	Internet Software and Services	8.13% (L + 3.75%)	10/2/2028	7,900,000	7,866,755	4,984,900	1.4%
Redstone Holdco 2 LP (7)(8)	IT Services	9.11% (L + 4.75%)	4/14/2028	7,900,000	7,852,104	5,507,406	1.5%
Refresco (4)(7)	Food Products	8.52% (S + 4.25%)	12/13/2024	5,000,000	4,958,869	4,850,000	1.3%
Renaissance Holdings Corp. (7)	Software	8.72% (S + 4.50%)	4/1/2027	4,975,000	4,836,940	4,795,900	1.3%
Rocket Software, Inc. (5)(7)	Software	8.63% (L + 4.25%)	11/28/2025	3,490,933	3,377,477	3,364,823	0.9%
Rocket Software, Inc. (7)	Software	8.63% (L + 4.25%)	11/28/2025	4,932,406	4,912,516	4,762,855	1.3%
Rodan & Fields, LLC (7)	Textiles, Apparel and Luxury Goods	8.32% (L + 4.00%)	6/16/2025	1,714,103	1,561,291	640,063	0.2%
Rohm Holding GMBH (4)(7)(8)	Chemicals	8.37% (L + 4.75%)	7/31/2026	8,845,183	8,830,408	7,418,897	2.0%
RSC Acquisition, Inc. (8)	Insurance	10.23% (S + CSA + 5.50%)	9/30/2026	6,193,331	6,147,556	6,023,015	1.7%
Runner Buyer Inc. (8)	Household Durables	10.23% (L + 5.50%)	10/20/2028	4,962,500	4,919,797	3,523,375	1.0%
Sabert Corporation (8)	Containers and Packaging	8.94% (L + 4.50%)	11/26/2026	2,101,808	2,109,801	2,091,299	0.6%
Shearer’s Foods, LLC (7)	Food Products	7.88% (L + 3.50%)	9/23/2027	1,674,054	1,665,320	1,600,814	0.4%
Sophia, L.P. (7)	Software	8.57% (S + 4.00%)	10/7/2027	1,990,000	1,971,843	1,941,912	0.5%
Sovos Compliance, LLC (8)	Software	8.57% (L + 4.50%)	7/28/2028	3,962,945	3,955,834	3,660,771	1.0%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of December 31, 2022

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
Specialty Building Products Holdings, LLC (7)(8)	Building Products	7.64% (L + 3.25%)	10/5/2028	9,925,000	9,909,395	8,969,768	2.5%
Summer BC Holdco B LLC (4)(8)	Media	8.17% (L + 4.50%)	12/4/2026	4,937,500	4,942,258	4,595,998	1.3%
Surgery Center Holdings, Inc. (4)(7)	Healthcare Providers and Services	8.05% (L + 3.75%)	9/3/2026	4,217,676	4,201,753	4,175,035	1.1%
Tecta America Corp. (7)(8)	Construction and Engineering	8.69% (S + CSA + 4.25%)	4/6/2028	8,585,091	8,568,674	8,263,150	2.3%
The Edelman Financial Center, LLC (7)	Diversified Financial Services	7.88% (L + 3.50%)	4/7/2028	7,859,918	7,783,213	7,354,919	2.0%
Thryv, Inc. (4)(7)	Professional Services	12.88% (L + 8.50%)	2/18/2026	4,850,226	4,861,233	4,791,636	1.3%
Tidal Power Holdings, LLC (4)(7)	Independent Power and Renewable Electricity Producers	8.48% (L + 3.75%)	4/1/2027	848,961	847,980	846,838	0.2%
Titan US Finco, LLC (4)(8)	Media	7.67% (L + 4.00%)	10/6/2028	5,955,000	5,942,128	5,711,857	1.6%
Tosca Services, LLC (7)	Containers and Packaging	7.94% (S + CSA + 3.50%)	8/18/2027	6,899,596	6,847,551	5,640,420	1.6%
Traverse Midstream Partners LLC (7)	Oil, Gas and Consumable Fuels	8.95% (S + CSA + 4.25%)	9/27/2024	3,162,774	3,153,165	3,160,798	0.9%
Truck Hero, Inc. (7)	Auto Components	8.13% (L + 3.50%)	1/20/2028	6,980,675	6,973,011	6,016,469	1.7%
U.S. Renal Care, Inc. (7)(8)	Healthcare Providers and Services	9.44% (L + 5.00%)	6/26/2026	8,820,648	8,697,196	4,978,153	1.4%
U.S. Renal Care, Inc. (7)	Healthcare Providers and Services	9.94% (L + 5.50%)	6/26/2026	493,750	488,355	278,660	0.1%
U.S. Silica Company (4)(7)	Metals and Mining	8.44% (L + 4.00%)	4/25/2025	7,856,622	7,724,787	7,797,697	2.1%
UKG Inc. (7)	Software	8.13% (L + 3.75%)	4/8/2026	4,365,880	4,352,517	4,217,746	1.2%
United Airlines, Inc. (4)(7)	Airlines	8.11% (L + 3.75%)	4/21/2028	7,887,124	7,944,048	7,809,909	2.1%
US Radiology Specialists, Inc. (7)	Healthcare Providers and Services	8.94% (L + 5.25%)	12/10/2027	8,880,300	8,788,150	8,046,395	2.2%
Veracode (7)	Software	8.94% (S + CSA + 4.75%)	4/20/2029	8,778,000	8,735,737	8,245,878	2.3%
VeriFone Systems, Inc. (7)	Commercial Services and Supplies	8.36% (L + 4.00%)	8/20/2025	2,946,292	2,916,464	2,714,743	0.7%
Verscend Holding Corp. (7)	Healthcare Technology	8.38% (L + 4.00%)	8/27/2025	6,063,985	6,052,127	6,037,455	1.7%
Vision Solutions, Inc. (7)	IT Services	8.36% (L + 4.00%)	4/24/2028	9,875,000	9,848,442	8,203,656	2.3%
WaterBridge Midstream Operating, LLC (7)	Energy Equipment and Services	9.13% (L + 5.75%)	6/22/2026	3,959,079	3,866,350	3,816,176	1.1%
Watlow Electric Manufacturing Company (7)	Electrical Equipment	8.15% (S + CSA + 3.75%)	3/2/2028	3,281,909	3,260,223	3,165,007	0.9%
Wencor Group (7)	Aerospace and Defense	8.42% (S + CSA + 4.25%)	6/19/2026	2,976,923	2,913,743	2,906,221	0.8%
White Cap Buyer LLC (7)(8)	Building Products	8.07% (S + 3.75%)	10/8/2027	6,890,281	6,880,543	6,674,960	1.8%
Wilsonart LLC (7)(8)	Building Products	7.98% (L + 3.25%)	12/18/2026	9,849,375	9,807,312	9,397,535	2.6%
Zelis Cost Management Buyer, Inc. (7)	Healthcare Technology	7.88% (L + 3.50%)	9/30/2026	4,744,302	4,738,488	4,701,319	1.3%
Total First Lien Senior Secured				959,720,843	$951,753,250	$870,880,344	239.6%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of December 31, 2022

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
Second Lien Senior Secured(2)
American Rock Salt Company LLC	Metals and Mining	11.63% (L + 7.25%)	6/4/2029	2,750,000	2,774,395	2,640,000	0.7%
ARC Falcon I Inc. (7)	Chemicals	11.38% (L + 7.00%)	9/24/2029	2,000,000	1,982,524	1,745,000	0.5%
Artera Services, LLC (7)	Construction and Engineering	11.98% (L + 7.25%)	3/6/2026	7,810,000	7,499,293	4,867,309	1.3%
Aruba Investments, Inc. (7)	Chemicals	12.14% (L + 7.75%)	10/27/2028	2,350,000	2,318,902	2,150,250	0.6%
Asurion, LLC (7)	Insurance	9.63% (L + 5.25%)	1/19/2029	6,000,000	5,965,262	4,699,290	1.3%
Barracuda Networks, Inc.	Software	11.09% (S + 7.00%)	5/17/2030	3,000,000	2,912,610	2,741,250	0.8%
DCert Buyer, Inc. (7)	IT Services	11.7% (L + 7.00%)	2/19/2029	1,500,000	1,497,620	1,375,500	0.4%
Delta Topco, Inc.	IT Services	11.65% (S + 7.25%)	10/6/2028	3,435,617	3,470,139	2,735,610	0.8%
Energy Acquisition LP	Electrical Equipment	12.88% (L + 8.50%)	6/25/2026	2,812,400	2,726,657	2,271,013	0.6%
Epicor Software Corporation (7)	Software	12.13% (L + 7.75%)	7/31/2028	3,000,000	3,044,723	2,968,500	0.8%
Help/Systems Holdings, Inc.	Software	10.94% (S + CSA + 6.75%)	11/19/2027	3,656,217	3,663,047	2,911,263	0.8%
Idera, Inc.	IT Services	10.5% (L + 6.75%)	2/5/2029	5,000,000	5,027,564	4,150,000	1.1%
Infinite Bidco LLC (7)	Electronic Equipment, Instruments and Components	11.73% (L + 7.00%)	2/24/2029	2,729,999	2,725,339	2,525,249	0.7%
Inmar, Inc. (7)	Professional Services	12.38% (L + 8.00%)	5/1/2025	5,000,000	5,004,820	4,675,000	1.3%
Ivanti Software, Inc.	Software	12.01% (L + 7.25%)	12/1/2028	3,000,000	3,011,509	1,755,000	0.5%
Magenta Buyer LLC	Software	12.67% (L + 8.25%)	7/27/2029	5,000,000	4,990,886	3,975,000	1.1%
Paradigm Outcomes	Healthcare Providers and Services	12.05% (S + CSA + 7.50%)	10/26/2026	1,500,000	1,479,565	1,440,000	0.4%
Peraton Corp.	Aerospace and Defense	12.09% (L + 7.75%)	2/26/2029	2,912,425	2,970,059	2,783,551	0.8%
Pretium PKG Holdings, Inc. (7)	Containers and Packaging	11.54% (L + 6.75%)	9/30/2029	2,000,000	1,982,769	1,247,510	0.3%
Quest Software US Holdings Inc.	Software	11.59% (S + 7.50%)	2/1/2030	3,000,000	2,958,821	1,851,255	0.5%
Vision Solutions, Inc.	IT Services	11.61% (L + 7.25%)	4/23/2029	3,500,000	3,506,759	2,610,790	0.7%
Total Second Lien Senior Secured				71,956,658	71,513,263	58,118,340	16.0%
Corporate Bonds
KOBE US Midco 2 Inc	Chemicals	9.25%	11/1/2026	1,900,000	1,884,529	1,332,888	0.4%
Total Corporate Bonds				1,900,000	1,884,529	1,332,888	0.4%

Total Debt Investments				1,033,577,501	$1,025,151,042	$930,331,572	256.0%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of December 31, 2022

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
CLO Mezzanine(2)
522 Funding CLO 2020-6, Ltd. (4)	Structured Note	12.36% (L + 8.04%)	10/23/2034	2,800,000	2,723,983	2,188,332	0.7%
Barings CLO 2013-IA Class FR (4)	Structured Note	10.99% (L + 6.75%)	1/20/2028	2,000,000	1,935,102	1,788,731	0.5%
Carlyle US CLO 2020-2, Ltd (4)	Structured Note	12.89% (L + 8.53%)	1/25/2035	4,000,000	3,889,711	3,213,525	0.9%
Elmwood CLO III Ltd. (4)	Structured Note	11.98% (L + 7.74%)	10/20/2034	2,000,000	1,927,196	1,600,079	0.4%
GoldenTree Loan Management US 2020-7A (4)	Structured Note	11.99% (L + 7.75%)	4/20/2034	2,000,000	1,895,346	1,532,172	0.4%
GoldenTree Loan Management US 2021-10A (4)	Structured Note	12.03% (L + 7.79%)	7/20/2034	1,250,000	1,216,595	983,411	0.3%
GoldenTree Loan Management US 2021-9A (4)	Structured Note	10.99% (L + 6.75%)	1/20/2033	2,000,000	1,896,778	1,558,971	0.4%
Magnetite CLO, Ltd. 2015-16A (4)	Structured Note	10.69% (L + 6.50%)	1/18/2028	1,000,000	842,116	854,968	0.2%
Thayer Park CLO, Ltd. (4)	Structured Note	13.11% (L + 8.87%)	4/20/2034	1,300,000	1,262,503	1,012,532	0.3%
Total CLO Mezzanine				18,350,000	17,589,330	14,732,721	4.1%
CLO Equity
Ares CLO Ltd 2021-62A (4)	Structured Subordinated Note	NA	1/25/2034	5,000,000	4,225,172	3,679,447	1.0%
Babson CLO 2018-4A, Ltd. (4)	Structured Subordinated Note	NA	10/15/2030	4,000,000	1,856,928	1,637,600	0.5%
Dryden 86 CLO, Ltd. (4)	Structured Subordinated Note	NA	7/17/2030	6,000,000	4,395,442	3,732,464	1.0%
HPS Loan Management 12-2018, Ltd. (4)	Structured Subordinated Note	NA	7/18/2031	7,500,000	4,290,326	3,006,631	0.8%
Long Point Park CLO, Ltd. (4)	Structured Subordinated Note	NA	1/17/2030	6,358,000	3,836,615	2,550,735	0.7%
Regatta XII Funding Ltd. (4)	Structured Subordinated Note	NA	10/15/2032	6,000,000	4,430,480	3,845,111	1.1%
Signal Peak CLO, LLC (4)	Structured Subordinated Note	NA	10/26/2034	5,000,000	2,437,836	2,253,444	0.6%
Stratus CLO Series 2021-1A (4)	Structured Subordinated Note	NA	12/29/2029	2,000,000	1,539,549	1,094,792	0.3%
Total CLO Equity				41,858,000	27,012,348	21,800,224	6.0%

Total Other Investments				60,208,000	$44,601,678	$36,532,945	10.1%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of December 31, 2022

	Number of		Fair	Percentage
	Shares	Cost	Value	of Net Assets
Short-Term Investments
Fidelity Investments Money Market Government Portfolio - Institutional Class, 4.10% (9)	50,347,215	50,347,215	50,347,215	13.9%

Total Short-Term Investments	50,347,215	$50,347,215	$50,347,215	13.9%

Total Investments		$1,120,099,935	$1,017,211,732	280.0%
Liabilities in Excess of Other Assets			(653,768,250)	(180.0)%
Net Assets			$363,443,482	100.0%

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

(2)	Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), SOFR + Credit Spread Adjustment (S+CSA), where the Credit Spread Adjustment is a defined additional spread amount based on the tenor of SOFR the borrower selects, or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. For the holdings as of December 31, 2022 that have S+CSA as the base rate, the CSA is 10bp for 1M SOFR, 15bp for 3M SOFR, and 25bp for 6M SOFR. For the avoidance of doubt, loan floors apply to S+CSA, not S.

(3)	As of December 31, 2022, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.

(4)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2022, 14.9% of the Company’s total assets were in non-qualifying investments.

(5)	Investments or a portion of investments are unsettled as of December 31, 2022.

(6)	As of December 31, 2022, the tax cost of the Company’s investments approximates their amortized cost.

(7)	Security or portion thereof held within Palmer Square BDC Funding I, LLC (“PS BDC Funding”) and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Bank of America, N.A. (“BofA N.A.”) (see Note 6 to the consolidated financial statements).

(8)	Security or portion thereof held within Palmer Square BDC Funding II, LLC (“PS BDC Funding II”) and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Wells Fargo Bank, National Association (“WFB”) (see Note 6 to the consolidated financial statements).

(9)	7-day effective yield as of December 31, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of December 31, 2021

		Interest	Maturity	Principal /	Amortized	Fair	Percentage of Net
Portfolio Company(3)	Industry	Rate	Date	Par	Cost(1)(6)	Value	Assets
Debt Investments
First Lien Senior Secured(2)
AAdvantage Loyalty IP Ltd. (4)(7)	Airlines	5.50% (L + 4.75%)	4/20/2028	$3,500,000	$3,466,993	$3,632,808	0.7%
AccentCare, Inc. (7)	Healthcare Providers and Services	4.18% (L + 4.00%)	6/22/2026	6,030,750	6,033,232	6,019,443	1.2%
Acrisure, LLC (7)	Insurance	3.63% (L + 3.50%)	2/12/2027	5,902,424	5,887,108	5,846,351	1.2%
Acrisure, LLC (7)	Insurance	4.75% (L + 4.25%)	2/15/2027	5,050,000	5,012,608	5,056,313	1.0%
AHP Health Partners, Inc. (7)	Healthcare Equipment and Supplies	4.00% (L + 3.50%)	8/4/2028	2,992,500	2,978,139	2,997,183	0.6%
AI Aqua Merger Sub, Inc., (5)(7)(8)	Food Products	4.50% (L + 4.00%)	6/16/2028	6,993,333	6,996,036	7,021,412	1.6%
Aimbridge Acquisition Co., Inc. (7)	Hotels, Restaurants and Leisure	3.84% (L + 3.75%)	2/2/2026	4,987,245	4,873,305	4,887,500	1.1%
Air Methods Corporation (7)	Aerospace and Defense	4.50% (L + 3.50%)	4/12/2024	4,973,958	4,912,811	4,737,695	1.0%
Alliant Holdings Intermediate LLC (7)	Insurance	4.00% (L + 3.50%)	11/5/2027	5,985,000	5,977,585	5,986,077	1.3%
Allied Universal Holdco LLC (7)	Professional Services	4.25% (L + 3.75%)	4/7/2028	6,982,500	6,976,936	6,968,570	1.5%
Alterra Mountain Company (7)	Hotels, Restaurants and Leisure	4.00% (L + 3.50%)	8/31/2028	1,992,263	1,979,085	1,992,263	0.4%
Amentum Government Services Holdings LLC (7)	Aerospace and Defense	3.60% (L + 3.50%)	2/26/2027	4,432,500	4,208,252	4,375,720	1.0%
Amentum Government Services Holdings LLC (7)	Aerospace and Defense	5.50% (L + 4.75%)	1/29/2027	1,488,750	1,463,719	1,491,541	0.3%
American Airlines, Inc. (4)(7)	Airlines	2.11% (L + 2.00%)	12/15/2023	1,979,167	1,934,458	1,943,403	0.4%
American Airlines, Inc. (4)(7)	Airlines	1.85% (L + 1.75%)	6/27/2025	2,000,000	1,900,671	1,901,250	0.4%
American Rock Salt Company LLC (7)	Metals and Mining	4.75% (L + 4.00%)	6/9/2028	4,975,000	4,963,324	4,968,781	1.1%
Amynta Agency Borrower, Inc. (7)	Insurance	4.60% (L + 4.50%)	2/28/2025	8,929,545	8,774,227	8,912,847	2.0%
AP Gaming I, LLC (7)	Hotels, Restaurants and Leisure	4.50% (L + 3.50%)	2/15/2024	6,831,409	6,817,784	6,803,639	1.5%
Applovin Corporation (4)(7)	Software	3.50% (L + 3.00%)	10/20/2028	2,493,750	2,487,556	2,492,964	0.6%
Aptean Inc (5)(7)(8)	Software	4.35% (L + 4.25%)	4/23/2026	7,886,443	7,889,119	7,865,505	1.7%
AQA Acquisition Holding, Inc. (7)	Software	4.75% (L + 4.25%)	11/19/2027	2,985,000	2,971,382	2,988,119	0.7%
ARC Falcon I Inc. (7)	Chemicals	4.25% (L + 3.75%)	8/31/2028	4,363,057	4,338,582	4,363,232	1.0%
Arches Buyer Inc. (7)	Leisure Products	3.75% (L + 3.25%)	12/6/2027	4,950,000	4,906,378	4,923,419	1.1%
Aristocrat International PTY Ltd (4)(5)(7)(8)	Hotels, Restaurants and Leisure	4.75% (L + 3.75%)	10/31/2024	4,949,874	4,923,279	4,979,276	1.1%
Aruba Investments Holdings, LLC (7)	Chemicals	4.75% (L + 4.00%)	10/28/2027	1,488,769	1,476,015	1,492,491	0.3%
Ascend Learning, LLC (5)(7)	Professional Services	4.00% (L + 3.50%)	11/18/2028	7,500,000	7,462,500	7,498,463	1.7%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of December 31, 2021

		Interest	Maturity	Principal /	Amortized	Fair	Percentage of Net
Portfolio Company(3)	Industry	Rate	Date	Par	Cost(1)(6)	Value	Assets
AssuredPartners, Inc. (7)	Insurance	4.00% (L + 3.50%)	2/12/2027	6,461,337	6,451,803	6,460,336	1.4%
Athenahealth, Inc. (7)	Healthcare Equipment and Supplies	4.40% (L + 4.25%)	2/11/2026	5,272,356	5,244,158	5,279,606	1.2%
Autokiniton US Holdings, Inc. (7)(8)	Auto Components	5.00% (L + 4.50%)	3/27/2028	8,216,855	8,226,508	8,239,739	1.8%
Avaya Inc. (4)(7)	Diversified Telecommunication Services	4.11% (L + 4.00%)	12/15/2027	1,600,000	1,600,000	1,601,304	0.4%
Avaya Inc. (4)(5)(7)	Diversified Telecommunication Services	4.36% (L + 4.25%)	12/15/2027	4,939,059	4,800,270	4,960,174	1.1%
Aveanna Healthcare LLC (4)(7)	Healthcare Providers and Services	4.25% (L + 3.75%)	6/30/2028	3,237,170	3,232,811	3,225,054	0.7%
Azalea TopCo, Inc. (7)	Healthcare Technology	3.63% (L + 3.50%)	7/23/2026	3,922,262	3,885,223	3,910,005	0.9%
Barracuda Networks, Inc. (7)	IT Services	4.50% (L + 3.75%)	1/10/2025	3,979,022	3,978,706	3,996,430	0.9%
BCP Raptor, LLC (5)(7)	Oil, Gas and Consumable Fuels	5.25% (L + 4.25%)	6/7/2024	5,968,265	5,915,310	5,970,354	1.3%
BCP Renaissance Parent L.L.C. (5)(7)	Oil, Gas and Consumable Fuels	4.50% (L + 3.50%)	10/31/2024	7,648,566	7,629,890	7,642,600	1.7%
Belfor Holdings Inc. (7)	Commercial Services and Supplies	3.85% (L + 3.75%)	3/31/2026	2,945,882	2,837,141	2,953,247	0.7%
Boxer Parent Company, Inc. (7)	Software	3.88% (L + 3.75%)	10/2/2025	2,992,266	2,713,403	2,977,304	0.7%
Caesars Resort Collection, LLC (4)(7)	Hotels, Restaurants and Leisure	3.60% (L + 3.50%)	7/31/2025	2,962,500	2,895,715	2,968,425	0.7%
Castle US Holding Corporation (8)	Professional Services	3.88% (L + 3.75%)	1/27/2027	1,991,579	1,981,844	1,976,642	0.4%
Castle US Holding Corporation (8)	Professional Services	4.75% (L + 4.00%)	1/31/2027	2,981,250	2,926,408	2,978,761	0.7%
CCI Buyer, Inc. (5)(7)(8)	Wireless Telecommunication Services	4.50% (L + 3.75%)	12/31/2027	6,864,444	6,856,831	6,880,369	1.5%
CCS-CMGC Holdings, Inc. (7)	Healthcare Providers and Services	5.63% (L + 5.50%)	10/1/2025	5,411,500	5,342,101	5,349,781	1.2%
CHG Healthcare Services, Inc (7)	Healthcare Providers and Services	4.00% (L + 3.50%)	9/22/2028	7,980,000	7,941,694	7,990,973	1.8%
Connectwise LLC (7)	IT Services	4.00% (L + 3.50%)	9/29/2028	8,000,000	7,986,895	7,991,440	1.8%
Consolidated Communications, Inc. (4)(7)	Diversified Telecommunication Services	4.25% (L + 3.50%)	10/2/2027	1,428,009	1,409,815	1,427,788	0.3%
ConvergeOne Holdings Corp. (7)(8)	IT Services	5.10% (L + 5.00%)	3/31/2026	9,941,326	9,736,805	9,758,058	2.2%
Corelogic, Inc. (7)	Internet Software and Services	4.00% (L + 3.50%)	4/14/2028	7,980,000	7,973,450	7,983,990	1.8%
CP Atlas Buyer, Inc (7)	Building Products	4.25% (L + 3.75%)	11/23/2027	4,962,827	4,921,475	4,947,939	1.1%
Creation Technologies, Inc. (8)	Electronic Equipment, Instruments and Components	6.00% (L + 5.50%)	9/14/2028	5,000,000	4,927,276	4,968,750	1.1%
Curia Global, Inc. (7)	Healthcare Providers and Services	4.50% (L + 3.75%)	8/30/2026	4,899,295	4,880,965	4,911,543	1.1%
DCert Buyer, Inc. (7)	IT Services	4.10% (L + 4.00%)	8/7/2026	7,916,022	7,916,047	7,911,075	1.7%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of December 31, 2021

		Interest	Maturity	Principal /	Amortized	Fair	Percentage of Net
Portfolio Company(3)	Industry	Rate	Date	Par	Cost(1)(6)	Value	Assets
Deerfield Dakota Holding, LLC (7)	Diversified Financial Services	4.75% (L + 3.75%)	2/25/2027	4,925,000	4,862,889	4,936,943	1.1%
Delek US Holdings, Inc. (4)(7)	Oil, Gas and Consumable Fuels	6.50% (L + 5.50%)	3/31/2025	2,358,000	2,239,637	2,366,253	0.5%
Delta Topco, Inc. (7)	IT Services	4.50% (L + 3.75%)	10/29/2027	6,972,481	6,966,632	6,988,692	1.5%
Digi International Inc. (5)(8)	Technology Hardware, Storage and Peripherals	5.50% (L + 5.00%)	12/22/2028	6,250,000	6,125,000	6,199,219	1.4%
DIRECTV Financing, LLC (7)	Media	5.75% (L + 5.00%)	8/2/2027	5,865,000	5,816,327	5,877,962	1.3%
Dotdash Meredith, Inc. (7)	Media	4.50% (C + SCA + 4.00%)	11/23/2028	10,000,000	9,991,795	10,018,750	2.2%
EAB Global, Inc. (7)	Professional Services	4.00% (L + 3.50%)	6/28/2028	5,000,000	4,975,872	4,979,175	1.1%
ECI Software Solutions, Inc. (7)	Software	4.50% (L + 3.75%)	9/30/2027	6,934,975	6,907,467	6,946,903	1.5%
ECL Entertainment, LLC (8)	Hotels, Restaurants and Leisure	8.25% (L + 7.50%)	3/31/2028	1,990,000	2,033,092	2,029,800	0.4%
EFS Cogen Holdings I LLC (5)(7)(8)	Independent Power and Renewable Electricity Producers	4.50% (L + 3.50%)	10/29/2027	7,700,229	7,708,062	7,603,977	1.7%
Endurance International Group, Inc. (7)	Professional Services	4.25% (L + 3.50%)	2/10/2028	3,233,750	3,219,247	3,211,017	0.7%
Ensemble RCM, LLC (7)	Healthcare Technology	3.88% (L + 3.75%)	7/24/2026	5,748,280	5,659,044	5,753,654	1.3%
Enterprise Development Authority (8)	Hotels, Restaurants and Leisure	5.00% (L + 4.25%)	2/18/2028	1,974,359	1,974,359	1,975,188	0.4%
Epicor Software Corporation (7)	Software	4.00% (L + 3.25%)	6/1/2022	3,950,000	3,930,702	3,952,034	0.9%
Excelitas Technologies Corp. (7)	Industrial Conglomerates	4.50% (L + 3.50%)	12/2/2024	1,989,637	1,989,637	1,999,585	0.4%
Filtration Group Corporation (7)	Industrial Conglomerates	4.00% (L + 3.50%)	10/20/2028	3,990,000	3,980,185	3,990,838	0.9%
Flexera Software LLC (7)(8)	Software	4.50% (L + 3.75%)	1/26/2028	8,959,368	8,935,714	8,976,794	2.0%
Generation Bridge Acquisition, LLC (5)(8)	Electric Utilities	5.75% (L + 5.00%)	8/6/2028	196,262	196,262	197,243	0.0%
Generation Bridge Acquisition, LLC (5)(8)	Electric Utilities	5.75% (L + 5.00%)	8/6/2028	2,803,738	2,803,738	2,817,757	0.6%
Getty Images, Inc. (7)(8)	Media	4.63% (L + 4.50%)	2/13/2026	7,961,137	7,984,386	7,982,711	1.8%
GFL Environmental Inc. (4)(7)	Commercial Services and Supplies	3.50% (L + 3.00%)	5/30/2025	2,596,036	2,521,808	2,605,771	0.6%
Global Medical Response, Inc. (7)	Healthcare Providers and Services	5.25% (L + 4.25%)	9/24/2025	8,938,653	8,882,000	8,914,071	2.0%
Grab Holdings Inc (4)(5)(7)	IT Services	5.50% (L + 4.50%)	2/27/2026	4,962,488	5,027,425	4,989,359	1.1%
Great Outdoors Group, LLC (7)	Specialty Retail	4.50% (L + 3.75%)	3/6/2028	7,078,634	7,045,910	7,095,587	1.6%
Grinding Media Inc. (8)	Metals and Mining	4.75% (L + 4.00%)	9/21/2028	4,987,500	4,963,517	4,990,617	1.1%
HAH Group Holding Company LLC (7)	Healthcare Providers and Services	6.00% (L + 5.00%)	10/20/2027	3,525,086	3,479,561	3,526,549	0.8%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of December 31, 2021

		Interest	Maturity	Principal /	Amortized	Fair	Percentage of Net
Portfolio Company(3)	Industry	Rate	Date	Par	Cost(1)(6)	Value	Assets
HAH Group Holding Company LLC (7)	Healthcare Providers and Services	6.00% (L + 5.00%)	10/22/2027	446,034	440,286	446,220	0.1%
Hamilton Projects Acquiror LLC (7)(8)	Independent Power and Renewable Electricity Producers	5.50% (L + 4.50%)	6/11/2027	9,794,600	9,741,768	9,807,872	2.2%
Harbor Freight Tools USA, Inc. (7)	Specialty Retail	3.25% (L + 2.75%)	10/19/2027	3,465,000	3,435,680	3,462,176	0.8%
Help/Systems Holdings, Inc. (7)	Software	4.75% (L + 4.00%)	11/19/2026	6,919,736	6,874,074	6,909,633	1.5%
HUB International Limited (7)	Insurance	4.00% (L + 3.25%)	4/25/2025	3,940,125	3,892,565	3,944,834	0.9%
Hyland Software, Inc. (7)	Software	4.25% (L + 3.50%)	7/1/2024	4,956,580	4,955,729	4,981,363	1.1%
Hyperion Refinance S.a.r.l. (4)(7)	Insurance	4.00% (L + 3.25%)	11/12/2027	6,162,429	6,103,569	6,143,171	1.4%
Idera, Inc. (7)	IT Services	4.50% (L + 3.75%)	6/28/2028	9,899,189	9,852,953	9,903,841	2.2%
IMA Financial Group, Inc. (8)	Insurance	4.25% (L + 3.75%)	10/16/2028	5,000,000	4,975,043	4,991,650	1.1%
Infinite Bidco LLC (7)	Electronic Equipment, Instruments and Components	4.25% (L + 3.75%)	3/2/2028	4,975,000	4,956,124	4,967,239	1.1%
Inmar, Inc. (7)(8)	Professional Services	5.00% (L + 4.00%)	5/1/2024	7,925,407	7,891,920	7,929,568	1.8%
IRB Holding Corporation (7)	Hotels, Restaurants and Leisure	4.25% (L + 3.25%)	11/19/2027	6,952,443	6,947,309	6,962,212	1.5%
Ivanti Software, Inc. (7)	Software	4.75% (L + 4.00%)	12/1/2027	992,500	990,203	988,987	0.2%
Ivanti Software, Inc. (5)(7)	Software	5.00% (L + 4.25%)	12/1/2027	6,975,000	6,921,420	6,994,600	1.5%
Jack Ohio Finance LLC (8)	Hotels, Restaurants and Leisure	5.50% (L + 4.75%)	10/31/2028	5,000,000	5,002,417	4,996,900	1.1%
Kestrel Acquisition LLC (7)	Independent Power and Renewable Electricity Producers	5.25% (L + 4.25%)	5/2/2025	6,914,055	6,212,084	6,347,967	1.4%
Kleopatra Finco S.a.r.l (4)(7)	Containers and Packaging	5.25% (L + 4.75%)	2/4/2026	1,985,000	1,976,611	1,937,856	0.4%
Landry’s Finance Acquisition Co	Hotels, Restaurants and Leisure	13.00% (L + 12.00%)	10/4/2023	18,875	18,450	20,291	0.0%
LBM Acquisition LLC (5)(7)(8)	Building Products	4.50% (L + 3.75%)	12/31/2027	5,472,028	5,436,335	5,431,425	1.2%
Life Time, Inc. (4)(7)	Hotels, Restaurants and Leisure	5.75% (L + 4.75%)	12/10/2024	1,451,838	1,451,195	1,463,337	0.3%
Lifescan Global Corporation (5)(7)	Healthcare Equipment and Supplies	6.13% (L + 6.00%)	10/1/2024	6,744,535	6,702,882	6,607,857	1.5%
Lightstone Holdco, LLC	Independent Power and Renewable Electricity Producers	4.75% (L + 3.75%)	1/30/2024	1,609,237	1,379,571	1,367,304	0.3%
Lightstone Holdco, LLC	Independent Power and Renewable Electricity Producers	4.75% (L + 3.75%)	1/30/2024	90,763	77,809	77,118	0.0%
Lions Gate Capital Holdings LLC (4)(7)	Media	2.35% (L + 2.25%)	3/19/2025	976,423	951,495	971,136	0.2%
LogMeIn, Inc. (7)	IT Services	4.86% (L + 4.75%)	8/31/2027	6,444,950	6,365,479	6,418,074	1.4%
Lucid Energy Group II Borrower, LLC (7)	Oil, Gas and Consumable Fuels	5.00% (L + 4.25%)	11/22/2028	7,000,000	6,930,663	6,926,500	1.5%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of December 31, 2021

		Interest	Maturity	Principal /	Amortized	Fair	Percentage of Net
Portfolio Company(3)	Industry	Rate	Date	Par	Cost(1)(6)	Value	Assets
Magenta Buyer LLC (7)	Software	5.75% (L + 5.00%)	5/3/2028	5,486,250	5,436,630	5,480,243	1.2%
McAfee, LLC (4)(7)	Software	3.84% (L + 3.75%)	9/30/2024	3,040,646	3,031,471	3,046,910	0.7%
Medical Solutions L.L.C. (8)	Healthcare Providers and Services	4.00% (L + 3.50%)	10/6/2028	4,200,000	4,175,369	4,200,900	0.9%
MetroNet Systems Holdings, LLC (7)(8)	Diversified Telecommunication Services	4.50% (L + 3.75%)	5/26/2028	4,975,031	4,969,084	4,983,738	1.1%
Michael Baker International, LLC (8)	Construction and Engineering	5.75% (L + 5.00%)	11/2/2028	6,250,000	6,187,892	6,312,500	1.4%
Micro Holding Corp. (7)	IT Services	4.75% (L + 3.75%)	9/13/2024	9,962,265	9,905,089	9,995,490	2.2%
Midwest Veterinary Partners, LLC (5)(7)	Healthcare Providers and Services	4.75% (L + 4.00%)	4/27/2028	9,987,500	9,888,421	9,962,531	2.2%
Milano Acquisition Corporation (7)	Healthcare Providers and Services	4.75% (L + 4.00%)	8/31/2027	4,953,722	4,905,503	4,972,917	1.1%
Minotaur Acquisition, Inc. (7)(8)	Diversified Financial Services	4.84% (L + 4.75%)	3/27/2026	9,060,468	9,048,923	9,026,491	2.0%
Mitchell International, Inc. (7)	Professional Services	4.25% (L + 3.75%)	10/16/2028	10,000,000	9,926,431	9,956,250	2.2%
MLN US HoldCo LLC (7)	Diversified Telecommunication Services	4.60% (L + 4.50%)	12/31/2025	4,069,042	3,993,846	3,942,352	0.9%
Moneygram International, Inc. (4)(7)	Diversified Consumer Services	5.00% (L + 4.50%)	7/21/2026	7,200,000	7,175,766	7,211,268	1.6%
National Mentor Holdings, Inc. (7)	Healthcare Providers and Services	4.50% (L + 3.75%)	2/18/2028	9,227,133	9,201,152	9,136,594	2.0%
National Mentor Holdings, Inc. (7)	Healthcare Providers and Services	4.50% (L + 3.75%)	2/18/2028	291,993	291,126	289,256	0.1%
Navicure, Inc. (7)	Healthcare Technology	4.10% (L + 4.00%)	10/22/2026	4,673,381	4,675,564	4,675,320	1.0%
Nexus Buyer LLC (7)	Professional Services	3.85% (L + 3.75%)	10/30/2026	6,996,379	6,924,176	6,973,886	1.5%
NMSC Holdings, Inc. (7)	Healthcare Providers and Services	6.00% (L + 5.00%)	4/19/2023	8,442,209	8,421,850	8,444,319	1.9%
NorthStar Group Services, Inc. (5)(7)(8)	Commercial Services and Supplies	6.50% (L + 5.50%)	11/9/2026	8,879,759	8,843,367	8,910,306	2.0%
NSM Top Holdings Corp. (7)	Healthcare Equipment and Supplies	5.35% (L + 5.25%)	11/12/2026	4,987,277	4,962,950	4,987,277	1.1%
OneDigital Borrower LLC (7)	Insurance	4.75% (C + SCA + 4.25%)	11/16/2027	9,970,938	9,852,427	9,964,706	2.2%
Orchid Merger Sub II, LLC (5)(7)	Software	5.25% (L + 4.75%)	5/12/2027	3,500,000	3,290,000	3,360,000	0.7%
Oregon Clean Energy, LLC (7)	Independent Power and Renewable Electricity Producers	4.75% (L + 3.75%)	3/2/2026	4,887,891	4,779,206	4,503,850	1.0%
Pactiv Evergreen Group Holdings Inc. (4)(7)	Containers and Packaging	4.00% (L + 3.50%)	9/22/2028	2,992,500	2,978,041	2,992,500	0.7%
Padagis LLC (7)	Pharmaceuticals	5.25% (L + 4.75%)	7/31/2028	6,588,235	6,550,008	6,567,647	1.5%
Pathway Vet Alliance LLC (7)	Healthcare Providers and Services	3.85% (L + 3.75%)	3/31/2027	4,941,089	4,876,527	4,931,824	1.1%
PECF USS Intermediate Holding III Corporation (5)(8)	Professional Services	4.75% (L + 4.25%)	11/6/2028	5,000,000	4,987,500	5,011,625	1.1%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of December 31, 2021

		Interest	Maturity	Principal /	Amortized	Fair	Percentage of Net
Portfolio Company(3)	Industry	Rate	Date	Par	Cost(1)(6)	Value	Assets
Peraton Corp. (7)(8)	IT Services	4.50% (L + 3.75%)	2/1/2028	8,952,437	8,951,088	8,971,595	2.0%
PetVet Care Centers, LLC (7)	Healthcare Providers and Services	4.25% (L + 3.50%)	2/14/2025	6,938,175	6,923,597	6,945,980	1.5%
Phoenix Guarantor Inc. (7)	Healthcare Providers and Services	3.60% (L + 3.50%)	3/5/2026	4,950,094	4,910,625	4,936,481	1.1%
PODS, LLC (7)	Road and Rail	3.75% (L + 3.00%)	3/31/2028	1,985,025	1,975,873	1,980,747	0.4%
PQ Performance Chemicals (7)	Chemicals	4.25% (L + 3.50%)	4/28/2028	5,000,000	4,997,651	5,012,500	1.1%
Prairie ECI Acquiror LP (7)	Oil, Gas and Consumable Fuels	4.85% (L + 4.75%)	3/11/2026	7,182,326	6,969,074	6,962,870	1.5%
Presidio Holdings, Inc. (7)	Professional Services	3.61% (L + 3.50%)	1/31/2027	2,364,000	2,334,043	2,366,222	0.5%
Pretium PKG Holdings, Inc. (8)	Containers and Packaging	4.50% (L + 4.00%)	9/22/2028	5,000,000	4,976,019	4,997,200	1.1%
Prime Security Services Borrower, LLC (4)(7)	Diversified Consumer Services	3.50% (L + 2.75%)	5/2/2022	1,782,584	1,771,416	1,782,985	0.4%
Project Alpha Intermediate Holding, Inc. (7)	Software	4.11% (L + 4.00%)	4/26/2024	5,916,866	5,897,864	5,933,522	1.3%
Project Boost Purchaser, LLC (7)	Professional Services	4.00% (L + 3.50%)	6/1/2026	5,970,000	5,955,902	5,977,463	1.3%
Proofpoint, Inc. (7)	IT Services	3.75% (L + 3.25%)	6/9/2028	5,000,000	4,976,654	4,987,125	1.1%
PS Holdco, LLC (8)	Road and Rail	5.00% (L + 4.25%)	10/31/2028	4,987,500	4,963,067	4,996,852	1.1%
PT Intermediate Holdings III LLC (8)	Machinery	6.25% (L + 5.50%)	10/15/2025	2,320,000	2,296,800	2,308,400	0.5%
PT Intermediate Holdings III LLC (8)	Machinery	6.25% (L + 5.50%)	11/1/2028	1,536,150	1,520,799	1,528,469	0.3%
Quest Software US Holdings Inc (7)	Software	4.38% (L + 4.25%)	5/16/2025	6,934,002	6,926,135	6,936,637	1.5%
Radiate Holdco, LLC (7)	Media	4.00% (L + 3.25%)	9/25/2026	3,000,000	2,992,599	2,993,760	0.7%
Radiology Partners, Inc. (7)	Healthcare Providers and Services	4.35% (L + 4.25%)	7/9/2025	6,000,000	5,991,169	5,924,190	1.3%
RC Buyer, Inc. (7)	Auto Components	4.25% (L + 3.50%)	7/28/2028	2,094,750	2,089,576	2,093,450	0.5%
RealPage, Inc. (5)(7)	Real Estate Management and Development	3.75% (L + 3.25%)	2/18/2028	6,982,500	6,971,036	6,970,525	1.5%
Red Planet Borrower, LLC (7)	Internet Software and Services	4.25% (L + 3.75%)	10/2/2028	7,980,000	7,940,911	7,948,080	1.8%
Redstone Holdco 2 LP (7)(8)	IT Services	5.50% (L + 4.75%)	4/14/2028	7,980,000	7,924,198	7,645,838	1.7%
RegionalCare Hospital Partners Holdings, Inc. (5)(7)	Healthcare Providers and Services	3.85% (L + 3.75%)	11/14/2025	5,028,873	5,019,995	5,031,363	1.1%
Rocket Software, Inc. (7)	Software	4.75% (L + 4.25%)	11/28/2025	4,982,481	4,956,315	4,983,104	1.1%
Rodan & Fields, LLC (7)	Textiles, Apparel and Luxury Goods	4.11% (L + 4.00%)	6/16/2025	1,732,051	1,524,775	974,279	0.2%
Rohm Holding GMBH (4)(7)(8)	Chemicals	4.90% (L + 4.75%)	7/31/2026	8,936,606	8,917,170	8,940,314	2.0%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of December 31, 2021

		Interest	Maturity	Principal /	Amortized	Fair	Percentage of Net
Portfolio Company(3)	Industry	Rate	Date	Par	Cost(1)(6)	Value	Assets
RSC Acquisition, Inc. (8)	Insurance	6.25% (L + 5.50%)	10/30/2026	1,731,928	1,714,630	1,729,763	0.4%
RSC Acquisition, Inc. (8)(10)	Insurance	6.25% (L + 5.50%)	10/30/2026	527,108	489,464	522,402	0.1%
RSC Acquisition, Inc. (8)	Insurance	6.25% (L + 5.50%)	9/30/2026	753,012	745,646	752,070	0.2%
Runner Buyer Inc. (8)	Household Durables	6.25% (L + 5.50%)	10/20/2028	5,000,000	4,950,645	4,950,000	1.1%
Ryan Specialty Group LLC (4)(7)	Insurance	3.75% (L + 3.00%)	9/1/2027	1,975,000	1,962,730	1,978,209	0.4%
Sabert Corporation (7)(8)	Containers and Packaging	5.50% (L + 4.50%)	11/26/2026	7,122,923	7,125,462	7,131,862	1.6%
Severin Acquisition, LLC (7)	Diversified Consumer Services	3.10% (L + 3.00%)	8/31/2025	3,721	3,599	3,708	0.0%
Shearer’s Foods, LLC (7)	Food Products	4.25% (L + 3.50%)	9/23/2027	1,691,137	1,680,722	1,688,312	0.4%
Sophia, L.P. (7)	Software	4.25% (L + 3.50%)	10/7/2027	4,950,094	4,918,451	4,954,425	1.1%
Sotera Health Holdings, LLC (7)	Healthcare Equipment and Supplies	3.25% (L + 2.75%)	12/11/2026	4,000,000	4,000,000	3,990,620	0.9%
Sovos Compliance, LLC (8)	Software	5.00% (L + 4.50%)	7/28/2028	3,410,959	3,402,432	3,426,279	0.8%
Specialty Building Products Holdings, LLC (5)(7)(8)	Building Products	4.25% (L + 3.75%)	10/5/2028	10,000,000	10,016,507	9,986,537	2.2%
Springer Nature Deutschland GmbH (4)(7)	Media	3.75% (L + 3.00%)	8/14/2026	2,086,931	2,082,809	2,091,167	0.5%
Summer BC Holdco B LLC (4)(8)	Media	5.25% (L + 4.50%)	12/4/2026	4,987,500	4,993,734	4,990,617	1.1%
Surf Holdings, LLC (7)	IT Services	3.69% (L + 3.50%)	1/15/2027	1,970,012	1,881,892	1,957,700	0.4%
Surgery Center Holdings, Inc. (7)	Healthcare Providers and Services	4.50% (L + 3.75%)	9/3/2026	4,714,375	4,692,584	4,718,807	1.0%
Talen Energy Supply, LLC (7)	Independent Power and Renewable Electricity Producers	3.85% (L + 3.75%)	6/26/2026	3,866,834	3,675,471	3,450,086	0.8%
Tecta America Corp. (7)(8)	Construction and Engineering	5.00% (L + 4.25%)	4/6/2028	6,172,249	6,180,294	6,183,822	1.4%
The Edelman Financial Engines Centre, LLC (7)	Diversified Financial Services	4.25% (L + 3.50%)	4/7/2028	7,939,714	7,850,378	7,945,193	1.8%
Thryv, Inc. (4)(7)	Professional Services	9.50% (L + 8.50%)	2/18/2026	6,011,096	6,022,690	6,116,290	1.4%
TIBCO Software Inc (7)	Software	3.85% (L + 3.75%)	6/30/2026	2,955,000	2,948,675	2,936,530	0.6%
Tidal Power Holdings, LLC (4)(7)	Independent Power and Renewable Electricity Producers	4.75% (L + 3.75%)	4/1/2027	4,252,248	4,229,645	4,300,086	0.9%
Tiger Acquisition, LLC (7)	Industrial Conglomerates	3.75% (L + 3.25%)	5/19/2028	2,992,500	2,981,347	2,978,076	0.7%
Titan US Finco, LLC (4)(8)	Media	4.50% (L + 4.00%)	10/6/2028	6,000,000	5,985,062	5,994,990	1.3%
Torrid, LLC (4)(8)	Specialty Retail	6.25% (L + 5.50%)	5/19/2028	2,000,000	2,022,001	2,017,500	0.4%
Tory Burch LLC (7)	Specialty Retail	3.50% (L + 3.00%)	4/14/2028	1,990,000	1,971,658	1,990,000	0.4%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of December 31, 2021

		Interest	Maturity	Principal /	Amortized	Fair	Percentage of Net
Portfolio Company(3)	Industry	Rate	Date	Par	Cost(1)(6)	Value	Assets
Tosca Services, LLC (7)	Containers and Packaging	4.25% (L + 3.50%)	8/18/2027	2,970,000	2,957,856	2,968,159	0.7%
Traverse Midstream Partners LLC (7)	Oil, Gas and Consumable Fuels	5.25% (C + SCA + 4.25%)	9/27/2024	5,673,975	5,385,313	5,659,819	1.2%
Triton Water Holdings, Inc. (7)	Food Products	4.00% (L + 3.50%)	3/31/2028	4,975,001	4,958,709	4,928,360	1.1%
Truck Hero, Inc. (7)	Auto Components	4.00% (L + 3.25%)	1/20/2028	7,051,725	7,041,693	7,028,066	1.6%
U.S. Renal Care, Inc. (7)(8)	Healthcare Providers and Services	5.13% (L + 5.00%)	6/26/2026	8,911,817	8,759,285	8,690,180	1.9%
U.S. Renal Care, Inc. (7)	Healthcare Providers and Services	6.50% (L + 5.50%)	6/26/2026	498,750	492,009	490,022	0.1%
U.S. Silica Company (4)(7)	Metals and Mining	5.00% (L + 4.00%)	4/25/2025	7,945,544	7,762,054	7,786,633	1.7%
Ultimate Software Group, The (7)	Software	3.85% (L + 3.75%)	4/8/2026	4,411,006	4,392,996	4,403,727	1.0%
United Airlines, Inc. (4)(7)	Airlines	4.50% (L + 3.75%)	4/21/2028	7,967,400	8,034,531	8,014,009	1.8%
Univision Communications Inc. (7)	Media	4.00% (L + 3.25%)	3/13/2026	4,121,311	4,008,960	4,135,798	0.9%
US Radiology Specialists, Inc. (5)(7)	Healthcare Providers and Services	6.00% (L + 5.25%)	12/10/2027	8,970,000	8,862,961	8,976,997	2.0%
VeriFone Systems, Inc. (7)	Commercial Services and Supplies	4.18% (L + 4.00%)	8/20/2025	2,976,982	2,936,772	2,930,095	0.6%
Verscend Holding Corp. (7)	Healthcare Technology	4.10% (L + 4.00%)	8/27/2025	6,126,073	6,110,295	6,132,199	1.4%
Vision Solutions, Inc. (7)	IT Services	4.75% (L + 4.00%)	4/24/2028	9,975,000	9,944,077	9,975,000	2.2%
Watlow Electric Manufacturing Company (5)(7)	Electrical Equipment	4.25% (L + 3.75%)	3/2/2028	5,101,525	5,115,092	5,103,132	1.1%
Whatabrands LLC (7)	Hotels, Restaurants and Leisure	3.75% (L + 3.25%)	7/21/2028	2,400,000	2,388,461	2,394,948	0.5%
White Cap Buyer LLC (5)(7)(8)	Building Products	4.50% (L + 4.00%)	10/8/2027	6,959,924	6,949,443	6,974,923	1.5%
Wilsonart LLC (7)(8)	Building Products	4.50% (L + 3.50%)	12/18/2026	7,949,623	7,945,181	7,958,765	1.8%
Zelis Cost Management Buyer, Inc. (7)	Healthcare Technology	3.60% (L + 3.50%)	9/30/2026	4,792,714	4,784,986	4,767,408	1.1%
Total First Lien Senior Secured				1,012,130,228	$1,003,839,402	$1,007,407,474	222.4%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of December 31, 2021

		Interest	Maturity	Principal /	Amortized	Fair	Percentage of Net
Portfolio Company(3)	Industry	Rate	Date	Par	Cost(1)(6)	Value	Assets
Second Lien Senior Secured(2)
Almonde, Inc. (5)	Software	8.25% (L + 7.25%)	4/28/2025	3,000,000	3,003,750	3,000,345	0.7%
ARC Falcon I Inc. (7)	Chemicals	7.50% (L + 7.00%)	9/24/2029	2,000,000	1,980,393	1,980,000	0.4%
Artera Services, LLC (7)	Construction and Engineering	8.25% (L + 7.25%)	3/6/2026	7,810,000	7,423,359	7,731,900	1.7%
Aruba Investments, Inc. (7)	Chemicals	8.50% (L + 7.75%)	10/27/2028	2,350,000	2,316,709	2,373,500	0.5%
Asurion, LLC (5)(7)	Insurance	5.35% (L + 5.25%)	1/19/2029	6,000,000	5,960,590	5,983,140	1.3%
Curium BidCo S.a r.l. (4)(5)	Pharmaceuticals	8.50% (L + 7.75%)	10/27/2028	3,000,000	3,052,500	3,033,750	0.7%
DCert Buyer, Inc. (7)	IT Services	7.10% (L + 7.00%)	2/19/2029	1,500,000	1,496,858	1,506,248	0.3%
Energy Acquisition LP (5)	Electrical Equipment	8.50% (L + 8.50%)	6/25/2026	2,812,400	2,720,196	2,624,320	0.6%
Epicor Software Corporation (5)(7)	Software	8.75% (L + 7.75%)	7/31/2028	3,000,000	3,041,862	3,077,505	0.7%
Help/Systems Holdings, Inc.	Software	7.50% (L + 6.75%)	11/19/2027	3,656,217	3,665,199	3,657,752	0.8%
Idera, Inc.	IT Services	7.50% (L + 6.75%)	2/5/2029	3,000,000	3,029,512	3,007,500	0.7%
Infinite Bidco LLC (5)(7)	Electronic Equipment, Instruments and Components	7.50% (L + 7.00%)	2/24/2029	2,743,333	2,738,086	2,760,479	0.6%
Inmar, Inc. (7)	Professional Services	9.00% (L + 8.00%)	5/1/2025	5,000,000	5,007,347	5,012,500	1.1%
Ivanti Software, Inc. (5)	Software	7.75% (L + 7.25%)	12/1/2028	2,000,000	2,000,000	2,005,010	0.4%
Magenta Buyer LLC	Software	9.00% (L + 8.25%)	5/3/2029	3,000,000	2,985,021	2,987,820	0.7%
Peraton Corp.	IT Services	8.50% (L + 7.75%)	2/26/2029	3,000,000	3,066,820	3,048,750	0.7%
Pretium PKG Holdings, Inc. (7)	Containers and Packaging	7.25% (L + 6.75%)	9/21/2029	2,000,000	1,980,887	1,998,750	0.4%
Quest Software US Holdings Inc (7)	Software	8.38% (L + 8.25%)	5/18/2026	3,347,000	3,331,490	3,351,535	0.7%
TIBCO Software Inc (5)	Software	7.35% (L + 7.25%)	2/28/2028	2,500,000	2,509,375	2,513,013	0.6%
Vision Solutions, Inc.	IT Services	8.00% (L + 7.25%)	4/23/2029	3,000,000	3,007,499	3,004,695	0.7%
Total Second Lien Senior Secured				64,718,950	64,317,453	64,658,512	14.3%

Corporate Bonds
Diebold Inc (4)	Diversified Consumer Services	8.50%	4/15/2024	1,000,000	1,002,202	1,000,071	0.3%
KOBE US Midco 2 Inc	Chemicals	9.25%	11/1/2026	1,900,000	1,881,394	1,947,500	0.4%
Total Corporate Bonds				2,900,000	2,883,596	2,947,571	0.7%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of December 31, 2021

		Interest	Maturity	Principal /	Amortized	Fair	Percentage of Net
Portfolio Company(3)	Industry	Rate	Date	Par	Cost(1)(6)	Value	Assets
Convertible Bonds
Dish Network Corp (4)	Media	3.38%	8/15/2026	1,000,000	1,021,974	942,069	0.2%
Total Convertible Bonds				1,000,000	1,021,974	942,069	0.2%
Total Debt Investments				1,080,749,178	$1,072,062,425	$1,075,955,626	237.6%

CLO Mezzanine(2)
522 Funding CLO 2020-6, Ltd. (4)	Structured Note	8.17% (L + 8.04%)	10/23/2034	2,800,000	2,717,549	2,738,208	0.6%
Barings CLO Ltd (4)	Structured Note	6.88% (L + 6.75%)	1/20/2028	2,000,000	1,922,263	1,892,175	0.4%
Carlyle US CLO 2020-2, Ltd (4)	Structured Note	8.66% (L + 8.53%)	1/25/2035	4,000,000	3,880,576	3,911,604	0.9%
Elmwood CLO III Ltd. (4)	Structured Note	7.86% (L + 7.74%)	10/20/2034	2,000,000	1,921,030	1,905,811	0.4%
GoldenTree Loan Management US 2020-7A (4)	Structured Note	7.88% (L + 7.50%)	4/20/2034	2,000,000	1,886,090	1,900,494	0.4%
GoldenTree Loan Management US 2021-10A (4)	Structured Note	7.92% (L + 7.79%)	7/20/2034	1,250,000	1,213,704	1,187,520	0.3%
GoldenTree Loan Management US 2021-9A (4)	Structured Note	6.88% (L + 6.75%)	1/20/2033	2,000,000	1,886,518	1,877,447	0.4%
HPS Loan Management Series 15A-19 (4)	Structured Note	6.73% (L + 6.60%)	7/22/2032	1,500,000	1,409,524	1,485,842	0.3%
Magnetite CLO Ltd 2015-16A (4)	Structured Note	6.62% (L + 6.50%)	1/18/2028	1,000,000	810,847	946,886	0.2%
Thayer Park CLO, Ltd. (4)	Structured Note	9.00% (L + 8.87%)	4/20/2034	1,300,000	1,259,186	1,259,407	0.3%
Total CLO Mezzanine				19,850,000	18,907,287	19,105,394	4.2%

CLO Equity
Ares CLO LTD 2021-62A (4)	Structured Subordinated Note	NA	1/25/2034	5,000,000	4,620,000	4,619,794	1.0%
Dryden 86 CLO, Ltd. (4)	Structured Subordinated Note	NA	7/17/2030	6,000,000	4,695,000	4,734,172	1.0%
Long Point Park CLO, Ltd. (4)	Structured Subordinated Note	NA	1/17/2030	6,358,000	4,332,977	4,430,826	1.0%
Regatta XII Funding Ltd. (4)	Structured Subordinated Note	NA	10/15/2032	6,000,000	4,710,000	4,714,852	1.0%
Stratus CLO Series 2021-1A (4)	Structured Subordinated Note	NA	12/29/2029	2,000,000	1,743,200	1,754,156	0.5%
Total CLO Equity				25,358,000	20,101,177	20,253,800	4.5%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of December 31, 2021

		Interest	Maturity	Number of		Fair	Percentage of Net
Portfolio Company(3)	Industry	Rate	Date	Shares	Cost	Value	Assets
Custom Truck One Source Inc (4)	Commercial Services and Supplies	NA	NA	100,000	500,000	800,000	0.2%
Total Equity Investments				100,000	500,000	800,000	0.2%
Total Equity and Other Investments				45,308,000	39,508,464	40,159,194	8.9%

				Percentage
	Number of Shares	Cost	Fair Value	of Net Assets
Short-Term Investments
Fidelity Investments Money Market Government Portfolio - Institutional Class, 0.01% (9)	78,142,764	78,142,764	78,142,764	17.3%
Total Short-Term Investments	78,142,764	$78,142,764	$78,142,764	17.3%

Total Investments		$1,189,713,653	$1,194,257,584	263.8%
Liabilities in Excess of Other Assets			(741,459,996)	(163.8)%
Net Assets			$452,797,588	100.0%

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(2)	Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), SOFR + Credit Spread Adjustment (S+CSA), where the Credit Spread Adjustment is a defined additional spread amount based on the tenor of SOFR the borrower selects, or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. For the holdings as of 12/31/21 that have S+CSA as the base rate, the CSA is 10bp for 1M SOFR, 15bp for 3M SOFR, and 25bp for 6M SOFR. For the avoidance of doubt, loan floors apply to S+CSA, not S.
(3)	As of December 31, 2021, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
(4)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2021, 13.3% of the Company’s total assets were in non-qualifying investments.
(5)	Investments or a portion of investments are unsettled as of December 31, 2021.
(6)	As of December 31, 2021, the tax cost of the Company’s investments approximates their amortized cost.
(7)	Security or portion thereof held within Palmer Square BDC Funding I, LLC (“PS BDC Funding”) and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Bank of America, N.A. (“BofA N.A.”) (see Note 6 to the consolidated financial statements).
(8)	Security or portion thereof held within Palmer Square BDC Funding II, LLC (“PS BDC Funding II”) and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Wells Fargo Bank, National Association (“WFB”) (see Note 6 to the consolidated financial statements).
(9)	7-day effective yield as of December 31, 2021.
(10)	Of the $3,765,060 commitment to RSC Acquisition, Inc., $3,237,952 was unfunded as of December 31, 2021.

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

The Company’s investment objective is to maximize total return, comprised of current income and capital appreciation. The Company’s current investment focus is guided by two strategies that facilitate its investment opportunities and core competencies: (1) investing in corporate debt securities and, to a lesser extent, (2) investing in collateralized loan obligation (“CLO”) structured credit funds that typically own corporate debt securities, including the equity and junior debt tranches of CLOs. To a limited extent, the Company may enter into derivatives transactions, which may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of the Company’s portfolio positions from changes in currency exchange rates and market interest rates or to earn income and enhance the Company’s total returns. The Company may receive or purchase warrants or rights to acquire equity or other securities in connection with making a debt investment in a company. During the years ended December 31, 2022 and December 31, 2021, the Company did not invest in any derivative contracts.

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

Debt Issuance Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs. These expenses are deferred and amortized over the life of the related debt instrument. Debt issuance costs are presented on the consolidated statement of assets and liabilities as a direct deduction from the debt liability. In circumstances in which there is not an associated debt liability amount recorded in the consolidated financial statements when the debt issuance costs are incurred, such debt issuance costs will be reported on the consolidated statement of assets and liabilities as an asset until the debt liability is recorded. As of December 31, 2021, the balance of debt issuance costs was $2.1 million, representing deferred financing costs of $3.4 million less accrued interest of $1.3 million, included in BoA Credit Facility and WF Credit Facility (each as defined below), net of $649.9 million on the consolidated statement of assets and liabilities. As of December 31, 2022, the balance of debt issuance costs was $(0.1) million, representing deferred financing costs of $2.4 million less accrued interest of $2.5 million, included in BoA Credit Facility and WF Credit Facility (each as defined below), net of $641.3 million on the consolidated statement of assets and liabilities.

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

Non-Accrual Status

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

 Management reviews all loans that have principal or interest that is 90 days past due, or when there is reasonable doubt as to the collection of principal or interest to determine if a loan will be placed on non-accrual status. When a loan is placed on non-accrual status, the accrued interest and unpaid interest is generally reversed, and any discount (market or original) is no longer accreted to interest income. Interest payments received while a loan is on non-accrual status may be applied to principal or recognized as income, as determined by management’s judgement regarding collectability.

A loan may be taken off non-accrual status if past due payments are made, and if management determines the issuer is likely to remain current on future payments. Management may make exceptions to this policy if the loan has sufficient collateral value or is in the process of collection. Management may also leave a loan on accrual status while actively seeking recovery of past due payment. As of December 31, 2022, the Company had no portfolio investments on non-accrual status.

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

New Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. ASU 2020-04 was effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022 the FASB issued Accounting Standards Update 2022-06, Reference Rate Reform (Topic 848) – Deferral of the Sunset Date of Topic 848 which extended the effective period through December 31, 2024.

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

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2022 and December 31, 2021:

	December 31, 2022		December 31, 2021
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt	$951,753,250	$870,880,344	$1,003,839,402	$1,007,407,474
Second-lien senior secured debt	71,513,263	58,118,340	64,317,453	64,658,512
Corporate Bonds	1,884,529	1,332,888	2,883,596	2,947,571
Convertible Bond	-	-	1,021,974	942,069
CLO Mezzanine	17,589,330	14,732,721	18,907,287	19,105,394
CLO Equity	27,012,348	21,800,224	20,101,177	20,253,800
Equity	-	-	500,000	800,000
Short-term investments	50,347,215	50,347,215	78,142,764	78,142,764
Total Investments	$1,120,099,935	$1,017,211,732	$1,189,713,653	$1,194,257,584

As of December 31, 2022, approximately 16.0% of the long-term investment portfolio at amortized cost and 16.3% of the long-term investment portfolio measured at fair value, respectively, were invested in non-qualifying assets. As of December 31, 2021 approximately 14.4% of the long-term investment portfolio at amortized cost and 14.5% of the long-term investment portfolio measured at fair value, respectively, were invested in non-qualifying assets. With respect to the Company’s total assets, 14.9% and 13.3% of the Company’s total assets were in non-qualifying assets as defined by Section 55(a) of the 1940 Act as of December 31, 2022 and December 31, 2021, respectively.

The industry composition of investments based on fair value, as a percentage of total investments at fair value, as of December 31, 2022 and December 31, 2021 was as follows:

	December 31, 2022	December 31, 2021

Software	12.9%	10.2%
Healthcare Providers and Services	9.9%	10.8%
IT Services	8.4%	9.4%
Professional Services	5.9%	6.4%
Insurance	5.8%	5.7%
Cash and Cash Equivalents	4.9%	6.5%
Hotels, Restaurants and Leisure	3.9%	3.5%
Building Products	3.7%	3.0%
Chemicals	3.3%	2.2%
Media	3.2%	3.9%
Independent Power and Renewable Electricity Producers	2.8%	3.1%
Diversified Financial Services	2.6%	1.8%
Aerospace and Defense	2.5%	0.9%
Construction and Engineering	2.5%	1.7%
Structured Subordinated Note	2.1%	1.7%
Healthcare Technology	2.1%	2.1%
Metals and Mining	2.0%	1.5%
Auto Components	1.9%	1.5%
Oil, Gas and Consumable Fuels	1.7%	3.0%
Diversified Consumer Services	1.6%	0.8%
Containers and Packaging	1.5%	1.8%
Structured Note	1.4%	1.6%
Food Products	1.3%	1.1%
Specialty Retail	1.3%	1.2%
Commercial Services and Supplies	1.3%	1.5%
Electronic Equipment, Instruments and Components	1.2%	1.1%
Internet Software and Services	1.1%	1.3%
Healthcare Equipment and Supplies	0.9%	2.0%
Airlines	0.8%	1.3%
Real Estate Management and Development	0.6%	0.6%
Wireless Telecommunication Services	0.6%	0.6%
Machinery	0.6%	0.3%
Pharmaceuticals	0.6%	0.8%
Energy Equipment and Services	0.6%	-%
Electrical Equipment	0.5%	0.6%
Road and Rail	0.5%	0.6%
Technology Hardware, Storage and Peripherals	0.4%	0.5%
Industrial Conglomerates	0.4%	0.8%
Household Durables	0.3%	0.4%
Diversified Telecommunication Services	0.3%	1.4%
Textiles, Apparel and Luxury Goods	0.1%	0.1%
Leisure Products	-%	0.4%
Electric Utilities	-%	0.3%
Total	100.0%	100.0%

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

Investments in private investment companies measured based upon net asset value as a practical expedient to determine fair value are not required to be categorized in the fair value hierarchy. As of December 31, 2022 and as of December 31, 2021, there were no investments accounted for using the practical expedient.

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

The following table presents the fair value hierarchy of investments as of December 31, 2022:

	Fair Value Hierarchy as of December 31, 2022
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$-	$870,880,344	$-	$870,880,344
Second-lien senior secured debt	-	58,118,340	-	58,118,340
Corporate Bonds	-	1,332,888	-	1,332,888
CLO Mezzanine	-	14,732,721	-	14,732,721
CLO Equity	-	21,800,224	-	21,800,224
Short Term Investments	50,347,215	-	-	50,347,215
Total Investments	$50,347,215	$966,864,517	$-	$1,017,211,732

The following table presents the fair value hierarchy of investments as of December 31, 2021:

	Fair Value Hierarchy as of December 31, 2021
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$-	$1,007,407,474	$-	$1,007,407,474
Second-lien senior secured debt	-	64,658,512	-	64,658,512
Corporate Bonds	-	2,947,571	-	2,947,571
Convertible Bond	-	942,069	-	942,069
CLO Mezzanine	-	19,105,394	-	19,105,394
CLO Equity	-	20,253,800	-	20,253,800
Equity	800,000	-	-	800,000
Short Term Investments	78,142,764	-	-	78,142,764
Total Investments	$78,942,764	$1,115,314,820	$-	$1,194,257,584

For the years ended December 31, 2022 and December 31, 2021, the Company did not recognize any transfers to or from Level 3.

Debt Not Carried at Fair Value

The fair value of the BoA Credit Facility and the WF Credit Facility, which would be categorized as Level 3 within the fair value hierarchy as of December 31, 2022, approximates their respective carrying values because the BoA Credit Facility and WF Credit Facility each have variable interest based on selected short term rates.

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, BDCs are permitted to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 150% after such borrowing. As of December 31, 2022, the Company’s asset coverage ratio was 157%.

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

Debt obligations under the BoA Credit Facility consisted of the following as of December 31, 2022:

	December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
BoA Credit Facility	$725,000,000	$514,500,000	$210,500,000	$513,726,164
Total debt	$725,000,000	$514,500,000	$210,500,000	$513,726,164

(1)	The amount available reflects any limitations related to the BoA Credit Facility’s borrowing base.

(2)	The carrying value of the BoA Credit Facility is presented net of deferred financing costs of $1.358 million and accrued interest of $584 thousand.

Debt obligations under the BoA Credit Facility consisted of the following as of December 31, 2021:

	December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
BoA Credit Facility	$725,000,000	$552,000,000	$173,000,000	$550,262,297
Total debt	$725,000,000	$552,000,000	$173,000,000	$550,262,297

(1)	The amount available reflects any limitations related to the BoA Credit Facility’s borrowing base.

(2)	The carrying value of the BoA Credit Facility is presented net of deferred financing costs of $1.993 million and accrued interest of $255 thousand.

Average debt outstanding under the BoA Credit Facility during the years ended December 31, 2022 and December 31, 2021, was $544.0 million and $433.1 million, respectively.

The loans under the BoA Credit Facility may be base rate loans or eurocurrency rate loans. The base rate loans will bear interest at the base rate plus 1.30%, and the eurocurrency rate loans will bear interest at 1-month or 3-month LIBOR plus 1.30%. The “base rate” will be equal to the highest of (a) the federal funds rate plus 0.5%, (b) the prime rate, and (c) 1-month or 3-month LIBOR. The Credit Agreement includes fallback language in the event that LIBOR becomes unavailable. Interest pursuant to base rate loans is payable quarterly in arrears, and interest pursuant to eurocurrency loans is payable either quarterly or monthly, as specified by the Borrowers in a loan notice pertaining thereto. The Credit Agreement requires the payment of a commitment fee of 0.50% for unused Commitments until the four-month anniversary of the Second Amendment to the Credit Agreement. Thereafter, the commitment fee is 0.50% on unused Commitments up to 30% of the BoA Credit Facility, and 1.30% on unused Commitments in excess of 30% of the BoA Credit Facility. Such fee is payable quarterly in arrears. The advance rate for PS BDC Funding’s Eligible Collateral Assets ranges from 40% for Second Lien Bank Loans to 70% for First Lien Bank Loans that are B Assets to 100% for Cash (excluding Excluded Amounts) (as each such term is defined in the Credit Agreement).

For the years ended December 31, 2022 and December 31, 2021, the components of interest expense with respect to the BoA Credit Facility were as follows:

	For the Year Ended December 31,
	2022	2021
Interest expense	$17,356,543	$6,711,315
Amortization of debt issuance costs	635,331	550,610
Total interest expense	$17,991,874	$7,261,925
Average interest rate	2.97%	1.40%

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

Debt obligations under the WF Credit Facility consisted of the following as of December 31, 2022:

	December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
WF Credit Facility	$150,000,000	$126,750,000	$23,250,000	$127,583,253
Total debt	$150,000,000	$126,750,000	$23,250,000	$127,583,253

(1)	The amount available reflects any limitations related to the WF Credit Facility’s borrowing base.

(2)	The carrying value of the WF Credit Facility is presented net of deferred financing costs of $1.047 million and accrued interest of $1.880 million.

Debt obligations under the WF Credit Facility consisted of the following as of December 31, 2021:

	December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
WF Credit Facility	$150,000,000	$100,000,000	$50,000,000	$99,648,200
Total debt	$150,000,000	$100,000,000	$50,000,000	$99,648,200

(1)	The amount available reflects any limitations related to the WF Credit Facility’s borrowing base.

(2)	The carrying value of the WF Credit Facility is presented net of deferred financing costs of $1.4 million and accrued interest of $1.048 million.

Average debt outstanding under the WF Credit Facility during the years ended December 31, 2022 and December 31, 2021, was $123.4 million and $13.9 million, respectively.

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

For the years ended December 31, 2022 and December 31, 2021, the components of interest expense with respect to the WF Credit Facility were as follows:

	For the Year Ended December 31,
	2022	2021
Interest expense	$5,107,383	$996,077
Amortization of debt issuance costs	352,912	358,659
Total interest expense	$5,460,295	$1,354,736
Average interest rate	4.03%	2.18%

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

Note 7. Share Transactions

Offering Proceeds

During the years ended December 31, 2022 and December 31, 2021, the Company issued and sold 1,716,297 shares at an aggregate purchase price of $29.2 million and 10,007,526 shares at an aggregate purchase price of $206.6 million, respectively. These amounts include shares issued in reinvestment.

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

Note 8. Commitments and Contingencies

As of December 31, 2022 and December 31, 2021, the Company had an aggregate of $2.6 million and $11.3 million, respectively, of unfunded commitments to provide debt financing to its portfolio companies. As of each of December 31, 2022 and December 31, 2021, there were no capital calls or draw requests made by the portfolio companies to fund these commitments. Such commitments are generally up to the Company’s discretion to approve or are subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statement of assets and liabilities.

 A summary of the composition of the unfunded commitments as of December 31, 2022 is shown in the table below:

	Expiration Date (1)	As of December 31, 2022
ARC Falcon I Inc.	3/30/2023	$636,943
Vocus Group	6/18/2023	2,000,000
Total unfunded commitments		$2,636,943

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

A summary of the composition of the unfunded commitments as of December 31, 2021 is shown in the table below:

	Expiration Date (1)	As of December 31, 2021
ARC Falcon I Inc.	3/30/2023	$636,943
Aveanna Healthcare LLC	7/15/2023	754,717
Culligan Water	1/30/2023	706,667
Medical Solutions L.L.C.	11/2/2023	800,000
National Mentor Holdings, Inc.	3/2/2022	430,398
PT Intermediate Holdings III LLC	4/7/2022	2,140,000
RSC Acquisition, Inc.	11/12/2023	3,237,952
Sovos Compliance, LLC	8/12/2023	589,041
Vocus Group	6/18/2023	2,000,000
Total unfunded commitments		$11,295,718

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2022, management is not aware of any pending or threatened litigation.

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of each of December 31, 2022 and as of December 31, 2021, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of common stock for the years ended December 31, 2022 and December 31, 2021:

	For the Year Ended December 31,
	2022	2021

Net increase (decrease) in net assets resulting from operations	$(74,482,335)	$19,059,718
Weighted average shares of common stock outstanding - basic and diluted	23,130,666	15,494,614
Earnings (loss) per share of common stock - basic and diluted	$(3.22)	$1.23

Note 10. Income Taxes

The Company intends to elect to be treated as a RIC under the Internal Revenue Code (“Code”) for its taxable year end December 31, 2022. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to its stockholders as a dividend. The Company anticipates distributing substantially all of its taxable income and gains, within the Subchapter M rules, and thus the Company anticipates that it will not incur any federal or state income tax at the RIC level. As a RIC, the Company is also subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis (e.g., calendar year 2022). Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required.

The permanent differences for tax purposes from distributable earnings to additional paid in capital were reclassified for tax purposes for the tax years ended December 31, 2022 and December 31, 2021. These reclassifications have no impact on net assets.

	Year Ended December 31,
	2022	2021
Increase (decrease) in distributable earnings	$-	$-
Increase (decrease) in capital in excess of par value	$-	$-

The following reconciles net increase in net assets resulting from operations to taxable income for the years ended December 31, 2022 and December 31, 2021:

	Year Ended December 31,
	2022	2021
Net increase (decrease) in net assets resulting from operations	$(74,482,335)	$19,059,718
Net change in unrealized appreciation (depreciation) from investments	107,432,980	8,527,786
Other book tax differences	8,109,784	(897,245)
Taxable income before deductions for distributions	$41,060,429	$26,690,259

	Year Ended December 31,
	2022	2021
Distributions paid from:
Ordinary income	$43,482,016	$22,163,852
Capital gains	573,101	3,788,641
Return of Capital	-	-
Total	$44,055,117	$25,952,493

For the years ended December 31, 2022 and December 31, 2021, the components of accumulated earnings on a tax basis were as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Undistributed net investment income (loss)	$-	$1,834,053
Undistributed capital gains	-	513,796
Other accumulated gain (loss)	(7,575,518)	(101,573)
Net unrealized appreciation (depreciation)	(102,926,664)	5,788,994
Total	$(110,502,182)	$8,035,270

Capital losses can be carried forward indefinitely to offset future capital gains. As of December 31, 2022 and December 31, 2021, the Company had no capital loss carryforwards.

As of December 31, 2022 and December 31, 2021, the Company’s aggregate unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes was as follows:

	December 31,	December 31,
	2022	2021
Tax cost	1,120,121,398	1,188,452,438
Gross unrealized appreciation	1,008,264	9,331,858
Gross unrealized depreciation	(103,934,928)	(3,542,964)
Net unrealized appreciation/(depreciation) on investments	$(102,926,664)	$5,788,994

The Company adopted FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes (“ASC 740”) as of January 23, 2020, commencement of operations. ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. As of December 31, 2022, management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken in the Company’s current year tax return. The Company identifies its major tax jurisdiction as U.S. Federal. The 2020-2022 tax years remain subject to examination by U.S. federal, state and local authorities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof.

Note 11. Financial Highlights

The following per share of common stock data has been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights for the years ended December 31, 2022 and December 31, 2021, and for the period January 23, 2020 (Commencement of Operations) through December 31, 2020:

	For the Year Ended December 31,		For the Period January 23, 2020 (Commencement of Operations) through December 31,
	2022	2021	2020
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$20.06	$20.15	$20.00

Results of Operations:
Net Investment Income(1)	1.78	1.47	1.32
Net Realized and Unrealized Gain (Loss) on Investments(1)(4)	(5.00)	(0.18)	(0.19)
Net Increase (Decrease) in Net Assets Resulting from Operations	(3.22)	1.29	1.13

Distributions to Common Stockholders
Distributions from Net Investment Income	(1.85)	(1.01)	(0.98)
Distributions from Realized Gains	(0.03)	(0.37)	-
Net Decrease in Net Assets Resulting from Distributions	(1.88)	(1.38)	(0.98)

Net Asset Value, End of Period	$14.96	$20.06	$20.15

Shares Outstanding, End of Period	24,286,628	22,570,331	12,562,805

Ratio/Supplemental Data
Net assets, end of period	$363,443,482	$452,797,588	$253,144,971
Weighted-average shares outstanding	23,130,666	15,494,614	11,156,932
Total Return(3)	(16.51)%	8.10%	4.29%
Portfolio turnover	27%	53%	63%
Ratio of operating expenses to average net assets without waiver(2)	8.28%	5.54%	5.69%
Ratio of operating expenses to average net assets with waiver(2)	8.03%	5.29%	5.44%
Ratio of net investment income (loss) to average net assets without waiver(2)	9.61%	6.92%	7.18%
Ratio of net investment income (loss) to average net assets with waiver(2)	9.86%	7.17%	7.43%

(1)	The per common share data was derived by using weighted average shares outstanding.

(2)	The ratios reflect an annualized amount.

(3)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. Total return is not annualized. Assumes reinvestment of distributions.

(4)	Realized and unrealized gains and losses per share in this caption are balancing amounts necessary to reconcile the change in net asset value per share for the period, and may not reconcile with the aggregate gains and losses in the Consolidated Statements of Operations due to share transactions during the period.

Note 12. Selected Quarterly Financial Data (Unaudited)

The following are the quarterly results of operations for the years ended December 31, 2022 and December 31, 2021. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	For the Three Months Ended
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022

Investment income	$14,254,960	$16,497,241	$19,973,554	$23,774,145
Net expenses	5,584,387	6,947,708	9,521,115	11,365,858
Net investment income (loss)	8,670,573	9,549,533	10,452,439	12,408,287
Net realized gain (loss) on investments, and foreign currency transactions	(369,870)	(486,754)	(496,697)	(6,776,866)
Net unrealized gain (loss) on investments, foreign currency translations, and foreign currency contracts	(11,731,503)	(74,394,896)	(16,711,415)	(4,595,166)
Increase (decrease) in net assets resulting from operations	$(3,430,800)	$(65,332,117)	$(6,755,673)	$1,036,255
Net asset value per share as of the end of the quarter	$19.91	$16.71	$16.00	$14.96

	For the Three Months Ended
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Investment income	$9,674,876	$7,869,228	$8,875,949	$13,265,600
Net expenses	3,637,128	3,673,024	3,966,032	5,575,228
Net investment income (loss)	6,037,748	4,196,204	4,909,917	7,690,372
Net realized gain (loss) on investments, and foreign currency transactions	1,132,657	2,712,837	489,555	418,214
Net unrealized gain (loss) on investments, foreign currency translations, and foreign currency contracts	(1,826,413)	(1,871,880)	(673,345)	(4,156,148)
Increase (decrease) in net assets resulting from operations	$5,343,992	$5,037,161	$4,726,127	$3,952,438
Net asset value per share as of the end of the quarter	$20.57	$20.65	$20.70	$20.06

Note 13. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements except for the following:

Issuance of Common Stock

On January 1, 2023, the Company issued and sold 86,898 shares of its common stock at an aggregate purchase price of $1.3 million. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

On February 1, 2023, the Company issued and sold 34,639 shares of its common stock at an aggregate purchase price of $554.2 thousand. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

As of March 1, 2023, the Company sold approximately $9.25 million of shares of its common stock (with the final number of shares of common stock to be determined based on the to-be-determined net asset value per share). The offer and sale of the shares of common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

Unfunded Capital Commitments

As of February 21, 2023, Vocus Group was fully funded for $2.0 million.

Change in Interest Rate on the BoA Credit Facility

On February 3, 2023, the Company entered into an omnibus amendment to the BoA Credit Facility that, among other things: (i) removes LIBOR transition language, (ii) replaces eurocurrency rate loans with SOFR loans for which the spread over the base rate increased from 1.30% to (a) with respect to any SOFR Loan with a term of one month, 1.40%, and (b) with a term of three months, 1.45%, and (iv) with respect to any base rate loan, such base rate became 1.40%.

Distributions

On December 30, 2022, the Company declared a distribution of $0.64 per share, or $15,183,248, of which a cash distribution of $6,941,066 was paid on January 13, 2023 and the remainder was paid in common stock through the Company’s dividend reinvestment plan.

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

Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

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

Directors

Name, Address and Age (1)	Position(s) held with Company	Term of Office and Length of Time Served	Principal Occupation(s) During the Past 5 Years	Other Public Directorships Held During the Past 5 years (2)
Independent Director
Christopher C. Nelson – 48	Director	Class II Director since November 2019; Term Expires 2023	Wealth Advisor at SeaCrest Wealth Management, a financial advisory firm, since May 2018. Vice President at Enterprise Trust Company, an investment management firm, from February 2013 to February 2018.	None
Megan L. Webber – 48	Director	Class I Director since November 2019; Term Expires 2025	Financial Reporting Manager at The Anschutz Corporation, a private holding company.	Member of the Board of Trustees of Palmer Square Opportunistic Income Fund since August 2014. Member of the Board of Trustees of Montage Managers Trust, a registered investment company (ceased operations in 2017).
James W. Neville Jr. – 58	Director	Class III Director since November 2019; Term Expires 2024	Proprietary trader and investor. Portfolio Manager at Great Plains Principal Trading, an asset management firm, from January 2012 through June 2019.	Member of the Board of Trustees of Palmer Square Opportunistic Income Fund since August 2014. Member of the Board of Trustees of Montage Managers Trust, a registered investment company (ceased operations in 2017).
Interested Director
Christopher D. Long – 47	Chief Executive Officer and Chairman	Class I Director since November 2019; Term Expires 2025	Chief Executive Officer of Palmer Square Capital Management LLC.	Member of the Board of Trustees of Palmer Square Opportunistic Income Fund from August 2014 to October 2018.
Jeffrey D. Fox – 47	Chief Financial Officer and Director	Class III Director since November 2019; Term Expires 2024	President of Palmer Square Capital Management LLC since March 2020. Managing Director of Palmer Square Capital Management LLC from April 2013 to March 2020.	None

(1)	The business address of each of our directors is c/o Palmer Square Capital BDC Inc., 1900 Shawnee Mission Parkway, Suite 315, Mission Woods, Kansas 66205.

(2)	No director otherwise serves as a director of an investment company subject to the 1940 Act.

Executive Officers Who Are Not Directors

Information regarding our executive officers who do not serve on the Board is as follows:

Name, Address and Age(1)	Positions held with Company	Principal Occupation(s) During the Past 5 Years
Angie K. Long – 48	Chief Investment Officer	Ms. Long was appointed as our Chief Investment Officer in 2019. Ms. Long also serves as Chief Investment Officer of PSCM and has key responsibilities for all investment-related activities at PSCM. Prior to joining PSCM in 2011, Ms. Long worked for JPMorgan Chase & Co. in New York for 13 years. Ms. Long held many senior roles including Deputy Head of North American Credit Trading, Head of High Yield Trading, and Head of Credit Derivatives Trading. Ms. Long has been a trader of many products including high yield bonds, high yield credit derivatives, distressed debt, capital structure arbitrage, and structured credit. In addition, she worked with the Global Head of Credit Trading to help oversee risk management for the High Yield and High Grade credit trading books. Ms. Long is married to Christopher D. Long, our Chairman and Chief Executive Officer. Ms. Long received an AB degree in Economics from Princeton University and is also a CFA® charterholder.

Matthew L. Bloomfield – 42	President

Mr. Bloomfield was appointed as our President in 2022. Mr. Bloomfield is the Portfolio Manager for PSCM’s US CLO management platform and has key responsibilities for all of PSCM’s leveraged loan product offerings and risk management. He is a member of both the US and European CLO investment committees, as well as a member of the Company’s Investment Committee. Prior to joining PSCM in 2015, Mr. Bloomfield worked at Golub Capital in Chicago, most recently as an Associate Portfolio Manager within the Broadly Syndicated Loan Group where he focused on investing in leveraged loans via CLOs and separately managed accounts. Prior to joining Golub Capital, Mr. Bloomfield worked at Giuliani Capital Advisors in Chicago as an Analyst and subsequently Associate in the Investment Banking Group where he focused on special situations and restructuring mandates. Mr. Bloomfield earned an MBA in Finance from Northwestern University’s Kellogg School of Management, as well as a BS and BGS in Business Administration and Economics, respectively, from the University of Kansas.

Scott A. Betz – 45	Chief Compliance Officer	Mr. Betz was appointed as our Chief Compliance Officer in 2019. Prior to joining in 2019, Mr. Betz worked for over 14 years at Scout Investments, most recently as Chief Operating Officer, Chief Compliance Officer and Treasurer. Prior to joining Scout Investments, Mr. Betz worked for over six years at UMB Bank as a Performance Measurement Specialist and subsequently as Investment Technology Officer. Mr. Betz received an MBA degree and a BA degree in Political Science from the University of Missouri-Kansas City.

(1)	The business address of each of our officers is c/o Palmer Square Capital BDC Inc., 1900 Shawnee Mission Parkway, Suite 315, Mission Woods, Kansas 66205.

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

Interested Directors

Christopher D. Long

Mr. Long was appointed as our Chairman and Chief Executive Officer in 2019 and has served on our Board since November 2019. Mr. Long has also served as Chief Executive Officer of our Investment Advisor since 2019 and Chief Executive Officer of PSCM since 2009 and is responsible for managing our Investment Advisor’s and PSCM’s overall business. Mr. Long also served as our President from November 2019 to March 2022 and as President of PSCM from 2009 to March 2020. Since PSCM’s inception, Mr. Long has been successful in not only building a highly-experienced investment team, but also an integrated credit investment platform that manages mutual fund offerings, private funds and separately managed accounts. PSCM has a client list that spans not only institutions and family offices, but also registered investment advisers, banks/trusts, and broker-dealers. Mr. Long’s previous work experience includes key investment roles at Prairie Capital and Sandell Asset Management as well as working at Morgan Stanley in the Credit Derivatives and Distressed Securities Group focused on the firm’s proprietary investments. Before Morgan Stanley, he worked at TH Lee Putnam Ventures, a private equity fund sponsored by Thomas H Lee Partners and Putnam Investments. In that role, he also served on the Board of Directors of Avero, Inc. and was a Board Observer for Parago, Inc. He started his career at JPMorgan & Co. in Leveraged Finance and Mergers & Acquisitions (FIG Group) advising corporations and private equity firms on investment banking and capital markets. Mr. Long previously served on the board of trustees of Palmer Square Opportunistic Income Fund (Nasdaq) from August 2014 to October 2018. Mr. Long is married to Angie K. Long, our Chief Investment Officer. He received an MBA degree from the Harvard Business School and an AB degree in Economics cum laude from Princeton University. The Board believes that Mr. Long’s strong investment and operating leadership experience qualifies him to serve on the Board.

Jeffrey D. Fox

Mr. Fox was appointed as our Chief Financial Officer in 2019 and has served on our board since November 2019. Mr. Fox has also served as Chief Financial Officer of our Investment Advisor since 2019 and as President of PSCM since March 2020. Mr. Fox previously served as our Treasurer from November 2019 to March 2022 and as Managing Director of PSCM from April 2013 to March 2020. Prior to joining Palmer Square in April 2013, Mr. Fox worked for Sandler O’Neill and Partners from September 2011 to March 2013 where he was a Managing Director within Fixed Income where he was involved in the structuring and sales of many products including Collateralized Loan Obligations. Before Sandler O’Neill, Mr. Fox worked for Société Générale as a Director within Global Markets Advisory where he was instrumental in the US CDO/CLO and RMBS Credit Advisory effort. His work included the restructuring of various structured credit legacy positions for European institutions as well as the modeling behind the corporate rating and pricing for various structured products. Prior to Société Générale, Mr. Fox was employed by JPMorgan Chase & Co/Bear Stearns, where he was an Associate Director in the FAST organization focusing on the structuring of Trust Preferred CDOs and CLOs. Also while at Bear Stearns, Mr. Fox managed the global CDO analytics desk which included intensive credit modeling of various asset classes. Mr. Fox received a MS degree in Computer Information Systems from Arizona State University and a BS degree in Mathematics and Geology from Northern Arizona University. Mr. Fox holds the Series 7 and 63 licenses. The Board believes that Mr. Fox’s strong operational and financial experience qualifies him to serve on the Board.

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

Based solely on the Company’s review of Forms 3, 4 and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the year ended December 31, 2022, all Section 16(a) filing requirements applicable to such persons were met in a timely manner, with the following inadvertent exception: Mr. Matthew L. Bloomfield, one of our executive officers, filed late one Form 3 with respect to one transaction in shares of Common Stock during the reporting period.

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

Nomination of Directors

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board since the filing of our Proxy Statement for our 2022 Annual Meeting of Stockholders.

Audit Committee

The members of our Audit Committee are Megan L. Webber, James W. Neville Jr. and Christopher C. Nelson, each of whom meets the independence standards established by the SEC for audit committees and is independent for purposes of the 1940 Act. Ms. Webber serves as Chair of our Audit Committee. Our Board has determined that Ms. Webber is an “audit committee financial expert” under SEC rules. Our Audit Committee’s responsibilities include selecting our independent registered public accounting firm; reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our financial statements; pre-approving the fees for services performed; reviewing, in consultation with the independent registered public accounting firm, the adequacy of internal control systems; reviewing our annual financial statements; overseeing internal audit staff, if any, and periodic filings; and receiving our audit reports and financial statements.

ITEM 11. EXECUTIVE COMPENSATION

None of our officers receives direct compensation from us. However, Messrs. Long, Fox and Bloomfield and Ms. Long, through their indirect financial interests in our Investment Advisor, have an indirect pecuniary interest in the investment advisory fees paid by us under the Advisory Agreement. In addition, the Company is responsible for expenses incurred by the Administrator in connection with administering the Company’s business, including making payments to the Administrator based upon the Company’s allocable portion of the Administrator’s overhead and other expenses associated with performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the allocable portion of the costs of compensation and related expenses of the Company’s Chief Compliance Officer and Chief Financial Officer and their respective administrative support staffs.

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

The following table shows information regarding the compensation earned by our directors for the year ended December 31, 2022. No compensation is paid by us to any interested director or executive officer of the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows information as of the February 28, 2023, unless otherwise indicated, regarding the beneficial ownership of our Common Stock by: (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) each director of the Company; (iii) each executive officer of the Company; and (iv) all directors and executive officers as a group. With respect to persons known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, the Company bases such knowledge on beneficial ownership filings made by the holders with the SEC and other information known to the Company.

The percentage ownership is based on 24,408,165 shares of our Common Stock issued and outstanding as of February 28, 2023. Unless otherwise indicated, all persons named as beneficial owners of our Common Stock have sole voting power and sole investment power with respect to the shares indicated as beneficially owned. None of the shares of Common Stock beneficially owned by our officers or directors has been pledged as security for an obligation. In addition, unless otherwise indicated, the address for each person named below is c/o Palmer Square Capital BDC Inc., Attention: Secretary, 1900 Shawnee Mission Parkway, Suite 315, Mission Woods, Kansas 66205.

Name and Address	Shares Owned (1)		Percentage of Common Stock Outstanding(2)
Christopher D. Long	32,806	(3)	*
Jeffrey D. Fox	9,690		*
Megan L. Webber	—		—
James W. Neville Jr.	—		—
Christopher C. Nelson	—		—
Angie K. Long	32,806	(3)	*
Scott A. Betz	4,932		*
Matthew L. Bloomfield	22,195		*
All directors and executive officers as a group (8 persons)	69,623		*
Excelsior Holdings D2 LLC (4)	3,288,139		13.47%
Alaris Master Fund, LP (5)	3,268,139		13.39%
Caravel Holdings LLC (6)	3,983,290		16.32%
Martin C. Bicknell (7)	2,346,812		9.61%
Chinquapin Trust Company (8)	1,407,445		5.77%

*	Represents less than 1.0% of the issued and outstanding shares of our Common Stock as of the Record Date.

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.

(2)	Based on a total of 24,408,165 shares of Common Stock issued and outstanding as of February 28, 2023.

(3)	Includes 32,806 shares of Common Stock indirectly held by the Angie K. Long Irrevocable Trust, for which Mr. Long and Ms. Long disclaim beneficial ownership except to the extent of his or her pecuniary interests therein.

(4)	As of February 28, 2023, Excelsior Holdings D2 LLC (“Excelsior”) owned 3,288,139 shares of our Common Stock. Excelsior Holdings D LLC, a Delaware limited liability company (“Holdings LLC”) is the managing member of Excelsior. As managing member of Excelsior, Holdings LLC exercises dispositive and voting power over the shares beneficially owned by Excelsior. The principal business address of each of Excelsior and Holdings LLC is 6000 France Ave. S., Suite 550, Minneapolis, Minnesota, 55435.

(5)	As of February 28, 2023, Alaris Master Fund LP owned 3,268,139 shares of our Common Stock. Alaris Capital, LLC is the general partner of Alaris Master Fund LP and may be deemed to be an indirect beneficial owner of the shares. The principal business address of each of Alaris Master Fund LP and Alaris Capital, LLC is 4900 Main Street, Suite 600, Kansas City, Missouri 64112.

(6)	Based on information provided in a Schedule 13G/A filed on October 18, 2021 and a Form 4 filed on October 18, 2021, Caravel Holdings LLC reported shared voting and dispositive power with respect to 3,983,290 shares of our Common Stock. The shares are owned directly by Caravel Holdings LLC, which is a wholly owned subsidiary of Seaboard Foods LLC, which is a wholly owned subsidiary of Seaboard Corporation. Seaboard Foods LLC and Seaboard Corporation may each be deemed to be an indirect beneficial owner of the shares. The principal business address of each of Caravel Holdings LLC, Seaboard Foods LLC and Seaboard Corporation is 9000 West 67th Street, Merriam, Kansas 66202.

(7)	As of February 28, 2023, Martin Christopher Bicknell beneficially owned 2,346,812 shares of our Common Stock. 1,562,896 shares are owned directly by 1248 Holdings, LLC and 783,915 shares are owned directly by BFFV19, LLC. Mr. Bicknell is the Elected Manager of each of the entities that collectively own all of the outstanding membership interests of BFFV19, LLC, and has sole voting and dispositive power over the shares owned by 1248 Holdings, LLC, and thus, Mr. Bicknell may be deemed to be an indirect beneficial owner of the shares owned by each of BFFV19, LLC and 1248 Holdings, LLC. The principal business address of each of BFFV19, LLC, 1248 Holdings, LLC and Mr. Bicknell is 5700 W 112th Street, Suite 500, Overland Park, Kansas 66211.

(8)	As of February 28, 2023, Chinquapin Trust Company owned 1,407,445 shares of our Common Stock. The shares are held of record by Limit & Co., which serves as nominee for Chinquapin Trust Company. Chinquapin Trust Company has sole voting and dispositive power over the shares and is deemed to be the beneficial owner of the shares. The principal business address for Chinquapin Trust Company is 2480 Pershing Rd, Suite 600, Kansas City, Missouri 64108.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Investment Advisory Agreement

We have entered into the Advisory Agreement with our Investment Advisor pursuant to which we pay the Investment Advisor a base management fee and incentive fee (which incentive fee is only payable following a listing of the Company’s Common Stock on a national securities exchange) in exchange for the Investment Advisor’s services sourcing, reviewing and structuring investment opportunities for us, underwriting and performing diligence on our investments and monitoring our investment portfolio on an ongoing basis. Our Board initially approved the Advisory Agreement at an in-person meeting in November 2019, and the Company entered into the Advisory Agreement in January 2020. Our Board most recently determined to re-approve the Advisory Agreement for an additional one-year term at a meeting held in November 2022. Messrs. Long, Fox and Bloomfield and Ms. Long, through their indirect financial interests in our Investment Advisor, have an indirect pecuniary interest in the investment advisory fees paid by us under the Advisory Agreement. Under the incentive fee structure, our adjusted net investment income for purposes thereof will be computed and paid on income that may include interest income that has been accrued but not yet received in cash. This fee structure may give rise to a conflict of interest for our Investment Advisor to the extent that it encourages the Investment Advisor to favor debt financings that provide for deferred interest, rather than current cash payments of interest. Additionally, in the Investment Advisor’s capacity as our valuation designee pursuant to Rule 2a-5 under the 1940 Act, we rely on investment professionals from the Investment Advisor in connection with the valuation of our portfolio investments. While the valuation for each portfolio investment that constitutes a material portion of our portfolio and that does not have a readily available market quotation will be reviewed by an independent valuation firm at least once annually, the ultimate determination of fair value will be made by our Investment Advisor (subject to the Board’s oversight) and not by such third-party valuation firm. The participation of the Investment Advisor’s investment professionals in our valuation process could result in a conflict of interest as the Investment Advisor’s management fee is based, in part, on the value of our total net assets. For the year ended December 31, 2022, the Investment Advisor earned a base management fee of $8.3 million, offset by $1.0 million in management fee waiver from the Investment Advisor, and did not earn an incentive fee, as our Common Stock was not listed on a national securities exchange.

Administration Agreement

We have entered into the Administration Agreement with the Administrator pursuant to which the Administrator furnishes us with office facilities and equipment and provides us with clerical, bookkeeping, recordkeeping and other administrative services. Our Board approved the Administration Agreement in November 2019, and the Company entered into the Administration Agreement in January 2020. Our Board most recently determined to re-approve the Administration Agreement for an additional one-year term at a meeting held in November 2022. Under the Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following aggregate fees by PricewaterhouseCoopers LLP, the Company’s independent registered accounting firm for the fiscal years ended December 31, 2022 and December 31, 2021, were billed to the Company for work attributable to audit, tax and other services provided to the Company for such fiscal year.

	Fiscal Year Ended December 31, 2022	Fiscal Year Ended December 31, 2021
Audit Fees	$343,010	$301,970
Audit-Related Fees	45,000	40,000
Tax Fees	42,000	40,000
All Other Fees	900	900
Total	$430,910	$382,870

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that were provided by PwC for the fiscal years ended December 31, 2022 and December 31, 2021 in connection with statutory and regulatory filings.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) DOCUMENTS FILED AS PART OF THIS REPORT

The following is a list of our consolidated financial statements included in this Annual Report on Form 10-K under Item 8 of Part II hereof:

1. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

(b) EXHIBITS

3.1	Form of Articles of Amendment and Restatement (Incorporated by reference to Exhibit 3.1 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56126) filed on January 16, 2020)
3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form 10 (File No. 000-56126) filed on November 27, 2019)
4.1	Description of securities (Incorporated by reference to Exhibit 4.1 to Registrant’s Annual Report on Form 10-K (File No. 000-56126) filed on March 12, 2021)
10.1	Investment Advisory Agreement, dated as of January 14, 2020, by and between the Registrant and Palmer Square BDC Advisor LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q (File No. 000-56126) filed on May 15, 2020)
10.2	Form of Administration Agreement (Incorporated by reference to Exhibit 10.2 to Registrant’s Registration Statement on Form 10 (File No. 000-56126) filed on November 27, 2019)
10.3	Form of Advisory Agreement Waiver Letter (Incorporated by reference to Exhibit 10.3 to Registrant’s Registration Statement on Form 10 (File No. 000-56126) filed on November 27, 2019)
10.4	Custody Agreement, dated as of December 17, 2019, by and between the Registrant and U.S. Bank National Association (Incorporated by reference to Exhibit 10.4 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56126) filed on January 16, 2020)
10.5	Form of Indemnification Agreement for Directors and Officers (Incorporated by reference to Exhibit 10.5 to Registrant’s Registration Statement on Form 10 (File No. 000-56126) filed on November 27, 2019)
10.6	Form of Trademark Licensing Agreement (Incorporated by reference to Exhibit 10.6 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56126) filed on January 16, 2020)

10.7	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.7 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56126) filed on January 16, 2020)
10.8	Dividend Reinvestment Plan (Incorporated by reference to Exhibit 10.8 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56126) filed on January 16, 2020)
10.9	Credit Agreement, dated February 18, 2020, by and among Palmer Square BDC Funding I LLC, as the borrower, Bank of America, N.A., as administrative agent and as lender, and BofA Securities, Inc., as sole lead arranger and sole book manager (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 814-01334) filed on February 20, 2020)
10.10	Sale and Contribution Agreement, dated February 18, 2020, by and between the Registrant, as the seller, and Palmer Square BDC Funding I LLC, as the purchaser (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K (File No. 814-01334) filed on February 20, 2020)
10.11	Loan and Security Agreement, dated December 18, 2020, by and among the Registrant, as the collateral manager, Palmer Square BDC Funding II LLC, as the borrower, Wells Fargo Bank, National Association, as the administrative agent, U.S. Bank National Association, as the collateral agent and custodian, and the lenders party thereto (Incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K (File No. 000-56126) filed on March 12, 2021)
10.12	Loan Sale Agreement, dated December 18, 2020, by and between the Registrant, as the seller, and Palmer Square BDC Funding II LLC, as the purchaser (Incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K (File No. 000-56126) filed on March 12, 2021)
10.13	First Amendment to Credit Agreement, dated October 12, 2020, by and among Palmer Square BDC Funding I LLC, as the borrower, and Bank of America, N.A., as administrative agent and as lender (Incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K (File No. 000-56126) filed on March 11, 2022)
10.14	Second Amendment to Credit Agreement, dated September 29, 2021, by and among Palmer Square BDC Funding I LLC, as the borrower, and Bank of America, N.A., as administrative agent and as lender (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q (File No. 814-01334) filed on November 15, 2021)
10.15	Omnibus Amendment to Loan Documents, dated February 3, 2023, by and among Palmer Square BDC Funding I LLC, as the borrower, Bank of America, N.A., as administrative agent and as lender, U.S. Bank Trust Company, National Association, as the collateral administrator, and U.S. Bank National Association, as the intermediary (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 814-01334) filed on February 9, 2023)
21.1*	Subsidiaries of Registrant
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

ITEM 16. FORM 10-K SUMMARY

The Registrant has elected not to provide summary information.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Palmer Square Capital BDC Inc.

Dated: March 10, 2023	By:	/s/ Christopher D. Long
Christopher D. Long
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher D. Long	Chief Executive Officer and Chairman of the Board of Directors	March 10, 2023
Christopher D. Long	(Principal Executive Officer)

/s/ Jeffrey D. Fox	Chief Financial Officer and Director	March 10, 2023
Jeffrey D. Fox	(Principal Financial and Accounting Officer)

/s/ Megan L. Webber	Director	March 10, 2023
Megan L. Webber

/s/ James W. Neville Jr.	Director	March 10, 2023
James W. Neville Jr.

/s/ Christopher C. Nelson	Director	March 10, 2023
Christopher C. Nelson