Form 10-Q
period 2023-03-31
Palmer Square Capital BDC Inc.
filed 2023-05-11
CIK 1794776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 30, 2023, the registrant had 25,043,540 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Assets and Liabilities

(Unaudited)

	March 31, 2023 (Unaudited)	December 31, 2022
Assets:
Non-controlled, non-affiliated investments, at fair value (amortized cost of $1,130,719,129 and $1,120,099,935, respectively)	$1,042,644,015	$1,017,211,732
Cash and cash equivalents	6,242,191	1,650,801
Receivables:
Receivable for sales of investments	4,041,576	31,014,356
Receivable for paydowns of investments	242,872	136,119
Due from investment adviser	239,028	234,102
Dividend receivable	217,698	141,997
Interest receivable	6,020,267	6,465,594
Prepaid expenses and other assets	604,026	598,327
Total Assets	$1,060,251,673	$1,057,453,028

Liabilities:
Credit facilities, net (Note 6)	$616,414,365	$641,309,417
Payables:
Payable for investments purchased	38,167,495	42,750,748
Distributions payable	-	6,941,066
Management fee payable	1,912,228	1,872,815
Accrued other general and administrative expenses	1,121,556	1,135,500
Total Liabilities	$657,615,644	$694,009,546

Commitments and contingencies (Note 8)

Net Assets:
Common Shares, $0.001 par value; 450,000,000 shares authorized; 24,975,302 and 24,286,628 as of March 31, 2023 and December 31, 2022, respectively issued and outstanding	$24,975	$24,287
Additional paid-in capital	485,024,914	473,921,377
Total distributable earnings (accumulated deficit)	(82,413,860)	(110,502,182)
Total Net Assets	$402,636,029	$363,443,482
Total Liabilities and Net Assets	$1,060,251,673	$1,057,453,028
Net Asset Value Per Common Share	$16.12	$14.96

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31
	2023	2022
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$25,452,738	$14,157,273
Dividend income	676,868	4,646
Other income	55,896	93,041
Total investment income from non-controlled, non-affiliated investments	26,185,502	14,254,960
Total Investment Income	26,185,502	14,254,960

Expenses:
Interest expense	10,322,130	3,151,012
Management fees	1,912,228	2,257,962
Professional fees	211,994	138,440
Directors fees	18,493	18,493
Other general and administrative expenses	367,006	300,725
Total Expenses	12,831,851	5,866,632
Less: Management fee waiver (Note 3)	(239,028)	(282,245)
Net expenses	12,592,823	5,584,387
Net Investment Income (Loss)	13,592,679	8,670,573

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses):
Non-controlled, non-affiliated investments	(317,446)	(369,870)
Total net realized gains (losses)	(317,446)	(369,870)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	14,813,089	(11,731,503)
Total net change in unrealized gains (losses)	14,813,089	(11,731,503)
Total realized and unrealized gains (losses)	14,495,643	(12,101,373)

Net Increase (Decrease) in Net Assets Resulting from Operations	$28,088,322	(3,430,800)

Per Common Share Data:
Basic and diluted net investment income per common share	$0.55	0.38
Basic and diluted net increase (decrease) in net assets resulting from operations	$1.14	(0.15)
Weighted Average Common Shares Outstanding - Basic and Diluted	24,591,581	22,807,768

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the Three Months Ended March 31
	2023	2022
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$13,592,679	$8,670,573
Net realized gains (losses) on investments and foreign currency transactions	(317,446)	(369,870)
Net change in unrealized gains (losses) on investments, foreign currency translations, and foreign currency exchange contracts	14,813,089	(11,731,503)
Net Increase (Decrease) in Net Assets Resulting from Operations	28,088,322	(3,430,800)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	11,104,225	4,823,800
Net Increase in Net Assets Resulting from Capital Share Transactions	11,104,225	4,823,800
Total Increase (Decrease) in Net Assets	39,192,547	1,393,000
Net Assets, Beginning of Period	363,443,482	452,797,588
Net Assets, End of Period	$402,636,029	$454,190,588

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31
	2023	2022

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$28,088,322	$(3,430,800)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gains)/losses on investments	317,446	369,870
Net change in unrealized (gains)/losses on investments	(14,813,089)	11,731,503
Net accretion of discount on investments	(352,426)	(111,281)
Purchases of short-term investments	(230,510,615)	(137,515,526)
Purchases of portfolio investments	(63,457,688)	(158,946,166)
Proceeds from sale of short-term investments	181,245,181	168,868,099
Proceeds from sale of portfolio investments	102,138,907	147,465,895
Amortization of deferred financing cost	244,963	243,676
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in receivable for sales of investments	26,972,780	(12,674,429)
(Increase)/decrease in interest and dividends receivable	369,626	(413,399)
(Increase)/decrease in due from investment adviser	(4,926)	(1,505)
(Increase)/decrease in receivable for paydowns of investments	(106,753)	(69,718)
(Increase)/decrease in prepaid expenses and other assets	(5,699)	(165,494)
Increase/(decrease) in interest payable on credit facilities	2,377,711	(333,754)
Increase/(decrease) in payable for investments purchased	(4,583,253)	(21,726,598)
Increase/(decrease) in management fees payable	39,413	12,044
Increase/(decrease) in directors fee payable	-	(617)
Increase/(decrease) in accrued other general and administrative expenses	(13,943)	(1,607,683)
Net cash provided by (used in) operating activities	27,945,957	(8,305,883)
Cash Flows from Financing Activities:
Borrowings on the credit facilities	-	33,000,000
Payments on the credit facilities	(27,500,000)	(20,000,000)
Payments of debt issuance costs	(17,726)	-
Distributions paid in cash	(6,941,066)	(5,874,681)
Proceeds from issuance of common shares, net of change in subscriptions receivable of $ -	11,104,225	4,823,800
Net cash provided by (used in) financing activities	(23,354,567)	11,949,119
Net increase/(decrease) in cash and cash equivalents	4,591,390	3,643,236
Cash and cash equivalents, beginning of period	1,650,801	1,093,503
Cash and cash equivalents, end of period	$6,242,191	$4,736,739

Supplemental and Non-Cash Information:
Interest paid during the period	$7,944,419	$3,484,766

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of March 31, 2023
(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
Debt Investments
First Lien Senior Secured(2)
AAdvantage Loyalty IP Ltd. (4)(7)	Insurance	9.56% (L + 4.75%)	4/20/2028	$3,750,000	$3,718,813	$3,813,536	0.8%
AccentCare, Inc. (7)	Healthcare Providers and Services	8.95% (L + 4.00%)	6/22/2026	5,954,987	5,956,463	4,252,843	1.1%
Acrisure, LLC (7)	Insurance	9.09% (L + 4.25%)	2/15/2027	4,986,875	4,959,694	4,899,605	1.1%
Acrisure, LLC (7)	Insurance	8.34% (L + 3.50%)	2/12/2027	5,827,330	5,817,764	5,654,928	1.4%
AI Aqua Merger Sub, Inc., (7)(8)	Food Products	8.48% (S + 3.75%)	6/16/2028	7,642,250	7,646,935	7,398,692	1.8%
Aimbridge Acquisition Co., Inc. (7)	Hotels, Restaurants and Leisure	8.59% (L + 3.75%)	2/2/2026	4,923,469	4,843,549	4,714,222	1.2%
Alliant Holdings Intermediate LLC (7)	Insurance	8.28% (L + 3.50%)	11/5/2027	2,917,595	2,916,128	2,892,066	0.7%
Allied Universal Holdco LLC (7)	Professional Services	8.66% (S + CSA + 3.75%)	4/7/2028	6,895,000	6,890,224	6,558,283	1.6%
Amentum Government Services Holdings LLC (7)	Aerospace and Defense	9.03% (S + 4.00%)	2/15/2029	5,955,000	5,931,112	5,835,900	1.4%
American Rock Salt Company LLC (7)	Metals and Mining	8.84% (L + 4.00%)	6/9/2028	5,899,937	5,893,731	5,700,814	1.4%
Amynta Agency Borrower, Inc. (7)	Insurance	9.99% (S + CSA + 5.00%)	2/28/2028	7,000,000	6,792,618	6,746,250	1.7%
AP Gaming I, LLC (4)(7)	Hotels, Restaurants and Leisure	8.91% (S + CSA + 4.00%)	2/15/2029	8,667,475	8,558,090	8,569,966	2.1%
Aptean Inc (7)(8)	Software	9.16% (S + CSA + 4.25%)	4/23/2026	7,784,469	7,787,113	7,496,444	1.9%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of March 31, 2023
(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
AQA Acquisition Holding, Inc. (7)	Software	9.20% (L + 4.25%)	11/19/2027	8,409,627	8,298,846	8,220,453	2.0%
ARC Falcon I Inc. (7)	Chemicals	8.59% (L + 3.75%)	8/31/2028	4,943,869	4,925,370	4,494,299	1.1%
Ascend Learning, LLC (7)	Professional Services	8.41% (S + CSA + 3.50%)	11/18/2028	7,406,250	7,377,557	6,856,077	1.7%
AssuredPartners, Inc. (7)	Insurance	8.34% (L + 3.50%)	2/12/2027	4,405,263	4,409,546	4,359,823	1.1%
AssuredPartners, Inc. (7)	Insurance	8.31% (S + 3.50%)	2/12/2027	1,980,000	1,970,159	1,962,675	0.5%
Athletico Management, LLC (7)	Healthcare Providers and Services	9.30% (S + CSA + 4.25%)	2/2/2029	7,170,813	7,142,215	5,293,566	1.2%
Autokiniton US Holdings, Inc. (7)(8)	Auto Components	9.42% (S + CSA + 4.50%)	3/27/2028	8,113,628	8,121,424	7,900,645	2.0%
Aveanna Healthcare LLC (4)(5)(7)	Healthcare Providers and Services	8.70% (L + 3.75%)	6/30/2028	5,136,742	5,099,213	4,386,392	1.1%
Barracuda Networks, Inc. (7)	Software	9.18% (S + 4.50%)	4/13/2029	7,481,250	7,274,848	7,221,763	1.8%
BBB Industries (8)	Auto Components	10.16% (S + CSA + 5.25%)	6/29/2029	3,990,000	3,618,783	3,816,435	0.9%
Belfor Holdings, Inc. (7)	Commercial Services and Supplies	8.84% (L + 3.75%)	3/31/2026	1,989,664	1,985,809	1,989,664	0.5%
Castle US Holding Corporation (7)(8)	Professional Services	8.84% (L + 4.00%)	1/31/2027	6,024,469	5,974,152	3,957,353	1.0%
Castle US Holding Corporation (8)	Professional Services	8.59% (L + 3.75%)	1/27/2027	1,970,526	1,963,614	1,301,611	0.3%
CCI Buyer, Inc. (7)(8)	Wireless Telecommunication Services	8.90% (S + 4.00%)	12/17/2027	6,777,990	6,773,066	6,701,737	1.7%
CCS-CMGC Holdings, Inc. (7)	Healthcare Providers and Services	10.33% (L + 5.50%)	10/1/2025	5,341,764	5,295,839	3,629,515	0.9%
CDK Global (7)	Software	9.15% (S + 4.25%)	7/6/2029	3,990,000	3,877,920	3,983,875	1.0%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of March 31, 2023
(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
Congruex Group LLC (8)	Construction and Engineering	10.58% (S + CSA + 5.75%)	4/28/2029	6,203,125	6,064,089	6,017,031	1.5%
Connectwise LLC (7)	IT Services	8.34% (L + 3.50%)	9/29/2028	7,900,000	7,889,950	7,653,125	1.9%
Consolidated Communications, Inc. (4)(7)	Diversified Telecommunication Services	8.38% (L + 3.50%)	10/2/2027	1,428,009	1,413,569	1,141,872	0.3%
ConvergeOne Holdings Corp. (7)(8)	IT Services	9.84% (L + 5.00%)	1/4/2026	9,813,545	9,671,859	5,991,169	1.5%
Corelogic, Inc. (7)	Internet Software and Services	8.38% (L + 3.50%)	4/14/2028	7,880,000	7,874,841	6,745,871	1.7%
CP Atlas Buyer, Inc (7)	Building Products	8.41% (S + CSA + 3.50%)	11/23/2027	6,877,436	6,789,835	6,134,432	1.5%
Creation Technologies, Inc. (4)(8)	Electronic Equipment, Instruments and Components	10.28% (L + 5.50%)	9/14/2028	4,962,500	4,902,171	4,286,359	1.1%
Crown Subsea Communications Holding, Inc. (7)	Construction and Engineering	10.03% (S + CSA + 5.25%)	4/27/2027	1,875,000	1,838,451	1,853,325	0.5%
Curia Global, Inc. (7)	Healthcare Providers and Services	8.53% (S + CSA + 3.75%)	8/30/2026	4,837,746	4,825,920	4,146,867	1.0%
Dave & Buster’s, Inc. (4)(7)	Hotels, Restaurants and Leisure	9.94% (S + CSA + 5.00%)	6/22/2029	4,987,469	4,971,513	4,995,075	1.2%
DCert Buyer, Inc. (7)	IT Services	8.70% (S + 4.00%)	10/16/2026	7,815,310	7,816,171	7,670,023	1.9%
Deerfield Dakota Holding, LLC (7)	Diversified Financial Services	8.56% (S + 3.75%)	2/25/2027	4,862,500	4,815,859	4,720,685	1.2%
Delta Topco, Inc. (7)	IT Services	8.66% (S + 3.75%)	10/29/2027	6,884,887	6,881,540	6,400,053	1.6%
Digi International Inc. (4)(8)	Technology Hardware, Storage and Peripherals	9.84% (L + 5.00%)	12/22/2028	4,296,875	4,224,534	4,286,133	1.1%
DIRECTV Financing, LLC (7)	Media	9.84% (L + 5.00%)	8/2/2027	5,190,000	5,157,273	5,006,585	1.2%
Dotdash Meredith, Inc. (7)	Media	8.77% (S + CSA + 4.00%)	11/23/2028	9,875,000	9,837,024	8,936,875	2.2%
EAB Global, Inc. (7)	Professional Services	8.34% (L + 3.50%)	6/28/2028	1,787,387	1,780,794	1,751,193	0.4%
ECI Software Solutions, Inc. (7)	Software	8.91% (L + 3.75%)	9/30/2027	2,857,616	2,849,880	2,798,321	0.7%
ECL Entertainment, LLC (8)	Hotels, Restaurants and Leisure	12.42% (S + CSA + 7.50%)	3/31/2028	4,158,780	4,191,817	4,166,599	1.0%
EFS Cogen Holdings I, LLC (7)(8)	Independent Power and Renewable Electricity Producers	8.66% (L + 3.50%)	10/29/2027	7,631,990	7,639,509	7,452,638	1.9%
Endurance International Group, Inc., The (7)	Professional Services	8.22% (L + 3.50%)	2/10/2028	4,674,281	4,612,769	4,382,138	1.1%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of March 31, 2023
(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
Fertitta Entertainment, LLC (7)	Hotels, Restaurants and Leisure	8.81% (S + 4.00%)	1/29/2029	7,425,000	7,399,182	7,327,139	1.8%
Flexera Software LLC (7)(8)	Software	8.59% (L + 3.75%)	1/26/2028	8,814,641	8,796,737	8,704,458	2.2%
Fugue Finance, LLC (4)(7)	Diversified Consumer Services	9.37% (S + 4.50%)	1/31/2028	3,975,000	3,896,580	3,975,835	1.0%
Garda World Security Corporation (4)(5)(7)	Diversified Consumer Services	9.01% (S + 4.25%)	2/12/2029	7,979,950	7,729,148	7,755,554	1.9%
Getty Images, Inc. (7)(8)	Media	9.49% (S + CSA + 4.50%)	2/13/2026	8,325,122	8,327,385	8,332,032	2.1%
GIP III Stetson I, LP (7)	Energy Equipment and Services	9.09% (L + 4.25%)	7/19/2025	1,826,015	1,780,514	1,822,208	0.5%
Global Medical Response, Inc. (7)	Healthcare Providers and Services	9.24% (L + 4.25%)	9/24/2025	9,072,634	9,033,913	6,426,464	1.6%
Grab Holdings Inc (4)(7)	IT Services	9.35% (L + 4.50%)	2/27/2026	2,246,302	2,263,385	2,242,371	0.6%
Great Outdoors Group, LLC (7)	Specialty Retail	8.59% (L + 3.75%)	3/6/2028	6,989,929	6,965,327	6,911,328	1.7%
Grinding Media Inc. (8)	Metals and Mining	8.70% (L + 4.00%)	9/21/2028	4,925,000	4,907,041	4,654,125	1.2%
HAH Group Holding Company LLC (7)	Healthcare Providers and Services	9.91% (S + CSA + 5.00%)	10/22/2027	709,144	692,496	691,416	0.2%
HAH Group Holding Company LLC (7)	Healthcare Providers and Services	9.91% (S + CSA + 5.00%)	10/20/2027	5,604,307	5,472,685	5,464,199	1.4%
Hamilton Projects Acquiror, LLC (7)(8)	Independent Power and Renewable Electricity Producers	9.66% (L + 4.50%)	6/11/2027	8,721,780	8,685,874	8,668,838	2.2%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of March 31, 2023
(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
Help/Systems Holdings, Inc. (7)	Software	8.78% (S + CSA + 4.00%)	11/19/2026	6,831,699	6,798,188	6,112,662	1.5%
Hyperion Refinance Sarl (4)(5)(7)	Diversified Financial Services	8.66% (S + 4.00%)	3/24/2030	3,000,000	2,880,000	2,988,750	0.7%
Idera, Inc. (7)	IT Services	8.51% (L + 3.75%)	3/2/2028	9,774,514	9,738,916	9,352,988	2.3%
IMA Financial Group, Inc. (8)	Insurance	8.34% (L + 3.50%)	10/16/2028	4,937,500	4,918,643	4,844,922	1.2%
Indy US Holdco, LLC (5)(7)	Media	10.82% (S + 6.25%)	3/6/2028	4,445,361	3,956,371	3,875,799	1.0%
Indy US Holdco, LLC (7)	Media	10.87% (S + 6.25%)	3/6/2028	2,154,639	1,918,979	1,878,576	0.5%
Infinite Bidco, LLC (5)	Electronic Equipment, Instruments and Components	10.92% (L + 6.25%)	3/2/2028	3,000,000	2,992,500	2,992,500	0.7%
Infinite Bidco, LLC (7)	Electronic Equipment, Instruments and Components	8.41% (L + 3.25%)	3/2/2028	6,393,900	6,351,641	6,143,483	1.5%
Inmar, Inc. (7)(8)	Professional Services	8.93% (L + 4.00%)	5/1/2024	7,821,671	7,807,760	7,519,833	1.9%
Ivanti Software, Inc. (7)	Software	8.98% (L + 4.00%)	12/1/2027	980,000	978,824	791,350	0.2%
Ivanti Software, Inc. (7)	Software	9.21% (L + 4.25%)	12/1/2027	6,905,250	6,863,427	5,695,001	1.4%
Jack Ohio Finance LLC (8)	Hotels, Restaurants and Leisure	9.59% (L + 4.75%)	10/31/2028	4,935,342	4,939,759	4,750,267	1.2%
Kestrel Acquisition, LLC (7)	Independent Power and Renewable Electricity Producers	9.10% (L + 4.25%)	5/2/2025	6,814,213	6,365,026	6,387,268	1.6%
Kleopatra Finco S.a.r.l (4)(7)	Containers and Packaging	10.13% (S + CSA + 4.75%)	2/4/2026	1,960,000	1,955,029	1,813,823	0.5%
Koppers, Inc. (4)(5)	Chemicals	8.84% (S + 4.00%)	3/8/2030	2,075,000	2,012,750	2,038,688	0.5%
LBM Acquisition LLC (7)(8)	Building Products	8.59% (L + 3.75%)	12/31/2027	7,373,134	7,305,818	6,968,755	1.7%
Life Time, Inc. (4)(7)	Hotels, Restaurants and Leisure	9.59% (L + 4.75%)	12/10/2024	7,582,556	7,578,163	7,584,148	1.9%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of March 31, 2023
(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
Lifescan Global Corporation (7)	Healthcare Equipment and Supplies	10.75% (L + 6.00%)	10/1/2024	5,997,514	5,977,768	4,536,459	1.1%
Lightstone Holdco LLC (7)	Independent Power and Renewable Electricity Producers	10.56% (S + 5.75%)	2/1/2027	4,782,436	4,334,870	4,122,459	1.0%
Lightstone Holdco LLC (7)	Independent Power and Renewable Electricity Producers	10.56% (S + 5.75%)	2/1/2027	270,490	245,168	233,162	0.1%
LogMeIn, Inc. (7)	IT Services	9.59% (L + 4.75%)	8/31/2027	9,819,382	9,725,359	5,659,745	1.4%
LSF9 Atlantis Holdings, LLC (7)	Specialty Retail	12.15% (S + 7.25%)	3/29/2029	6,825,000	6,580,116	6,665,773	1.7%
Magenta Buyer LLC (7)	Software	9.58% (L + 4.75%)	7/27/2028	5,431,250	5,390,713	4,498,243	1.1%
Mariner Wealth Advisors, LLC (8)	Diversified Financial Services	9.01% (S + CSA + 4.25%)	8/18/2028	3,000,000	2,869,989	2,988,750	0.7%
Maverick 1, LLC (5)	Software	9.17% (S + CSA + 4.25%)	5/18/2028	5,000,000	4,750,000	4,787,500	1.2%
Maxar Technologies, Inc. (4)(7)	Aerospace and Defense	9.16% (S + CSA + 4.25%)	6/14/2029	3,879,207	3,879,207	3,883,048	1.0%
Medical Solutions L.L.C. (8)	Healthcare Providers and Services	8.24% (S + CSA + 3.25%)	10/6/2028	4,953,857	4,935,239	4,826,915	1.2%
Michael Baker International, LLC (8)	Construction and Engineering	9.84% (L + 5.00%)	11/2/2028	6,171,875	6,121,282	6,056,152	1.5%
Micro Holding Corp. (7)	IT Services	8.59% (L + 3.75%)	9/13/2024	9,835,841	9,807,423	9,692,926	2.4%
Midwest Veterinary Partners, LLC (7)	Healthcare Providers and Services	8.84% (L + 4.00%)	4/27/2028	8,860,050	8,789,901	8,217,697	2.0%
Milano Acquisition Corporation (7)	Healthcare Providers and Services	9.00% (S + CSA + 4.00%)	10/1/2027	8,855,744	8,706,450	8,479,375	2.1%
Minotaur Acquisition, Inc. (7)(8)	Diversified Financial Services	9.66% (S + CSA + 4.75%)	3/27/2026	11,913,082	11,909,502	11,602,693	2.9%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of March 31, 2023
(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
Mitchell International, Inc. (7)	Professional Services	8.50% (L + 3.75%)	10/16/2028	9,900,000	9,843,838	9,385,299	2.3%
MLN US HoldCo LLC (7)	Diversified Telecommunication Services	8.25% (L + 4.50%)	12/31/2025	4,056,188	4,002,394	1,145,873	0.3%
Momentive Performance Materials USA, LLC (5)(7)	Chemicals	9.29% (S + 4.50%)	3/31/2028	7,750,000	7,440,000	7,614,375	1.9%
Moneygram International, Inc. (4)(7)	Diversified Consumer Services	9.34% (L + 4.50%)	7/21/2026	9,869,792	9,853,609	9,832,780	2.4%
NAPA Management Services Corporation (7)	Healthcare Providers and Services	10.14% (S + CSA + 5.25%)	2/23/2029	7,920,000	7,859,508	5,771,700	1.4%
National Mentor Holdings, Inc. (7)	Healthcare Providers and Services	8.75% (S + CSA + 3.75%)	2/18/2028	291,993	291,308	224,755	0.1%
National Mentor Holdings, Inc. (7)	Healthcare Providers and Services	8.69% (S + CSA + 3.75%)	2/18/2028	9,110,922	9,090,834	7,012,905	1.7%
Navicure, Inc. (7)	Healthcare Technology	8.84% (L + 4.00%)	10/22/2026	4,613,923	4,616,580	4,606,010	1.1%
NorthStar Group Services, Inc. (7)(8)	Commercial Services and Supplies	10.42% (S + CSA + 5.50%)	11/9/2026	8,591,452	8,566,473	8,505,538	2.1%
NSM Top Holdings Corp. (7)	Healthcare Equipment and Supplies	10.16% (S + CSA + 5.25%)	11/12/2026	4,923,664	4,907,172	4,606,088	1.1%
OneDigital Borrower LLC (7)	Insurance	9.16% (S + CSA + 4.25%)	11/16/2027	9,846,301	9,754,248	9,501,680	2.4%
Orchid Merger Sub II, LLC (4)(7)	Software	9.80% (S + CSA + 4.75%)	5/12/2027	4,275,000	4,083,715	3,516,188	0.9%
Padagis, LLC (7)	Pharmaceuticals	9.54% (L + 4.75%)	7/31/2028	6,588,235	6,556,805	6,044,706	1.5%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of March 31, 2023
(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
PECF USS Intermediate Holding III Corporation (8)	Professional Services	9.09% (L + 4.25%)	11/6/2028	4,937,500	4,930,728	4,183,322	1.0%
Peraton Corp. (8)	Aerospace and Defense	8.59% (L + 3.75%)	2/1/2028	4,829,889	4,841,452	4,779,586	1.2%
PetVet Care Centers, LLC (7)	Healthcare Providers and Services	8.34% (L + 3.50%)	2/14/2025	6,849,451	6,843,334	6,630,269	1.6%
PMHC II Inc. (7)	Chemicals	9.08% (S + CSA + 4.25%)	2/2/2029	6,571,975	6,519,293	5,810,382	1.4%
Prairie ECI Acquiror LP (7)	Oil, Gas and Consumable Fuels	9.59% (L + 4.75%)	3/11/2026	7,182,326	7,026,970	7,038,679	1.7%
Pretium PKG Holdings, Inc. (7)(8)	Containers and Packaging	9.01% (L + 4.00%)	9/22/2028	5,925,000	5,880,299	4,762,219	1.2%
Project Alpha Intermediate Holding, Inc. (7)	Software	8.85% (L + 4.00%)	4/26/2024	8,329,435	8,279,791	8,291,245	2.1%
Project Boost Purchaser, LLC (7)	Professional Services	8.34% (L + 3.50%)	6/1/2026	5,895,000	5,887,747	5,800,444	1.4%
PS Holdco, LLC (8)	Road and Rail	9.09% (L + 4.25%)	10/31/2028	5,419,975	5,400,932	5,205,723	1.3%
PT Intermediate Holdings III LLC (8)	Machinery	11.02% (S + CSA + 5.98%)	11/1/2028	495,000	490,642	478,913	0.1%
PT Intermediate Holdings III, LLC	Machinery	11.39% (S + 6.50%)	11/1/2028	1,333,400	1,313,665	1,316,733	0.3%
PT Intermediate Holdings III, LLC (8)	Machinery	11.02% (S + CSA + 5.98%)	11/1/2028	1,516,900	1,504,576	1,467,601	0.4%
PT Intermediate Holdings III, LLC (8)	Machinery	11.02% (S + CSA + 5.98%)	10/15/2025	2,291,000	2,283,215	2,216,543	0.6%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of March 31, 2023
(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
PT Intermediate Holdings III, LLC (8)	Machinery	11.02% (S + CSA + 5.98%)	11/1/2028	2,113,250	2,113,250	2,044,569	0.5%
Quest Software US Holdings Inc. (7)	Software	9.08% (S + CSA + 4.25%)	2/1/2029	9,452,500	9,366,715	7,764,189	1.9%
Radiology Partners, Inc. (7)	Healthcare Providers and Services	9.09% (L + 4.25%)	7/9/2025	6,000,000	5,994,723	4,865,610	1.2%
RC Buyer, Inc. (7)	Auto Components	8.34% (L + 3.50%)	7/28/2028	2,052,750	2,049,122	1,924,453	0.5%
RealPage, Inc. (7)	Real Estate Management and Development	7.84% (L + 3.00%)	2/18/2028	6,895,000	6,887,826	6,704,250	1.7%
Red Planet Borrower, LLC (7)	Internet Software and Services	8.59% (L + 3.75%)	10/2/2028	7,880,000	7,850,892	5,583,295	1.4%
Redstone Holdco 2 LP (7)(8)	IT Services	9.57% (L + 4.75%)	4/14/2028	7,880,000	7,835,494	6,230,125	1.5%
Refresco (4)(7)	Food Products	9.01% (S + CSA + 4.25%)	12/13/2024	4,987,500	4,951,914	4,927,226	1.2%
Renaissance Holding Corp. (5)(7)	Software	9.58% (S + 4.75%)	4/5/2030	7,726,866	7,495,060	7,528,247	1.9%
Renaissance Holdings Corp. (7)	Software	9.23% (S + 4.50%)	3/30/2029	4,962,500	4,830,269	4,951,136	1.2%
Rocket Software, Inc. (7)	Software	9.09% (L + 4.25%)	11/28/2025	4,919,887	4,902,171	4,841,489	1.2%
Rocket Software, Inc. (7)	Software	9.09% (L + 4.25%)	11/20/2025	3,481,865	3,375,479	3,425,720	0.9%
Rodan & Fields, LLC (7)	Textiles, Apparel and Luxury Goods	8.68% (L + 4.00%)	6/16/2025	1,709,615	1,571,103	640,046	0.2%
Rohm Holding GMBH (4)(7)(8)	Chemicals	10.10% (L + 4.75%)	7/31/2026	8,822,327	8,809,337	7,535,723	1.9%
Roper Industrial Products Investment Co. (7)	Software	9.40% (S + 4.50%)	11/22/2029	4,000,000	3,862,575	3,975,720	1.0%
RSC Acquisition, Inc.	Insurance	10.55% (S + CSA + 5.50%)	10/30/2026	804,392	780,816	776,238	0.2%
RSC Acquisition, Inc. (8)	Insurance	10.55% (S + CSA + 5.50%)	9/30/2026	6,176,247	6,134,717	5,960,079	1.5%
Runner Buyer Inc. (8)	Household Durables	10.45% (L + 5.50%)	10/20/2028	4,950,000	4,909,952	3,712,550	0.9%
Sabert Corporation (8)	Containers and Packaging	9.38% (L + 4.50%)	11/26/2026	1,996,988	2,004,190	1,994,491	0.5%
Shearer’s Foods, LLC (7)	Food Products	8.34% (L + 3.50%)	9/23/2027	1,669,784	1,662,003	1,635,345	0.4%
Sophia, L.P. (7)	Software	9.06% (S + 4.25%)	10/7/2027	1,985,000	1,968,281	1,970,113	0.5%
Sovos Compliance, LLC (8)	Software	9.34% (L + 4.50%)	7/28/2028	3,952,945	3,947,535	3,752,827	0.9%
Specialty Building Products Holdings, LLC (7)(8)	Building Products	8.10% (L + 3.25%)	10/5/2028	9,900,000	9,887,595	9,322,533	2.3%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of March 31, 2023
(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
Summer BC Holdco B LLC (4)(8)	Media	9.66% (L + 4.50%)	12/4/2026	4,925,000	4,929,737	4,664,394	1.2%
Tecta America Corp. (7)(8)	Construction and Engineering	8.92% (S + CSA + 4.00%)	4/6/2028	8,563,301	8,549,775	8,417,725	2.1%
The Edelman Financial Center, LLC (7)	Diversified Financial Services	8.59% (L + 3.50%)	4/7/2028	7,839,969	7,767,726	7,576,586	1.9%
Thryv, Inc. (4)(7)	Professional Services	13.34% (L + 8.50%)	2/18/2026	6,291,829	6,303,306	6,264,334	1.6%
Titan US Finco, LLC (4)(8)	Media	9.16% (L + 4.00%)	10/6/2028	5,940,000	5,929,242	5,798,925	1.4%
Tosca Services, LLC (7)	Containers and Packaging	8.42% (S + CSA + 3.50%)	8/18/2027	6,881,995	6,833,022	5,436,776	1.4%
Truck Hero, Inc. (7)	Auto Components	8.59% (L + 3.50%)	1/20/2028	6,962,912	6,958,135	6,221,884	1.5%
U.S. Renal Care, Inc. (7)	Healthcare Providers and Services	10.38% (L + 5.50%)	6/26/2026	492,500	487,611	336,747	0.1%
U.S. Renal Care, Inc. (7)(8)	Healthcare Providers and Services	9.88% (L + 5.00%)	6/26/2026	8,797,855	8,682,829	6,015,534	1.5%
US Radiology Specialists, Inc. (7)	Healthcare Providers and Services	10.16% (S + CSA + 5.25%)	12/10/2027	8,857,875	8,772,878	8,344,118	2.1%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of March 31, 2023
(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
Veracode (7)	Software	9.53% (S + CSA + 4.75%)	4/20/2029	8,756,000	8,716,393	8,274,420	2.1%
VeriFone Systems, Inc. (7)	Commercial Services and Supplies	8.96% (L + 4.00%)	8/20/2025	2,938,619	2,911,723	2,531,253	0.6%
Verscend Holding Corp. (7)	Healthcare Technology	8.84% (L + 4.00%)	8/27/2025	6,048,594	6,038,748	6,050,500	1.5%
Vision Solutions, Inc. (7)	IT Services	8.82% (L + 4.00%)	4/24/2028	9,850,000	9,825,625	8,791,125	2.2%
Vocus Group DD T/L (4)(7)	Diversified Telecommunication Services	8.67% (S + CSA + 3.50%)	5/26/2028	1,995,000	1,975,544	1,972,556	0.5%
WaterBridge Midstream Operating, LLC (7)	Energy Equipment and Services	10.57% (L + 5.75%)	6/22/2026	3,948,849	3,862,885	3,889,913	1.0%
Watlow Electric Manufacturing Company (7)	Electrical Equipment	8.69% (S + CSA + 3.75%)	3/2/2028	3,273,558	3,253,389	3,214,225	0.8%
Wencor Group (7)	Aerospace and Defense	8.91% (S + CSA + 4.00%)	6/19/2026	2,969,231	2,910,983	2,912,385	0.7%
White Cap Buyer LLC (7)(8)	Building Products	8.56% (S + 3.75%)	10/8/2027	6,872,925	6,864,349	6,813,337	1.7%
Wilsonart LLC (7)(8)	Building Products	8.46% (L + 3.25%)	12/18/2026	9,824,313	9,786,304	9,481,493	2.4%
Total First Lien Senior Secured				924,995,091	$915,825,362	$848,935,238	210.8%

Second Lien Senior Secured(2)
American Rock Salt Company LLC	Metals and Mining	12.09% (L + 7.25%)	6/4/2029	2,750,000	2,773,401	2,612,500	0.7%
ARC Falcon I Inc. (7)	Chemicals	11.84% (L + 7.00%)	9/24/2029	2,000,000	1,983,973	1,710,000	0.5%
Artera Services, LLC (7)	Construction and Engineering	12.41% (L + 7.25%)	3/6/2026	7,810,000	7,520,047	4,935,920	1.2%
Aruba Investments, Inc. (7)	Chemicals	12.59% (L + 7.75%)	10/27/2028	2,350,000	2,320,968	2,126,750	0.5%
Asurion, LLC (7)	Insurance	10.09% (L + 5.25%)	1/19/2029	6,000,000	5,968,930	4,983,000	1.2%
Barracuda Networks, Inc.	Software	11.68% (S + 7.00%)	5/17/2030	3,000,000	2,915,098	2,690,010	0.7%
DCert Buyer, Inc. (7)	IT Services	11.70% (L + 7.00%)	2/19/2029	1,500,000	1,497,962	1,394,580	0.3%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of March 31, 2023
(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
Delta Topco, Inc.	IT Services	12.16% (S + 7.25%)	10/6/2028	3,435,617	3,469,848	2,951,762	0.7%
Energy Acquisition LP	Electrical Equipment	13.34% (L + 8.50%)	6/25/2026	2,812,400	2,732,747	2,221,796	0.6%
Epicor Software Corporation (7)	Software	12.59% (L + 7.75%)	7/31/2028	3,000,000	3,038,321	2,980,635	0.7%
Help/Systems Holdings, Inc.	Software	11.66% (S + CSA + 6.75%)	11/19/2027	3,656,217	3,662,674	3,007,238	0.7%
Idera, Inc.	IT Services	11.51% (L + 6.75%)	2/5/2029	5,000,000	5,027,524	4,350,000	1.1%
Infinite Bidco, LLC (7)	Electronic Equipment, Instruments and Components	12.16% (L + 7.00%)	2/24/2029	2,729,999	2,726,097	2,429,699	0.6%
Inmar, Inc. (7)	Professional Services	12.84% (L + 8.00%)	5/1/2025	5,000,000	5,003,540	4,787,500	1.2%
Ivanti Software, Inc.	Software	12.21% (L + 7.25%)	12/1/2028	3,000,000	3,011,314	1,824,000	0.5%
Magenta Buyer LLC	Software	13.08% (L + 8.25%)	7/27/2029	5,000,000	4,991,719	3,766,675	0.9%
Paradigm Outcomes	Healthcare Providers and Services	12.54% (S + CSA + 7.50%)	10/26/2026	1,500,000	1,480,825	1,440,000	0.4%
Peraton Corp.	Aerospace and Defense	12.65% (L + 7.75%)	2/26/2029	2,912,425	2,968,342	2,839,615	0.7%
Pretium PKG Holdings, Inc. (7)	Containers and Packaging	11.76% (L + 6.75%)	9/30/2029	2,000,000	1,983,336	1,282,920	0.3%
Quest Software US Holdings Inc.	Software	12.33% (S + CSA + 7.50%)	2/1/2030	3,000,000	2,960,590	1,860,000	0.5%
Vision Solutions, Inc.	IT Services	12.07% (L + 7.25%)	4/23/2029	3,500,000	3,506,494	2,801,838	0.7%
Total Second Lien Senior Secured				71,956,658	71,543,750	58,996,438	14.7%

Corporate Bonds
KOBE US Midco 2 Inc	Chemicals	9.25%	11/1/2026	1,900,000	1,885,372	1,377,500	0.3%
Total Corporate Bonds				1,900,000	1,885,372	1,377,500	0.3%

Total Debt Investments				$998,851,749	$989,254,484	$909,309,176	225.8%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of March 31, 2023
(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(6)	Fair Value	Percentage of Net Assets
CLO Mezzanine(2)
522 Funding CLO 2020-6, Ltd. (4)	Structured Note	12.86% (L + 8.04%)	10/23/2034	2,800,000	2,725,569	2,177,003	0.5%
Carlyle US CLO 2020-2, Ltd (4)	Structured Note	13.35% (L + 8.53%)	1/25/2035	4,000,000	3,891,963	3,385,662	0.9%
Elmwood CLO III Ltd. (4)	Structured Note	12.55% (L + 7.74%)	10/20/2034	2,000,000	1,928,716	1,620,465	0.5%
GoldenTree Loan Management US 2020-7A (4)	Structured Note	12.56% (L + 7.75%)	4/20/2034	2,000,000	1,897,628	1,632,774	0.4%
GoldenTree Loan Management US 2021-10A (4)	Structured Note	12.60% (L + 7.79%)	7/20/2034	1,250,000	1,217,307	993,690	0.2%
GoldenTree Loan Management US 2021-9A (4)	Structured Note	11.56% (L + 6.75%)	1/20/2033	2,000,000	1,899,308	1,602,997	0.4%
Thayer Park CLO, Ltd. (4)	Structured Note	13.68% (L + 8.87%)	4/20/2034	1,300,000	1,263,320	982,224	0.2%
Total CLO Mezzanine				15,350,000	14,823,811	12,394,815	3.1%

CLO Equity
Ares CLO Ltd 2021-62A (4)	Structured Subordinated Note	NA	1/25/2034	5,000,000	4,225,172	3,578,524	1.0%
Babson CLO 2018-4A, Ltd. (4)	Structured Subordinated Note	NA	10/15/2030	4,000,000	1,856,928	1,535,969	0.4%
Dryden 86 CLO, Ltd. (4)	Structured Subordinated Note	NA	7/17/2030	6,000,000	4,395,442	3,641,471	0.9%
HPS Loan Management 12-2018, Ltd. (4)	Structured Subordinated Note	NA	7/18/2031	7,500,000	4,290,326	3,420,525	0.8%
Long Point Park CLO, Ltd. (4)	Structured Subordinated Note	NA	1/17/2030	6,358,000	3,776,969	2,086,696	0.5%
Regatta XII Funding Ltd. (4)	Structured Subordinated Note	NA	10/15/2032	6,000,000	4,430,480	3,665,134	0.9%
Signal Peak CLO, LLC (4)	Structured Subordinated Note	NA	10/26/2034	5,000,000	2,437,836	2,148,015	0.5%
Stratus CLO Series 2021-1A (4)	Structured Subordinated Note	NA	12/29/2029	2,000,000	1,503,105	1,130,016	0.3%
Total CLO Equity				41,858,000	26,916,258	21,206,350	5.3%
Total Equity and Other Investments				$57,208,000	$41,740,069	$33,601,165	8.4%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of March 31, 2023
(Unaudited)

				Number of Shares	Cost	Fair Value	Percentage of Net Assets
Short-Term Investments
Fidelity Investments Money Market Government Portfolio - Institutional Class, 4.76% (7)(8)(9)				50,579,190	50,579,190	50,579,190	12.5%
US Treasury Bill (7)(8)	US Treasury Bill	4.52%	4/4/2023	7,500,000	7,497,269	7,499,050	1.9%
US Treasury Bill (7)(8)	US Treasury Bill	4.04%	4/6/2023	7,500,000	7,495,413	7,497,053	1.9%
US Treasury Bill (7)(8)	US Treasury Bill	4.55%	4/11/2023	7,500,000	7,490,778	7,492,132	1.9%
US Treasury Bill (7)(8)	US Treasury Bill	4.31%	4/13/2023	26,700,000	26,661,926	26,666,249	6.6%
Total Short-Term Investments				99,779,190	$99,724,576	$99,733,674	24.8%

Total Investments					$1,130,719,129	$1,042,644,015	259.0%
Liabilities in Excess of Other Assets						(640,007,986)	(159.0)%
Net Assets						$402,636,029	100.0%

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

(2)	Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), SOFR + Credit Spread Adjustment (S+CSA), where the Credit Spread Adjustment is a defined additional spread amount based on the tenor of SOFR the borrower selects, or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. For the holdings as of March 31, 2023 that have S+CSA as the base rate, the CSA is 10bp for 1M SOFR, 15bp for 3M SOFR, and 25bp for 6M SOFR. For the avoidance of doubt, loan floors apply to S+CSA, not S.

(3)	As of March 31, 2023, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.

(4)

Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2023, 13.8% of the Company’s total assets were in non-qualifying investments.

(5)	Investments or a portion of investments are unsettled as of March 31, 2023.

(6)	As of March 31, 2023, the tax cost of the Company’s investments approximates their amortized cost.

(7)	Security or portion thereof held within Palmer Square BDC Funding I, LLC (“PS BDC Funding”) and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Bank of America, N.A. (“BofA N.A.”) (see Note 6 to the consolidated financial statements).

(8)	Security or portion thereof held within Palmer Square BDC Funding II, LLC (“PS BDC Funding II”) and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Wells Fargo Bank, National Association (“WFB”) (see Note 6 to the consolidated financial statements).

(9)	7-day effective yield as of March 31, 2023.

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

The Company’s investment objective is to maximize total return, comprised of current income and capital appreciation. The Company’s current investment focus is guided by two strategies that facilitate its investment opportunities and core competencies: (1) investing in corporate debt securities and, to a lesser extent, (2) investing in collateralized loan obligation (“CLO”) structured credit funds that typically own corporate debt securities, including the equity and junior debt tranches of CLOs. To a limited extent, the Company may enter into derivatives transactions, which may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of the Company’s portfolio positions from changes in currency exchange rates and market interest rates or to earn income and enhance the Company’s total returns. The Company may receive or purchase warrants or rights to acquire equity or other securities in connection with making a debt investment in a company. During the three months ended March 31, 2023 and March 31, 2022, the Company did not invest in any derivative contracts.

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

Debt Issuance Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs. These expenses are deferred and amortized over the life of the related debt instrument. Debt issuance costs are presented on the consolidated statements of assets and liabilities as a direct deduction from the debt liability. In circumstances in which there is not an associated debt liability amount recorded in the consolidated financial statements when the debt issuance costs are incurred, such debt issuance costs will be reported on the consolidated statements of assets and liabilities as an asset until the debt liability is recorded. As of December 31, 2022, the balance of debt issuance costs was $(0.1) million, representing deferred financing costs of $2.4 million less accrued interest of $2.5 million, included in BoA Credit Facility and WF Credit Facility (each as defined below), net of $641.3 million on the consolidated statements of assets and liabilities. As of March 31, 2023, the balance of debt issuance costs was $(2.6) million, representing deferred financing costs of $2.2 million less accrued interest of $4.8 million, included in BoA Credit Facility and WF Credit Facility, net of $616.4 million on the consolidated statements of assets and liabilities.

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

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

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

A loan may be taken off non-accrual status if past due payments are made, and if management determines the issuer is likely to remain current on future payments. Management may make exceptions to this policy if the loan has sufficient collateral value or is in the process of collection. Management may also leave a loan on accrual status while actively seeking recovery of past due payment. As of March 31, 2023, the Company had no portfolio investments on non-accrual status.

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

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt	$915,825,362	$848,935,238	$951,753,250	$870,880,344
Second-lien senior secured debt	71,543,750	58,996,438	71,513,263	58,118,340
Corporate Bonds	1,885,372	1,377,500	1,884,529	1,332,888
CLO Mezzanine	14,823,811	12,394,815	17,589,330	14,732,721
CLO Equity	26,916,258	21,206,350	27,012,348	21,800,224
Short-term investments	99,724,576	99,733,674	50,347,215	50,347,215
Total Investments	$1,130,719,129	$1,042,644,015	$1,120,099,935	$1,017,211,732

As of March 31, 2023, approximately 15.3% of the long-term investment portfolio at amortized cost and 15.5% of the long-term investment portfolio measured at fair value, respectively, were invested in non-qualifying assets. As of December 31, 2022, approximately 16.0% of the investment portfolio at amortized cost and 16.3% of the investment portfolio measured at fair value, respectively, were invested in non-qualifying assets. With respect to the Company’s total assets, 13.8% and 14.9% of the Company’s total assets were in non-qualifying assets as defined by Section 55(a) of the 1940 Act as of March 31, 2023 and December 31, 2022, respectively.

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

The industry composition of investments based on fair value, as a percentage of total investments at fair value, as of March 31, 2023 and December 31, 2022 was as follows:

	March 31, 2023	December 31, 2022

Software	12.9%	12.9%
Healthcare Providers and Services	9.4%	9.9%
IT Services	7.9%	8.4%
Professional Services	6.0%	5.9%
Insurance	5.4%	5.8%
Cash and Cash Equivalents	4.9%	4.9%
US Treasury Bill	4.7%	-%
Hotels, Restaurants and Leisure	4.0%	3.9%
Building Products	3.7%	3.7%
Media	3.7%	3.2%
Chemicals	3.1%	3.3%
Diversified Financial Services	2.9%	2.6%
Construction and Engineering	2.6%	2.5%
Independent Power and Renewable Electricity Producers	2.6%	2.8%
Diversified Consumer Services	2.1%	1.6%
Structured Subordinated Note	2.0%	2.1%
Aerospace and Defense	1.9%	2.5%
Auto Components	1.9%	1.9%
Electronic Equipment, Instruments and Components	1.5%	1.2%
Containers and Packaging	1.5%	1.5%
Food Products	1.3%	1.3%
Specialty Retail	1.3%	1.3%
Commercial Services and Supplies	1.2%	1.3%
Metals and Mining	1.2%	2.0%
Structured Note	1.2%	1.4%
Internet Software and Services	1.2%	1.1%
Healthcare Technology	1.0%	2.1%
Healthcare Equipment and Supplies	0.9%	0.9%
Machinery	0.7%	0.6%
Oil, Gas and Consumable Fuels	0.7%	1.7%
Real Estate Management and Development	0.6%	0.6%
Wireless Telecommunication Services	0.6%	0.6%
Pharmaceuticals	0.6%	0.6%
Energy Equipment and Services	0.5%	0.6%
Electrical Equipment	0.5%	0.5%
Road and Rail	0.5%	0.5%
Technology Hardware, Storage and Peripherals	0.4%	0.4%
Diversified Telecommunication Services	0.4%	0.3%
Household Durables	0.4%	0.3%
Textiles, Apparel and Luxury Goods	0.1%	0.1%
Airlines	-%	0.8%
Industrial Conglomerates	-%	0.4%
Total	100.0%	100.0%

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

Investments in private investment companies measured based upon net asset value as a practical expedient to determine fair value are not required to be categorized in the fair value hierarchy. As of March 31, 2023 and as of December 31, 2022, there were no investments accounted for using the practical expedient.

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

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the fair value hierarchy of investments as of March 31, 2023:

	Fair Value Hierarchy as of March 31, 2023
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$-	$848,935,238	$-	$848,935,238
Second-lien senior secured debt	-	58,996,438	-	58,996,438
Corporate Bonds	-	1,377,500	-	1,377,500
CLO Mezzanine	-	12,394,815	-	12,394,815
CLO Equity	-	21,206,350	-	21,206,350
Short Term Investments	50,579,190	49,154,484	-	99,733,674
Total Investments	$50,579,190	$992,064,825	$-	$1,042,644,015

The following table presents the fair value hierarchy of investments as of December 31, 2022:

	Fair Value Hierarchy as of December 31, 2022
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$-	$870,880,344	$-	$870,880,344
Second-lien senior secured debt	-	58,118,340	-	58,118,340
Corporate Bonds	-	1,332,888	-	1,332,888
CLO Mezzanine	-	14,732,721	-	14,732,721
CLO Equity	-	21,800,224	-	21,800,224
Short Term Investments	50,347,215	-	-	50,347,215
Total Investments	$50,347,215	$966,864,517	$-	$1,017,211,732

For the three months ended March 31, 2023 and the year ended December 31, 2022, the Company did not recognize any transfers to or from Level 3.

Debt Not Carried at Fair Value

The fair value of the BoA Credit Facility and the WF Credit Facility, which would be categorized as Level 3 within the fair value hierarchy as of March 31, 2023, approximates their respective carrying values because the BoA Credit Facility and WF Credit Facility each have variable interest based on selected short term rates.

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, BDCs are permitted to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 150% after such borrowing. As of March 31, 2023, the Company’s asset coverage ratio was 165%.

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

Debt obligations under the BoA Credit Facility consisted of the following as of March 31, 2023:

	March 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
BoA Credit Facility	$725,000,000	$487,000,000	$238,000,000	$488,479,470
Total debt	$725,000,000	$487,000,000	$238,000,000	$488,479,470

(1)	The amount available reflects any limitations related to the BoA Credit Facility’s borrowing base.

(2)	The carrying value of the BoA Credit Facility is presented net of deferred financing costs of $1.217 million and accrued interest of $2.697 million.

Debt obligations under the BoA Credit Facility consisted of the following as of December 31, 2022:

	December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
BoA Credit Facility	$725,000,000	$514,500,000	$210,500,000	$513,726,164
Total debt	$725,000,000	$514,500,000	$210,500,000	$513,726,164

(1)	The amount available reflects any limitations related to the BoA Credit Facility’s borrowing base.

(2)	The carrying value of the BoA Credit Facility is presented net of deferred financing costs of $1.358 million and accrued interest of $584 thousand.

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Average debt outstanding under the BoA Credit Facility during the three months ended March 31, 2023 and March 31, 2022, was $512.3 million and $559.8 million, respectively.

The loans under the BoA Credit Facility may be base rate loans or SOFR loans. The base rate loans will bear interest at the base rate plus 1.40%, and the SOFR loans will bear interest at 1-month SOFR plus 1.40% or 3-month SOFR plus 1.45%. The “base rate” will be equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate, and (c) 1-month or 3-month SOFR plus 0.10%. The Credit Agreement includes fallback language in the event that SOFR becomes unavailable. Interest pursuant to base rate loans is payable quarterly in arrears, and interest pursuant to SOFR loans is payable either quarterly or monthly, as specified by the Borrowers in a loan notice pertaining thereto. The Credit Agreement requires the payment of a commitment fee of 0.50% for unused Commitments until the four-month anniversary of the Second Amendment to the Credit Agreement. Thereafter, the commitment fee is 0.50% on unused Commitments up to 30% of the BoA Credit Facility, and 1.30% on unused Commitments in excess of 30% of the BoA Credit Facility. Such fee is payable quarterly in arrears. The advance rate for PS BDC Funding’s Eligible Collateral Assets ranges from 40% for Second Lien Bank Loans to 70% for First Lien Bank Loans that are B Assets to 100% for Cash (excluding Excluded Amounts) (as each such term is defined in the Credit Agreement).

For the three months ended March 31, 2023 and March 31, 2022, the components of interest expense with respect to the BoA Credit Facility were as follows:

	For the Three Months Ended March 31,
	2023	2022
Interest expense	$7,853,166	$2,244,280
Amortization of debt issuance costs	157,944	156,657
Total interest expense	$8,011,110	$2,400,937
Average interest rate	5.90%	1.45%

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

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Debt obligations under the WF Credit Facility consisted of the following as of March 31, 2023:

	March 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
WF Credit Facility	$150,000,000	$126,750,000	$23,250,000	$127,934,895
Total debt	$150,000,000	$126,750,000	$23,250,000	$127,934,895

(1)	The amount available reflects any limitations related to the WF Credit Facility’s borrowing base.

(2)	The carrying value of the WF Credit Facility is presented net of deferred financing costs of $960 thousand and accrued interest of $2.145 million.

Debt obligations under the WF Credit Facility consisted of the following as of December 31, 2022:

	December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
WF Credit Facility	$150,000,000	$126,750,000	$23,250,000	$127,583,253
Total debt	$150,000,000	$126,750,000	$23,250,000	$127,583,253

(1)	The amount available reflects any limitations related to the WF Credit Facility’s borrowing base.

(2)	The carrying value of the WF Credit Facility is presented net of deferred financing costs of $1.047 million and accrued interest of $1.880 million.

Average debt outstanding under the WF Credit Facility during the three months ended March 31, 2023 and March 31, 2022, was $126.8 million and $113.9 million, respectively.

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

For the three months ended March 31, 2023 and March 31, 2022, the components of interest expense with respect to the WF Credit Facility were as follows:

	For the Three Months Ended March 31,
	2023	2022
Interest expense	$2,224,001	$663,056
Amortization of debt issuance costs	87,019	87,019
Total interest expense	$2,311,020	$750,075
Average interest rate	6.67%	2.30%

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

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 7. Share Transactions

Offering Proceeds

During the three months ended March 31, 2023 and March 31, 2022, the Company issued and sold 688,674 shares at an aggregate purchase price of $11.1 million and 240,396 shares at an aggregate purchase price of $4.8 million, respectively. These amounts include shares issued in reinvestment.

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

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 8. Commitments and Contingencies

As of March 31, 2023 and December 31, 2022, the Company had an aggregate of $667 thousand and $2.6 million, respectively, of unfunded commitments to provide debt financing to its portfolio companies. As of each of March 31, 2023 and December 31, 2022, there were no capital calls or draw requests made by the portfolio companies to fund these commitments. Such commitments are generally up to the Company’s discretion to approve or are subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the composition of the unfunded commitments as of March 31, 2023 is shown in the table below:

		As of
	Expiration Date (1)	March 31, 2023
PT Intermediate Holdings III, LLC	9/2/2024	$666,600
Total unfunded commitments		$666,600

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

A summary of the composition of the unfunded commitments as of December 31, 2022 is shown in the table below:

	Expiration Date (1)	As of December 31, 2022
ARC Falcon I Inc.	3/30/2023	$636,943
Vocus Group	6/18/2023	2,000,000
Total unfunded commitments		$2,636,943

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2023, management is not aware of any pending or threatened litigation.

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of each of March 31, 2023 and March 31, 2022, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of common stock for the three months ended March 31, 2023 and March 31, 2022.

	For the Three Months Ended March 31,
	2023	2022

Net increase (decrease) in net assets resulting from operations	$28,088,322	$(3,430,800)
Weighted average shares of common stock outstanding - basic and diluted	24,591,581	22,807,768
Earnings (loss) per share of common stock - basic and diluted	$1.14	$(0.15)

Note 10. Financial Highlights

The following per share of common stock data has been derived from information provided in the unaudited financial statements. The following is a schedule of financial highlights for the three months ended March 31, 2023 and March 31, 2022:

	For the Three Months Ended
	March 31,
	2023	2022
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$14.96	$20.06

Results of Operations:
Net Investment Income(1)	0.55	0.38
Net Realized and Unrealized Gain (Loss) on Investments(4)	0.61	(0.53)
Net Increase (Decrease) in Net Assets Resulting from Operations	1.16	(0.15)

Net Asset Value, End of Period	$16.12	$19.91

Shares Outstanding, End of Period	24,975,302	22,810,727

Ratio/Supplemental Data
Net assets, end of period	$402,636,029	$454,190,588
Weighted-average shares outstanding	24,591,581	22,807,768
Total Return(3)	7.75%	(0.75%)
Portfolio turnover	7%	13%
Ratio of operating expenses to average net assets without waiver(2)	13.42%	5.20%
Ratio of operating expenses to average net assets with waiver(2)	13.17%	4.95%
Ratio of net investment income (loss) to average net assets without waiver(2)	13.97%	7.43%
Ratio of net investment income (loss) to average net assets with waiver(2)	14.22%	7.68%

(1)	The per common share data was derived by using weighted average shares outstanding.

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

(2)	The ratios reflect an annualized amount.
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

Amendment to WF Credit Facility

On April 10, 2023, the Company entered into an amendment to the WF Credit Facility that amends the WF Credit Facility to, among other things: (i) transfer and assign U.S. Bank National Association’s rights and obligations as collateral agent and as a secured party to U.S. Bank Trust Company, National Association, (ii) reference SOFR instead of LIBOR and (iii) remove LIBOR transition language in the WF Credit Facility. On and after April 10, 2023, Broadly Syndicated Loans will bear interest at Daily Simple SOFR or base rate, as applicable, plus 2.00%, and Middle Market Loans will bear interest at Daily Simple SOFR or base rate, as applicable, plus 2.50%, with an interest rate floor of 0.0%. The amendment provides fall back language in the event that Daily Simple SOFR becomes unavailable.

Issuance of Common Stock

On April 1, 2023, the Company issued and sold 68,238 shares of its common stock at an aggregate purchase price of $1.1 million. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

As of May 1, 2023, the Company sold approximately $5.1 million of shares of its common stock (with the final number of shares of common stock to be determined based on the to-be-determined net asset value per share). The offer and sale of the shares of common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

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

Portfolio and Investment Activity

As of March 31, 2023, our weighted average total yield to maturity of debt and income producing securities at fair value was 11.25%, and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 8.67%.

As of December 31, 2022, our weighted average total yield to maturity of debt and income producing securities at fair value was 11.47%, and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 8.70%.

As of March 31, 2023, we had 201 debt and equity investments in 169 portfolio companies with an aggregate fair value of approximately $942.9 million.

As of December 31, 2022, we had 204 debt and equity investments in 176 portfolio companies with an aggregate fair value of approximately $966.9 million.

Our investment activity for the three months ended March 31, 2023 and March 31, 2022 presented below (information presented herein is at amortized cost unless otherwise indicated).

	For the Three Months Ended
	March 31, 2023	March 31, 2022

New investments:
Gross investments	$63,457,688	$158,946,164
Less: sold investments	(102,138,907)	(147,724,483)
Total new investments	(38,681,219)	11,221,681

Principal amount of investments funded:
First-lien senior secured debt investments	$63,457,688	$137,244,297
Second-lien senior secured debt investments	-	14,714,618
CLO Equity	-	6,987,251
Total principal amount of investments funded	63,457,688	158,946,166

Principal amount of investments sold or repaid:
First-lien senior secured debt investments	99,163,344	137,913,941
Second-lien senior secured debt investments	-	6,400,130
Corporate Bonds	-	1,001,493
Convertible bonds	-	1,021,974
CLO Equity	96,089	-
Collateralized securities and structured products - debt	2,879,474	1,386,946
Total principal amount of investments sold or repaid	102,138,907	147,724,484

Our investment activity for the three months ended March 31, 2023 and March 31, 2022 is presented below (information presented herein is at Par unless otherwise indicated). New investment commitment refers to long-term funded commitments in new securities made during the period that remained outstanding as of March 31, 2023 and March 31, 2022, respectively.

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Number of new investment commitments	15	21
Average new investment commitment amount	$3,742,311	$5,053,928
Weighted average maturity for new investment commitments	5.52 years	7.05 years
Percentage of new debt investment commitments at floating rates	100.00%	100.00%
Percentage of new debt investment commitments at fixed rates	0.00%	0.00%
Weighted average interest rate of new investment commitments(1)	9.71%	5.58%
Weighted average spread over reference rate of new floating rate investment commitments(2)	4.88%	4.89%
Weighted average interest rate on investment sold or paid down	8.09%	4.55%

(1)	New CLO equity investments do not have an ascribed interest rate, and are therefore excluded from the calculation.

(2)	Variable rate loans bear interest at a rate that may be determined by reference to either a) LIBOR (which can include one-, two-, three- or six-month LIBOR) or b) the CME Term Secured Overnight Financing Rate (“SOFR” or “S”) (which can include one-, three-, or six-month SOFR), which resets periodically based on the terms of the loan agreement. At the borrower’s option, loans may instead reference an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), which also resets periodically based on the terms of the loan agreements. Loans that reference SOFR may include a Credit Spread Adjustment (“CSA”), where the CSA is a defined additional spread amount based on the tenor of SOFR the borrower selects (making the reference rate S+CSA).

As of March 31, 2023 and December 31, 2022, our investments consisted of the following:

	March 31, 2023		December 31, 2022
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt	$915,825,362	$848,935,238	$951,753,250	$870,880,344
Second-lien senior secured debt	71,543,750	58,996,438	71,513,263	58,118,340
Corporate Bonds	1,885,372	1,377,500	1,884,529	1,332,888
CLO Mezzanine	14,823,811	12,394,815	17,589,330	14,732,721
CLO Equity	26,916,258	21,206,350	27,012,348	21,800,224
Short-term investments	99,724,576	99,733,674	50,347,215	50,347,215
Total Investments	$1,130,719,129	$1,042,644,015	$1,120,099,935	$1,017,211,732

The table below describes investments by industry composition based on fair value as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

Software	12.9%	12.9%
Healthcare Providers and Services	9.4%	9.9%
IT Services	7.9%	8.4%
Professional Services	6.0%	5.9%
Insurance	5.4%	5.8%
Cash and Cash Equivalents	4.9%	4.9%
US Treasury Bill	4.7%	-%
Hotels, Restaurants and Leisure	4.0%	3.9%
Building Products	3.7%	3.7%
Media	3.7%	3.2%
Chemicals	3.1%	3.3%
Diversified Financial Services	2.9%	2.6%
Construction and Engineering	2.6%	2.5%
Independent Power and Renewable Electricity Producers	2.6%	2.8%
Diversified Consumer Services	2.1%	1.6%
Structured Subordinated Note	2.0%	2.1%
Aerospace and Defense	1.9%	2.5%
Auto Components	1.9%	1.9%
Electronic Equipment, Instruments and Components	1.5%	1.2%
Containers and Packaging	1.5%	1.5%
Food Products	1.3%	1.3%
Specialty Retail	1.3%	1.3%
Commercial Services and Supplies	1.2%	1.3%
Metals and Mining	1.2%	2.0%
Structured Note	1.2%	1.4%
Internet Software and Services	1.2%	1.1%
Healthcare Technology	1.0%	2.1%
Healthcare Equipment and Supplies	0.9%	0.9%
Machinery	0.7%	0.6%
Oil, Gas and Consumable Fuels	0.7%	1.7%
Real Estate Management and Development	0.6%	0.6%
Wireless Telecommunication Services	0.6%	0.6%
Pharmaceuticals	0.6%	0.6%
Energy Equipment and Services	0.5%	0.6%
Electrical Equipment	0.5%	0.5%
Road and Rail	0.5%	0.5%
Technology Hardware, Storage and Peripherals	0.4%	0.4%
Diversified Telecommunication Services	0.4%	0.3%
Household Durables	0.4%	0.3%
Textiles, Apparel and Luxury Goods	0.1%	0.1%
Airlines	-%	0.8%
Industrial Conglomerates	-%	0.4%
Total	100.0%	100.0%

The table below shows the weighted average yields and interest rate of our debt investments at fair value as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Weighted average total yield of debt and income producing securities	11.25%	11.47%
Weighted average interest rate of debt and income producing securities(1)	9.44%	8.83%
Weighted average spread over reference rate of all floating rate investments (2)	4.56%	4.47%

(1)	CLO equity securities are considered income producing securities but do not have an ascribed interest rate, and therefore are excluded from the calculation.

(2)	Variable rate loans bear interest at a rate that may be determined by reference to either a) LIBOR (which can include one-, two-, three- or six-month LIBOR) or b) the CME Term Secured Overnight Financing Rate (“SOFR” or “S”) (which can include one-, three-, or six-month SOFR), which resets periodically based on the terms of the loan agreement. At the borrower’s option, loans may instead reference an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), which also resets periodically based on the terms of the loan agreements. Loans that reference SOFR may include a Credit Spread Adjustment (“CSA”), where the CSA is a defined additional spread amount based on the tenor of SOFR the borrower selects (making the reference rate S+CSA).

Results of Operations

The following table represents the operating results for the three months ended March 31, 2023 and March 31, 2022.

	For the Three Months Ended March 31,
	2023	2022
Total investment income	$26,185,502	$14,254,960
Less: Net expenses	12,592,823	5,584,387
Net investment income	13,592,679	8,670,573
Net realized gains (losses) on investments	(317,446)	(369,870)
Net change in unrealized gains (losses) on investments	14,813,089	(11,731,503)
Net increase (decrease) in net assets resulting from operations	$28,088,322	$(3,430,800)

Investment Income

Investment income for the three months ended March 31, 2023 and March 31, 2022, was as follows:

	For the Three Months Ended March 31,
	2023	2022
Interest from investments	$25,452,738	$14,157,273
Dividend income	676,868	4,646
Other income	55,896	93,041
Total investment income	$26,185,502	$14,254,960

For the three months ended March 31, 2023 and March 31, 2022, total investment income was driven by interest income from our investments. The size of our investment portfolio at fair value decreased from $966.9 million as of December 31, 2022 to $942.9 million as of March 31, 2023. The size of our investment portfolio at fair value decreased from $1.19 billion as of December 31, 2021 to $1.16 billion as of March 31, 2022. All debt and short-term investments were income producing, and there were no loans on non-accrual status as of March 31, 2023.

Expenses

Operating expenses for the three months ended March 31, 2023 and March 31, 2022, were as follows:

	For the Three Months Ended March 31,
	2023	2022
Interest expense	$10,322,130	$3,151,012
Management fees	1,912,228	2,257,962
Other operating expenses	579,000	439,165
Directors fees	18,493	18,493
Management fee waiver	(239,028)	(282,245)
Net expenses	$12,592,823	$5,584,387

Net expenses for the three months ended March 31, 2023 were $12.6 million, which consisted of $10.3 million in interest expense, $1.9 million in management fees, $579 thousand in other operating expenses, and $18 thousand in directors fees offset by $239 thousand in management fee waiver from the Investment Advisor.

Net expenses for the three months ended March 31, 2022 were $5.6 million, which consisted of $3.2 million in interest expense, $2.3 million in management fees, $439 thousand in other operating expenses, and $18 thousand in directors fees offset by $282 thousand in management fee waiver from the Investment Advisor.

The increase in expenses for the three months ended March 31, 2023 compared to the same period in the prior year was primarily due to increased average interest rate under our BoA Credit Facility and WF Credit Facility.

Net Change in Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three months ended March 31, 2023 and March 31, 2022, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the Three Months Ended March 31,
	2023	2022
Unrealized gains on investments	$21,968,300	$1,857,368
Unrealized (losses) on investments	(7,155,211)	(13,588,871)
Net change in unrealized gains (losses) on investments	$14,813,089	$(11,731,503)

The change in unrealized appreciation (depreciation) for the three months ended March 31, 2023 and March 31, 2022 totaled $14.8 million and $(11.7) million, respectively. For the three months ended March 31, 2023, this consisted of net unrealized appreciation of $13.5 million related to existing portfolio investments, and net unrealized appreciation of $1.3 million related to exited portfolio investments (a portion of which has been reclassified to realized gains). For the three months ended March 31, 2022, this consisted of net unrealized depreciation of $10.8 million related to existing portfolio investments, and net unrealized depreciation of $0.9 million related to exited portfolio investments (a portion of which has been reclassified to realized gains).

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

During the three months ended March 31, 2023, we experienced a net increase in cash and cash equivalents of $4.6 million. During the period, net cash provided by operating activities was $27.9 million, primarily as a result of proceeds received from sale of investments of $181.2 million, partially offset by fundings of portfolio investments (excluding investments in short-term investments) of $63.5 million. We funded short-term investments during the period, and as of the end of the period we held $99.7 million in fair value of short-term investments. During the same period, net cash used in financing activities was $23.4 million, primarily consisting of $27.5 million of net repayments under the BoA Credit Facility and WF Credit Facility and distributions paid in cash of $6.9 million, partially offset by proceeds from the issuance of common stock of $11.1 million.

During the three months ended March 31, 2022, we experienced a net increase in cash and cash equivalents of $3.6 million. During the period, net cash used in operating activities was $8.3 million, primarily as a result of fundings of portfolio investments (excluding investments in short-term money market funds) of $158.9 million, partially offset by proceeds received from sale of investments of $147.5 million. We invested in short-term money market funds during the period, and as of the end of the period we held $46.8 million in fair value of short-term money market funds. During the same period, net cash provided by financing activities was $11.9 million, primarily consisting of $13.0 million of net borrowing under the BoA Credit Facility and WF Credit Facility and proceeds from the issuance of common stock of $4.8 million, partially offset by distributions paid in cash of $5.9 million.

As of March 31, 2023 and March 31, 2022, we had cash and cash equivalents of $6.2 million and $4.7 million, respectively. As of March 31, 2023, we had $487.0 million principal outstanding under the BoA Credit Facility and $126.8 million principal outstanding under the WF Credit Facility. As of March 31, 2022, we had $546 million principal outstanding under the BoA Credit Facility and $119 million principal outstanding under the WF Credit Facility.

During the three months ended March 31, 2023 and March 31, 2022, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	March 31, 2023			March 31, 2022
	Capital Commitments	Unfunded Capital Commitments(1)	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common stock	$12,204,225	$1,100,000	91%	$4,823,800	$-	100%

(1)	100% of the unfunded commitments were drawn down in April 2023.

As a BDC, we are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. As of March 31, 2023, our asset coverage ratio was 165%.

Capital Contributions

During the three months ended March 31, 2023 and March 31, 2022, the Company issued and sold 688,674 shares at an aggregate purchase price of $11.1 million and 240,396 shares at an aggregate purchase price of $4.8 million, respectively. These amounts include shares issued in reinvestment.

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

The loans under the BoA Credit Facility may be base rate loans or SOFR loans. The base rate loans will bear interest at the base rate plus 1.40%, and the SOFR loans will bear interest at 1-month SOFR plus 1.40% or 3-month SOFR plus 1.45%. The “base rate” will be equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate, and (c) 1-month or 3-month SOFR plus 0.10%. The Credit Agreement includes fallback language in the event that SOFR becomes unavailable. Interest pursuant to base rate loans is payable quarterly in arrears, and interest pursuant to SOFR loans is payable either quarterly or monthly, as specified by the Borrowers in a loan notice pertaining thereto. The Credit Agreement requires the payment of a commitment fee of 0.50% for unused Commitments until the four-month anniversary of the Second Amendment to the Credit Agreement. Thereafter, the commitment fee is 0.50% on unused Commitments up to 30% of the BoA Credit Facility, and 1.30% on unused Commitments in excess of 30% of the BoA Credit Facility. Such fee is payable quarterly in arrears. The advance rate for PS BDC Funding’s Eligible Collateral Assets ranges from 40% for Second Lien Bank Loans to 70% for First Lien Bank Loans that are B Assets to 100% for Cash (excluding Excluded Amounts) (as each such term is defined in the Credit Agreement).

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

As of March 31, 2023, we had $487.0 million principal outstanding and $238.0 million of available Commitments under the BoA Credit Facility, and PS BDC Funding was in compliance with the applicable covenants in the BoA Credit Facility on such date.

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

As of March 31, 2023, we had $126.8 million outstanding and $23.2 million of available Commitments under the WF Credit Facility, and PS BDC Funding II was in compliance with the applicable covenants in the WF Credit Facility on such date.

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

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at March 31, 2023 is as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
BoA Credit Facility, Net	$488,479,470	$-	$488,479,470	$-	$-
WF Credit Facility, Net	127,934,895	-	127,934,895	-	-
Total contractual obligations	$616,414,365	$-	$616,414,365	$-	$-

Off-Balance Sheet Arrangements

Unfunded commitments to provide funds to portfolio companies are not recorded on our consolidated statements of assets and liabilities. Our unfunded commitments may be significant from time to time. Unfunded commitments may expire without being drawn upon and the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2023 and December 31, 2022, we had one unfunded commitment totaling $667 thousand and two unfunded commitments totaling $2.6 million, respectively. See “Note 8. Commitments and Contingencies” in the notes to the accompanying consolidated financial statements for specific identification of the unfunded commitments. We believe we maintain sufficient liquidity in the form of cash (including restricted cash, if any), receivables and borrowing capacity to fund these unfunded commitments should the need arise. See Financial Condition, Liquidity and Capital Resources above.

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

Assuming that the consolidated statements of assets and liabilities as of March 31, 2023 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rate.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(2,537,495)	$(1,534,375)	$(1,003,120)
Up 100 basis points	10,090,326	6,137,500	3,952,826
Up 200 basis points	19,945,973	12,275,000	7,670,973
Up 300 basis points	29,723,415	18,412,500	11,310,915

The data in the table are based on our current statements of assets and liabilities. As of March 31, 2023, the Company had $34.1 million in net purchases that had not yet settled and $667 thousand in unfunded commitments. After settlement of these purchases, the change in interest expense will be larger as a result of the increase in the amount borrowed under the BoA Credit Facility or WF Credit Facility, as applicable. The table does not include any change in dividend income from our money market investments.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a number of significant risks. In addition to other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 31, 2022. The risks described in our annual report are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the three months ended March 31, 2023 to the risk factors discussed in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 31, 2022.

Recent strain on the banking system may adversely impact us.

The financial markets recently have encountered volatility associated with concerns about the balance sheets of banks, especially small and regional banks who may have significant losses associated with investments that make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government has announced measures to assist these banks and protect depositors, some banks have already been impacted and others may be materially and adversely impacted. A significant adverse development with one or more national or regional banks, financial institutions or other participants in the financial or capital markets may spread to others and lead to significant concentrated or market-wide problems (such as defaults, liquidity problems, impairment charges, additional bank runs and/or losses) for other participants in these markets. Future developments, including actions taken by the U.S. Department of Treasury, Federal Deposit Insurance Corporation (“FDIC”) and Federal Reserve Board, and systemic risk in the U.S. and global banking sectors and broader economies in general, are difficult to assess and quantify, and the form and magnitude of such developments or other actions could have an adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2023, the Company issued and sold 688,674 shares of its common stock at an aggregate purchase price of $11.1 million. These amounts include shares issued in reinvestment. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof. The Company relied, in part, upon representations from the investors in the subscription agreements that each investor was an accredited investor as defined in Regulation D under the Securities Act. We did not engage in general solicitation or advertising, and did not offer securities to the public, in connection with such issuances and sales.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

Exhibit Index

3.1	Form of Articles of Amendment and Restatement (Incorporated by reference to Exhibit 3.1 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56126) filed on January 16, 2020)
3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form 10 (File No. 000-56126) filed on November 27, 2019)
10.1	Omnibus Amendment to Loan Documents, dated February 3, 2023, by and among Palmer Square BDC Funding I LLC, as the borrower, Bank of America, N.A., as administrative agent and as lender, U.S. Bank Trust Company, National Association, as the collateral administrator, and U.S. Bank National Association, as the intermediary (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 814-01334) filed on February 9, 2023).
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Palmer Square Capital BDC Inc.

Date: May 11, 2023	/s/ Christopher D. Long
	Name:	Christopher D. Long
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: May 11, 2023	/s/ Jeffrey D. Fox
	Name:	Jeffrey D. Fox
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)