Form 10-Q
period 2023-06-30
Palmer Square Capital BDC Inc.
filed 2023-08-10
CIK 1794776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 10, 2023, the registrant had 25,794,111 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Assets and Liabilities

(Unaudited)

	June 30, 2023 (Unaudited)	December 31, 2022
Assets:
Non-controlled, non-affiliated investments, at fair value (amortized cost of $1,141,176,211 and $1,120,099,935, respectively)	$1,062,844,207	$1,017,211,732
Cash and cash equivalents	6,736,588	1,650,801
Receivables:
Receivable for sales of investments	-	31,014,356
Receivable for paydowns of investments	611,650	136,119
Due from investment adviser	255,752	234,102
Dividend receivable	400,071	141,997
Interest receivable	7,573,724	6,465,594
Prepaid expenses and other assets	3,201,409	598,327
Total Assets	$1,081,623,401	$1,057,453,028

Liabilities:
Credit facilities, net (Note 6)	$627,365,482	$641,309,417
Payables:
Payable for investments purchased	24,762,596	42,750,748
Distributions payable	-	6,941,066
Management fee payable	2,046,014	1,872,815
Accrued other general and administrative expenses	920,513	1,135,500
Total Liabilities	$655,094,605	$694,009,546

Commitments and contingencies (Note 8)

Net Assets:
Common Shares, $0.001 par value; 450,000,000 shares authorized; 25,772,963 and 24,286,628 as of June 30, 2023 and December 31, 2022, respectively issued and outstanding	$25,773	$24,287
Additional paid-in capital	498,159,589	473,921,377
Total distributable earnings (accumulated deficit)	(71,656,566)	(110,502,182)
Total Net Assets	$426,528,796	$363,443,482
Total Liabilities and Net Assets	$1,081,623,401	$1,057,453,028
Net Asset Value Per Common Share	$16.55	$14.96

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2023	2022	2023	2022
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$26,166,621	$16,391,059	$51,619,359	$30,548,332
Dividend income	1,142,016	50,067	1,818,884	54,713
Other income	133,227	56,115	189,122	149,155
Total investment income from non-controlled, non-affiliated investments	27,441,864	16,497,241	53,627,365	30,752,200
Total Investment Income	27,441,864	16,497,241	53,627,365	30,752,200

Expenses:
Interest expense	10,874,884	4,428,234	21,197,013	7,579,246
Management fees	2,046,014	2,197,833	3,958,241	4,455,795
Professional fees	207,282	139,978	419,276	278,418
Directors fees	18,699	18,699	37,192	37,192
Other general and administrative expenses	350,618	437,693	717,624	738,420
Total Expenses	13,497,497	7,222,437	26,329,346	13,089,071
Less: Management fee waiver (Note 3)	(255,752)	(274,729)	(494,780)	(556,974)
Net expenses	13,241,745	6,947,708	25,834,566	12,532,097
Net Investment Income (Loss)	14,200,119	9,549,533	27,792,799	18,220,103

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses):
Non-controlled, non-affiliated investments	(2,570)	(486,754)	(320,015)	(856,624)
Total net realized gains (losses)	(2,570)	(486,754)	(320,015)	(856,624)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	9,743,113	(74,394,896)	24,556,200	(86,126,397)
Total net change in unrealized gains (losses)	9,743,113	(74,394,896)	24,556,200	(86,126,397)
Total realized and unrealized gains (losses)	9,740,543	(74,881,650)	24,236,185	(86,983,021)

Net Increase (Decrease) in Net Assets Resulting from Operations	$23,940,662	$(65,332,117)	$52,028,984	(68,762,918)

Per Common Share Data:
Basic and diluted net investment income per common share	$0.56	$0.42	$1.11	0.80
Basic and diluted net increase (decrease) in net assets resulting from operations	$0.94	$(2.85)	$2.08	(3.01)
Weighted Average Common Shares Outstanding - Basic and Diluted	25,453,970	22,932,390	25,025,158	22,870,423

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2023	2022	2023	2022
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$14,200,119	$9,549,533	$27,792,799	$18,220,103
Net realized gains (losses) on investments and foreign currency transactions	(2,570)	(486,754)	(320,015)	(856,624)
Net change in unrealized gains (losses) on investments, foreign currency translations, and foreign currency exchange contracts	9,743,113	(74,394,896)	24,556,200	(86,126,397)
Net Increase (Decrease) in Net Assets Resulting from Operations	23,940,662	(65,332,117)	52,028,984	(68,762,918)

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(13,183,368)	(8,439,969)	(13,183,368)	(8,439,969)
Net Decrease in Net Assets Resulting from Stockholder Distributions	(13,183,368)	(8,439,969)	(13,183,368)	(8,439,969)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	6,200,000	-	17,304,225	4,823,801
Reinvestment of distributions	6,935,473	5,014,831	6,935,473	5,014,831
Net Increase in Net Assets Resulting from Capital Share Transactions	13,135,473	5,014,831	24,239,698	9,838,632
Total Increase (Decrease) in Net Assets	23,892,767	(68,757,255)	63,085,314	(67,364,255)
Net Assets, Beginning of Period	402,636,029	454,190,588	363,443,482	452,797,588
Net Assets, End of Period	$426,528,796	$385,433,333	$426,528,796	$385,433,333

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30
	2023	2022

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$52,028,984	$(68,762,918)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gains)/losses on investments	320,015	856,624
Net change in unrealized (gains)/losses on investments	(24,556,200)	86,126,397
Net accretion of discount on investments	(856,346)	(247,902)
Purchases of short-term investments	(360,234,199)	(234,006,408)
Purchases of portfolio investments	(110,130,547)	(221,385,705)
Proceeds from sale of short-term investments	313,870,724	286,171,413
Proceeds from sale of portfolio investments	135,954,079	204,224,871
Amortization of deferred financing cost	494,302	490,060
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in receivable for sales of investments	31,014,356	3,640,199
(Increase)/decrease in interest and dividends receivable	(1,366,204)	(2,515,729)
(Increase)/decrease in due from investment adviser	(21,650)	6,011
(Increase)/decrease in receivable for paydowns of investments	(475,531)	(1,188,404)
(Increase)/decrease in prepaid expenses and other assets	(2,603,082)	(193,537)
Increase/(decrease) in interest payable on credit facilities	2,586,844	419,535
Increase/(decrease) in payable for investments purchased	(17,988,152)	(66,063,523)
Increase/(decrease) in management fees payable	173,199	(48,085)
Increase/(decrease) in directors fee payable	-	(669)
Increase/(decrease) in accrued other general and administrative expenses	(214,987)	(1,540,689)
Net cash provided by (used in) operating activities	17,995,605	(14,018,459)
Cash Flows from Financing Activities:
Borrowings on the credit facilities	10,500,000	84,500,000
Payments on the credit facilities	(27,500,000)	(67,000,000)
Payments of debt issuance costs	(25,082)	-
Distributions paid in cash	(13,188,961)	(9,299,819)
Proceeds from issuance of common shares, net of change in subscriptions receivable of $ -	17,304,225	4,823,801
Net cash provided by (used in) financing activities	(12,909,818)	13,023,982
Net increase/(decrease) in cash and cash equivalents	5,085,787	(994,477)
Cash and cash equivalents, beginning of period	1,650,801	1,093,503
Cash and cash equivalents, end of period	$6,736,588	$99,026

Supplemental and Non-Cash Information:
Interest paid during the period	$18,610,169	$7,159,711
Distributions declared during the period	$13,183,368	$8,439,969
Reinvestment of distributions during the period	$6,935,473	$5,014,831
Distributions payable	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of June 30, 2023
(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(5)	Value	of Net Assets
Debt Investments
First Lien Senior Secured(2)
888 Holdings PLC (4)(6)	Hotels, Restaurants and Leisure	10.21% (S + 5.25%)	7/8/2028	$3,406,096	$3,167,668	$3,171,069	0.7%
AAdvantage Loyalty IP Ltd. (4)(6)	Insurance	10.00% (L + 4.75%)	4/20/2028	3,750,000	3,720,503	3,835,050	0.9%
AccentCare, Inc. (6)	Healthcare Providers and Services	9.48% (L + 4.00%)	6/22/2026	5,939,835	5,941,057	4,885,514	1.1%
Acrisure, LLC (6)	Insurance	9.44% (L + 4.25%)	2/15/2027	4,974,250	4,948,324	4,885,136	1.1%
Acrisure, LLC (6)	Insurance	8.69% (L + 3.50%)	2/12/2027	5,812,311	5,803,244	5,657,151	1.3%
AI Aqua Merger Sub, Inc., (6)(7)	Food Products	8.90% (S + 3.75%)	6/16/2028	7,623,000	7,627,785	7,493,409	1.8%
Aimbridge Acquisition Co., Inc. (6)	Hotels, Restaurants and Leisure	8.94% (L + 3.75%)	2/2/2026	4,910,714	4,837,378	4,771,987	1.1%
Alliant Holdings Intermediate LLC (6)	Insurance	8.65% (L + 3.50%)	11/5/2027	2,910,190	2,908,756	2,896,672	0.7%
Allied Universal Holdco LLC (6)	Professional Services	8.95% (S + CSA + 3.75%)	4/7/2028	6,877,500	6,872,626	6,697,928	1.6%
Amentum Government Services Holdings LLC (6)	Aerospace and Defense	9.15% (S + 4.00%)	2/15/2029	5,940,000	5,917,967	5,821,200	1.4%
American Rock Salt Company LLC (6)	Metals and Mining	9.22% (S + CSA + 4.00%)	6/9/2028	5,884,925	5,878,892	5,556,340	1.3%
Amynta Agency Borrower, Inc. (6)	Insurance	10.20% (S + CSA + 5.00%)	2/28/2028	7,000,000	6,803,083	6,825,035	1.6%
AP Gaming I, LLC (4)(6)	Hotels, Restaurants and Leisure	9.39% (S + CSA + 4.00%)	2/15/2029	8,645,587	8,539,293	8,575,342	2.0%
Apple Bidco, LLC (6)	Transportation	9.10% (S + 4.00%)	9/22/2028	3,042,356	3,012,240	3,030,947	0.7%
Aptean Inc (6)(7)	Software	9.45% (S + CSA + 4.25%)	4/23/2026	7,764,187	7,766,052	7,645,783	1.8%
AQA Acquisition Holding, Inc. (6)	Software	9.44% (L + 4.25%)	11/19/2027	8,388,229	8,283,849	8,272,891	1.9%
ARC Falcon I Inc. (6)	Chemicals	8.95% (S + CSA + 3.75%)	8/31/2028	4,931,369	4,913,825	4,616,995	1.1%
Ascend Learning, LLC (6)	Professional Services	8.70% (S + CSA + 3.50%)	11/18/2028	7,387,500	7,359,425	6,962,719	1.6%
AssuredPartners, Inc. (6)	Insurance	8.72% (S + CSA + 3.50%)	2/12/2027	4,394,053	4,398,010	4,357,451	1.0%
AssuredPartners, Inc. (6)	Insurance	8.60% (S + 3.50%)	2/12/2027	1,975,000	1,965,656	1,959,773	0.5%
Athletico Management, LLC (6)	Healthcare Providers and Services	9.64% (S + CSA + 4.25%)	2/2/2029	7,152,750	7,125,613	5,847,373	1.4%
Autokiniton US Holdings, Inc. (6)(7)	Auto Components	9.72% (S + CSA + 4.50%)	3/27/2028	8,092,982	8,099,731	8,059,599	1.9%
Aveanna Healthcare LLC (4)(6)	Healthcare Providers and Services	9.23% (L + 3.75%)	6/30/2028	5,124,356	5,087,058	4,398,414	1.0%
Barracuda Networks, Inc. (6)	Software	9.55% (S + 4.50%)	4/13/2029	7,462,500	7,263,778	7,220,902	1.7%
BBB Industries (7)	Auto Components	10.45% (S + CSA + 5.25%)	6/29/2029	3,980,000	3,618,899	3,787,050	0.9%
Belfor Holdings, Inc. (6)	Commercial Services and Supplies	9.22% (S + CSA + 4.00%)	3/31/2026	1,984,496	1,981,091	1,985,747	0.5%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of June 30, 2023
(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(5)	Value	of Net Assets
Castle US Holding Corporation (7)	Professional Services	8.97% (S + CSA + 3.75%)	1/27/2027	1,966,316	1,959,661	1,453,540	0.3%
Castle US Holding Corporation (6)(7)	Professional Services	9.22% (S + CSA + 4.00%)	1/31/2027	6,011,705	5,964,552	4,305,884	1.0%
CCI Buyer, Inc. (6)(7)	Wireless Telecommunication Services	9.24% (S + 4.00%)	12/17/2027	6,760,699	6,755,266	6,646,612	1.6%
CCS-CMGC Holdings, Inc. (6)	Healthcare Providers and Services	10.98% (L + 5.50%)	10/1/2025	5,327,817	5,285,727	3,989,203	0.9%
CDK Global (6)	Software	9.49% (S + 4.25%)	7/6/2029	3,980,000	3,871,634	3,973,513	0.9%
Congruex Group LLC (7)	Construction and Engineering	10.95% (S + CSA + 5.75%)	4/28/2029	6,187,500	6,054,222	6,017,344	1.4%
Connectwise LLC (6)	IT Services	8.69% (L + 3.50%)	9/29/2028	7,880,000	7,869,790	7,692,889	1.8%
Consolidated Communications, Inc. (4)(6)	Diversified Telecommunication Services	8.72% (S + 3.50%)	10/2/2027	1,428,009	1,414,215	1,265,830	0.3%
ConvergeOne Holdings Corp. (6)(7)	IT Services	10.37% (L + 5.00%)	1/4/2026	9,787,989	9,660,459	6,248,457	1.5%
Corelogic, Inc. (6)	Internet Software and Services	8.75% (L + 3.50%)	4/14/2028	7,860,000	7,854,535	7,115,265	1.7%
CP Atlas Buyer, Inc (6)	Building Products	8.95% (S + CSA + 3.75%)	11/23/2027	6,860,358	6,776,053	6,476,178	1.5%
Creation Technologies, Inc. (4)(7)	Electronic Equipment, Instruments and Components	10.72% (L + 5.50%)	9/14/2028	4,950,000	4,891,590	4,752,000	1.1%
Crown Subsea Communications Holding, Inc. (6)	Construction and Engineering	10.52% (S + CSA + 5.25%)	4/27/2027	1,875,000	1,840,156	1,879,697	0.4%
Curia Global, Inc. (6)	Healthcare Providers and Services	8.90% (S + CSA + 3.75%)	8/30/2026	4,825,436	4,814,470	4,172,265	1.0%
DCert Buyer, Inc. (6)	IT Services	9.26% (S + 4.00%)	10/16/2026	7,795,167	7,796,575	7,740,367	1.8%
Deerfield Dakota Holding, LLC (6)	Diversified Financial Services	8.99% (S + 3.75%)	2/25/2027	4,850,000	4,806,348	4,719,220	1.1%
Delta Topco, Inc. (6)	IT Services	9.07% (S + 3.75%)	10/29/2027	6,867,368	6,864,591	6,661,347	1.6%
Digi International Inc. (4)(7)	Technology Hardware, Storage and Peripherals	10.69% (L + 5.00%)	12/22/2028	3,939,732	3,875,029	3,944,657	0.9%
DIRECTV Financing, LLC (6)	Media	10.22% (S + 5.00%)	8/2/2027	5,055,000	5,024,574	4,953,192	1.2%
Dotdash Meredith, Inc. (6)	Media	9.26% (S + CSA + 4.00%)	11/23/2028	9,850,000	9,813,300	9,012,750	2.1%
EAB Global, Inc. (6)	Professional Services	8.87% (L + 3.50%)	6/28/2028	1,782,862	1,776,363	1,765,319	0.4%
ECI Software Solutions, Inc. (6)	Software	9.25% (S + CSA + 3.75%)	9/30/2027	2,850,308	2,843,079	2,824,498	0.7%
ECL Entertainment, LLC (7)	Hotels, Restaurants and Leisure	12.72% (S + CSA + 7.50%)	3/31/2028	4,148,198	4,179,861	4,184,495	1.0%
EFS Cogen Holdings I, LLC (6)(7)	Independent Power and Renewable Electricity Producers	9.01% (S + 3.50%)	10/29/2027	7,594,210	7,602,088	7,506,649	1.8%
Endurance International Group, Inc., The (6)	Professional Services	8.79% (L + 3.50%)	2/10/2028	4,662,387	4,603,778	4,353,504	1.0%
Epic Crude Services, LP (6)	Energy Equipment and Services	10.48% (L + 5.00%)	2/6/2026	4,000,000	3,765,000	3,823,740	0.9%
Fertitta Entertainment, LLC (6)	Hotels, Restaurants and Leisure	9.10% (S + 4.00%)	1/29/2029	7,406,250	7,380,640	7,323,707	1.7%
Filtration Group Corp. (6)	Industrial Conglomerates	9.45% (S + CSA + 4.25%)	10/23/2028	3,990,000	3,950,351	3,994,489	0.9%
Flexera Software LLC (6)(7)	Software	8.97% (S + CSA + 3.75%)	1/26/2028	8,755,721	8,737,853	8,643,517	2.0%
Fugue Finance, LLC (4)(6)	Diversified Consumer Services	9.76% (S + 4.50%)	1/31/2028	3,965,063	3,890,500	3,961,514	0.9%
Garda World Security Corporation (4)(6)	Diversified Consumer Services	9.33% (S + 4.25%)	2/12/2029	7,959,900	7,714,144	7,890,251	1.8%
Getty Images, Inc. (6)(7)	Media	9.84% (S + CSA + 4.50%)	2/13/2026	8,050,374	8,052,996	8,060,437	1.9%
GIP III Stetson I, LP (6)	Energy Equipment and Services	9.45% (S + CSA + 4.25%)	7/19/2025	1,757,702	1,717,976	1,756,972	0.4%
Global Medical Response, Inc. (6)	Healthcare Providers and Services	9.44% (L + 4.25%)	9/24/2025	9,049,431	9,013,898	5,135,552	1.2%
Grab Holdings Inc (4)(6)	IT Services	9.70% (L + 4.50%)	2/27/2026	2,224,346	2,239,745	2,226,670	0.5%
Great Outdoors Group, LLC (6)	Specialty Retail	8.94% (L + 3.75%)	3/6/2028	6,972,188	6,948,557	6,928,612	1.6%
Grinding Media Inc. (7)	Metals and Mining	9.20% (S + CSA + 4.00%)	9/21/2028	4,912,500	4,894,849	4,789,712	1.1%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of June 30, 2023
(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(5)	Value	of Net Assets
HAH Group Holding Company LLC (6)	Healthcare Providers and Services	10.21% (S + 5.00%)	10/22/2027	707,340	691,351	689,656	0.2%
HAH Group Holding Company LLC (6)	Healthcare Providers and Services	10.21% (S + 5.00%)	10/20/2027	5,590,010	5,463,676	5,450,260	1.3%
Hamilton Projects Acquiror, LLC (6)(7)	Independent Power and Renewable Electricity Producers	9.72% (S + CSA + 4.50%)	6/11/2027	8,385,026	8,351,278	8,316,897	1.9%
Help/Systems Holdings, Inc. (6)	Software	9.15% (S + CSA + 4.00%)	11/19/2026	6,814,091	6,783,781	6,234,893	1.5%
HUB International Ltd.	Insurance	9.34% (S + 4.25%)	6/20/2030	4,100,000	4,059,000	4,113,961	1.0%
Hyperion Refinance Sarl (4)(6)	Diversified Financial Services	9.10% (S + 4.00%)	4/18/2030	2,992,500	2,875,067	2,990,630	0.7%
Idera, Inc. (6)	IT Services	9.01% (S + 3.75%)	3/2/2028	9,749,579	9,717,046	9,515,979	2.2%
IMA Financial Group, Inc. (7)	Insurance	8.69% (L + 3.50%)	10/16/2028	4,925,000	4,906,752	4,878,853	1.1%
Imagefirst Holdings, LLC (7)	Healthcare Providers and Services	10.34% (S + CSA + 5.00%)	4/27/2028	4,166,667	4,044,408	4,054,167	1.0%
Indy US Holdco, LLC (6)	Media	11.35% (S + 6.25%)	3/6/2028	4,445,361	3,956,371	4,219,403	1.0%
Indy US Holdco, LLC (6)	Media	11.35% (S + 6.25%)	3/6/2028	2,154,639	1,927,180	2,045,119	0.5%
Infinite Bidco, LLC (6)	Electronic Equipment, Instruments and Components	9.25% (S + CSA + 3.75%)	3/2/2028	6,377,875	6,337,073	6,170,594	1.4%
Infinite Bidco, LLC	Electronic Equipment, Instruments and Components	11.34% (S + 6.25%)	3/2/2028	2,985,000	2,977,729	2,970,075	0.7%
Inmar, Inc. (6)(7)	Professional Services	10.71% (S + 5.50%)	5/1/2026	7,821,671	7,810,963	7,616,352	1.8%
Ivanti Software, Inc. (6)	Software	9.19% (L + 4.00%)	12/1/2027	977,500	976,396	820,948	0.2%
Ivanti Software, Inc. (6)	Software	9.42% (L + 4.25%)	12/1/2027	6,887,813	6,848,067	5,836,870	1.4%
Jack Ohio Finance LLC (7)	Hotels, Restaurants and Leisure	9.97% (S + 4.75%)	10/31/2028	4,922,040	4,926,329	4,757,471	1.1%
Kestrel Acquisition, LLC (6)	Independent Power and Renewable Electricity Producers	9.45% (L + 4.25%)	5/2/2025	6,796,328	6,395,756	6,573,340	1.5%
Kleopatra Finco S.a.r.l (4)(6)	Containers and Packaging	10.10% (S + CSA + 4.75%)	2/4/2026	1,955,000	1,950,827	1,870,691	0.4%
Koppers, Inc. (4)	Chemicals	9.20% (S + CSA + 4.00%)	4/10/2030	2,069,813	2,008,683	2,074,987	0.5%
LBM Acquisition LLC (6)(7)	Building Products	8.95% (S + CSA + 3.75%)	12/31/2027	7,354,357	7,290,719	7,082,393	1.7%
Life Time, Inc. (4)(6)	Hotels, Restaurants and Leisure	9.54% (S + 4.50%)	1/15/2026	7,582,556	7,578,715	7,593,247	1.8%
Lifescan Global Corporation (6)	Healthcare Equipment and Supplies	11.61% (S + 6.50%)	12/31/2026	5,651,859	5,636,680	4,615,704	1.1%
Lightstone Holdco LLC (6)	Independent Power and Renewable Electricity Producers	10.85% (S + 5.75%)	2/1/2027	4,769,133	4,345,218	4,331,565	1.0%
Lightstone Holdco LLC (6)	Independent Power and Renewable Electricity Producers	10.85% (S + 5.75%)	2/1/2027	269,738	245,754	244,989	0.1%
LogMeIn, Inc. (6)	IT Services	9.94% (L + 4.75%)	8/31/2027	9,794,269	9,704,910	6,175,825	1.4%
LSF11 Trinity Bidco, Inc. (7)	Aerospace and Defense	9.65% (S + 4.50%)	6/14/2030	5,000,000	4,925,376	4,993,750	1.2%
LSF9 Atlantis Holdings, LLC (6)	Specialty Retail	12.49% (S + 7.25%)	3/29/2029	6,562,500	6,333,541	6,505,078	1.5%
Magenta Buyer LLC (6)	Software	10.03% (L + 4.75%)	7/27/2028	5,417,500	5,379,325	4,096,984	1.0%
Mariner Wealth Advisors, LLC (7)	Diversified Financial Services	9.59% (S + CSA + 4.25%)	8/18/2028	4,979,987	4,818,273	4,836,813	1.1%
Maverick 1, LLC	Software	9.56% (S + CSA + 4.25%)	5/18/2028	5,000,000	4,758,218	4,868,750	1.1%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of June 30, 2023
(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(5)	Value	of Net Assets
Medical Solutions L.L.C. (7)	Healthcare Providers and Services	8.61% (S + CSA + 3.25%)	10/6/2028	4,941,411	4,923,793	4,654,809	1.1%
Mermaid Bidco, Inc.	Software	9.78% (S + 4.50%)	12/22/2027	2,000,000	1,960,613	1,982,500	0.5%
Michael Baker International, LLC (7)	Construction and Engineering	10.19% (L + 5.00%)	11/2/2028	6,156,250	6,107,321	6,140,859	1.4%
Micro Holding Corp. (6)	IT Services	9.35% (S + 4.25%)	5/3/2028	9,835,841	9,570,746	9,449,784	2.2%
Midwest Veterinary Partners, LLC (6)	Healthcare Providers and Services	9.19% (L + 4.00%)	4/27/2028	8,837,563	8,769,313	8,612,956	2.0%
Milano Acquisition Corporation (6)	Healthcare Providers and Services	9.34% (S + CSA + 4.00%)	10/1/2027	8,833,095	8,691,276	8,711,640	2.0%
Minotaur Acquisition, Inc. (6)(7)	Diversified Financial Services	9.95% (S + CSA + 4.75%)	3/27/2026	11,882,058	11,882,058	11,714,997	2.7%
Mitchell International, Inc. (6)	Professional Services	8.94% (L + 3.75%)	10/16/2028	9,875,000	9,820,889	9,674,439	2.3%
MLN US HoldCo LLC (6)	Diversified Telecommunication Services	9.84% (S + 4.50%)	12/31/2025	4,056,188	4,006,815	973,485	0.2%
Momentive Performance Materials USA, LLC (6)	Chemicals	9.60% (S + 4.50%)	3/29/2028	7,730,625	7,430,995	7,563,102	1.8%
NAPA Management Services Corporation (6)	Healthcare Providers and Services	10.45% (S + CSA + 5.25%)	2/23/2029	7,900,000	7,841,222	5,533,950	1.3%
National Mentor Holdings, Inc. (6)	Healthcare Providers and Services	9.09% (S + CSA + 3.75%)	2/18/2028	291,993	291,359	222,189	0.1%
National Mentor Holdings, Inc. (6)	Healthcare Providers and Services	8.98% (S + CSA + 3.75%)	2/18/2028	9,087,680	9,068,377	6,915,179	1.6%
Navicure, Inc. (6)	Healthcare Technology	9.22% (S + CSA + 4.00%)	10/22/2026	4,602,032	4,604,269	4,596,279	1.1%
NorthStar Group Services, Inc. (6)(7)	Commercial Services and Supplies	10.72% (S + CSA + 5.50%)	11/9/2026	8,533,791	8,510,055	8,491,122	2.0%
NSM Top Holdings Corp. (6)	Healthcare Equipment and Supplies	10.45% (S + CSA + 5.25%)	11/12/2026	4,910,941	4,895,169	4,604,008	1.1%
OneDigital Borrower LLC (6)	Insurance	9.45% (S + CSA + 4.25%)	11/16/2027	9,821,373	9,732,942	9,698,606	2.3%
Orchid Merger Sub II, LLC (4)(6)	Software	10.14% (S + CSA + 4.75%)	5/12/2027	4,218,750	4,039,640	3,095,508	0.7%
Padagis, LLC (6)	Pharmaceuticals	9.97% (L + 4.75%)	7/31/2028	6,588,235	6,558,328	6,250,588	1.5%
PECF USS Intermediate Holding III Corporation (7)	Professional Services	9.52% (L + 4.25%)	11/6/2028	4,925,000	4,918,245	4,058,816	1.0%
Peraton Corp. (7)	Aerospace and Defense	8.95% (S + CSA + 3.75%)	2/1/2028	4,817,339	4,828,142	4,742,502	1.1%
PetVet Care Centers, LLC (6)	Healthcare Providers and Services	8.69% (L + 3.50%)	2/14/2025	6,831,707	6,826,388	6,705,320	1.6%
PMHC II Inc. (6)	Chemicals	9.30% (S + CSA + 4.25%)	2/2/2029	6,555,463	6,505,247	5,797,094	1.4%
Prairie ECI Acquiror LP (6)	Oil, Gas and Consumable Fuels	9.94% (L + 4.75%)	3/11/2026	7,182,326	7,037,846	7,101,525	1.7%
Pretium PKG Holdings, Inc. (6)(7)	Containers and Packaging	9.51% (L + 4.00%)	9/22/2028	5,910,000	5,866,567	4,455,342	1.0%
Project Alpha Intermediate Holding, Inc. (6)	Software	9.20% (L + 4.00%)	4/26/2024	8,308,132	8,268,930	8,299,035	1.9%
Project Boost Purchaser, LLC (6)	Professional Services	8.72% (S + CSA + 3.50%)	6/1/2026	5,880,000	5,873,753	5,817,525	1.4%
PS Holdco, LLC (7)	Road and Rail	9.47% (S + CSA + 4.25%)	10/31/2028	5,406,219	5,388,155	5,311,610	1.2%
PT Intermediate Holdings III LLC (7)	Machinery	11.37% (S + CSA + 5.98%)	11/1/2028	493,750	489,679	478,938	0.1%
PT Intermediate Holdings III, LLC (7)	Machinery	11.37% (S + 5.98%)	11/1/2028	1,513,050	1,501,569	1,467,659	0.3%
PT Intermediate Holdings III, LLC (7)	Machinery	11.37% (S + 5.98%)	10/15/2025	2,285,200	2,273,721	2,208,312	0.5%
PT Intermediate Holdings III, LLC (7)	Machinery	11.37% (S + 5.98%)	11/1/2028	2,107,900	2,107,900	2,044,663	0.5%
PT Intermediate Holdings III, LLC (9)	Machinery	11.74% (S + 6.50%)	11/1/2028	1,330,067	1,311,413	1,313,441	0.3%
Quest Software US Holdings Inc. (6)	Software	9.45% (S + CSA + 4.25%)	2/1/2029	9,428,750	9,346,442	7,366,211	1.7%
Radiology Partners, Inc. (6)	Healthcare Providers and Services	9.47% (S + CSA + 4.25%)	7/9/2025	6,000,000	5,995,229	4,550,640	1.1%
RC Buyer, Inc. (6)	Auto Components	9.00% (S + CSA + 3.50%)	7/28/2028	2,052,750	2,049,243	1,993,733	0.5%
RealPage, Inc. (6)	Real Estate Management and Development	8.22% (S + CSA + 3.00%)	2/18/2028	6,877,500	6,870,482	6,737,371	1.6%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of June 30, 2023
(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(5)	Value	of Net Assets
Red Planet Borrower, LLC (6)	Internet Software and Services	8.95% (S + CSA + 3.75%)	10/2/2028	7,860,000	7,832,207	6,672,826	1.6%
Redstone Holdco 2 LP (6)(7)	IT Services	10.01% (L + 4.75%)	4/14/2028	7,860,000	7,818,310	6,579,095	1.5%
Refresco (4)(6)	Food Products	9.34% (S + 4.25%)	12/13/2024	4,975,000	4,944,187	4,968,781	1.2%
Renaissance Holding Corp. (6)	Software	9.99% (S + 4.75%)	4/5/2030	7,747,146	7,534,019	7,666,653	1.8%
Rocket Software, Inc. (6)	Software	9.47% (S + CSA + 4.25%)	11/28/2025	4,907,368	4,890,921	4,870,563	1.1%
Rocket Software, Inc. (6)	Software	9.47% (S + CSA + 4.25%)	11/20/2025	3,472,798	3,375,210	3,443,401	0.8%
Rodan & Fields, LLC (6)(10)	Textiles, Apparel and Luxury Goods	9.32% (L + 4.00%)	6/16/2025	1,709,615	1,584,788	651,363	0.2%
Rohm Holding GMBH (4)(6)(7)	Chemicals	10.10% (L + 5.00%)	7/31/2026	8,799,471	8,789,516	8,044,213	1.9%
Roper Industrial Products Investment Co. (4)(6)	Software	9.74% (S + 4.50%)	11/22/2029	3,990,000	3,857,142	3,979,087	0.9%
RSC Acquisition, Inc.	Insurance	10.89% (S + 5.50%)	10/30/2026	802,343	780,313	778,272	0.2%
RSC Acquisition, Inc. (7)	Insurance	10.89% (S + 5.50%)	9/30/2026	6,160,622	6,122,010	5,975,804	1.4%
Runner Buyer Inc. (7)	Household Durables	10.69% (L + 5.50%)	10/20/2028	4,937,500	4,899,564	3,832,759	0.9%
Sabert Corporation (7)	Containers and Packaging	9.72% (S + CSA + 4.50%)	11/26/2026	1,892,167	1,898,444	1,894,532	0.4%
Shearer’s Foods, LLC (6)	Food Products	8.72% (S + CSA + 3.50%)	9/23/2027	1,665,513	1,657,970	1,647,950	0.4%
Sophia, L.P. (6)	Software	9.35% (S + 4.25%)	10/7/2027	1,980,000	1,963,988	1,965,774	0.5%
Sovos Compliance, LLC (7)	Software	9.72% (S + CSA + 4.50%)	7/28/2028	3,942,945	3,937,734	3,814,445	0.9%
Specialty Building Products Holdings, LLC (6)(7)	Building Products	8.45% (S + CSA + 3.25%)	10/5/2028	9,875,000	9,863,218	9,476,939	2.2%
Summer BC Holdco B LLC (4)(7)	Media	10.00% (S + CSA + 4.50%)	12/4/2026	4,912,500	4,916,342	4,630,031	1.1%
Talen Energy Supply, LLC (4)(6)	Independent Power and Renewable Electricity Producers	9.59% (S + 4.50%)	5/17/2030	2,209,524	2,143,927	2,206,309	0.5%
Talen Energy Supply, LLC (4)(6)	Independent Power and Renewable Electricity Producers	9.59% (S + 4.50%)	5/17/2030	1,790,476	1,737,320	1,787,871	0.4%
Tecta America Corp. (6)(7)	Construction and Engineering	9.22% (S + CSA + 4.00%)	4/6/2028	8,541,512	8,528,651	8,509,524	2.0%
The Edelman Financial Center, LLC (6)	Diversified Financial Services	8.94% (L + 3.75%)	4/7/2028	7,820,020	7,750,581	7,638,713	1.8%
Thryv, Inc. (4)(6)	Professional Services	13.72% (S + 8.50%)	2/18/2026	6,012,630	6,022,390	5,969,429	1.4%
Titan US Finco, LLC (4)(7)	Media	9.54% (L + 4.00%)	10/6/2028	5,925,000	5,915,000	5,821,313	1.4%
Tosca Services, LLC (6)	Containers and Packaging	8.81% (S + CSA + 3.50%)	8/18/2027	6,864,394	6,817,409	5,630,965	1.3%
Truck Hero, Inc. (6)	Auto Components	8.97% (S + CSA + 3.75%)	1/20/2028	6,945,150	6,940,473	6,561,986	1.5%
U.S. Renal Care, Inc. (6)	Healthcare Providers and Services	10.19% (L + 5.00%)	6/26/2026	491,250	486,615	230,480	0.1%
U.S. Renal Care, Inc. (6)(7)	Healthcare Providers and Services	10.19% (L + 5.00%)	6/26/2026	8,775,019	8,666,275	4,116,976	1.0%
UKG Inc. (6)	Software	9.88% (S + 4.50%)	5/4/2026	5,000,000	4,875,399	4,998,975	1.2%
US Radiology Specialists, Inc. (6)	Healthcare Providers and Services	10.45% (S + CSA + 5.25%)	12/10/2027	8,835,450	8,753,587	8,614,564	2.0%
Veracode (6)	Software	9.90% (S + CSA + 4.75%)	4/20/2029	8,734,000	8,696,772	8,482,898	2.0%
VeriFone Systems, Inc. (6)	Commercial Services and Supplies	9.48% (L + 4.00%)	8/20/2025	2,930,946	2,907,227	2,775,548	0.7%
Verscend Holding Corp. (6)	Healthcare Technology	9.22% (S + CSA + 4.00%)	8/27/2025	6,033,203	6,023,655	6,038,844	1.4%
Vision Solutions, Inc. (6)	IT Services	9.26% (L + 4.25%)	4/24/2028	9,825,000	9,802,770	9,359,344	2.2%
Vocus Group DD T/L (4)(6)	Diversified Telecommunication Services	9.04% (S + CSA + 3.50%)	5/26/2028	1,985,000	1,966,712	1,968,465	0.5%
WarHorse Gaming, LLC	Hotels, Restaurants and Leisure	14.44% (S + 9.25%)	6/12/2030	5,000,000	4,800,000	4,825,000	1.1%
WaterBridge Midstream Operating, LLC (6)	Energy Equipment and Services	11.01% (L + 5.75%)	6/22/2026	6,182,790	6,091,036	6,155,277	1.4%
Watlow Electric Manufacturing Company (6)	Electrical Equipment	9.06% (S + CSA + 3.75%)	3/2/2028	3,265,207	3,245,714	3,237,453	0.8%
Wencor Group (6)	Aerospace and Defense	9.20% (S + CSA + 4.00%)	6/19/2026	2,961,538	2,907,034	2,966,040	0.7%
White Cap Buyer LLC (6)(7)	Building Products	8.85% (S + 3.75%)	10/8/2027	6,855,570	6,847,100	6,809,397	1.6%
Wilsonart LLC (6)(7)	Building Products	8.71% (L + 3.50%)	12/18/2026	9,799,251	9,763,303	9,677,544	2.3%
Total First Lien Senior Secured				944,979,771	$934,889,654	$878,564,709	206.0%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of June 30, 2023
(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(5)	Value	of Net Assets
Second Lien Senior Secured(2)
American Rock Salt Company LLC	Metals and Mining	12.47% (S + 7.25%)	6/4/2029	2,750,000	2,772,537	2,481,875	0.6%
ARC Falcon I Inc. (6)	Chemicals	12.20% (S + CSA + 7.00%)	9/24/2029	2,000,000	1,984,195	1,722,500	0.4%
Artera Services, LLC (6)	Construction and Engineering	12.59% (S + CSA + 7.25%)	3/6/2026	7,810,000	7,539,050	5,340,088	1.3%
Aruba Investments, Inc. (6)	Chemicals	12.94% (L + 7.75%)	10/27/2028	2,350,000	2,321,530	2,093,462	0.5%
Asurion, LLC (6)	Insurance	10.47% (S + CSA + 5.25%)	1/19/2029	6,000,000	5,969,473	5,048,580	1.2%
Barracuda Networks, Inc.	Software	12.05% (S + 7.00%)	5/17/2030	3,000,000	2,917,443	2,671,500	0.6%
DCert Buyer, Inc. (6)	IT Services	12.26% (S + 7.00%)	2/19/2029	1,500,000	1,498,316	1,382,505	0.3%
Delta Topco, Inc.	IT Services	12.57% (S + 7.25%)	10/6/2028	3,435,617	3,468,586	3,166,506	0.7%
Energy Acquisition LP	Electrical Equipment	13.86% (S + CSA + 8.50%)	6/25/2026	2,812,400	2,737,071	2,200,703	0.5%
Epicor Software Corporation (6)	Software	12.95% (S + CSA + 7.75%)	7/31/2028	3,000,000	3,036,892	3,008,760	0.7%
Help/Systems Holdings, Inc.	Software	11.95% (S + CSA + 6.75%)	11/19/2027	3,656,217	3,661,950	2,961,536	0.7%
Idera, Inc.	IT Services	12.01% (S + 6.75%)	2/5/2029	5,000,000	5,026,461	4,420,325	1.0%
Infinite Bidco, LLC (6)	Electronic Equipment, Instruments and Components	12.50% (S + 7.00%)	2/24/2029	2,729,999	2,726,686	2,330,736	0.5%
Ivanti Software, Inc.	Software	12.42% (L + 7.25%)	12/1/2028	3,000,000	3,010,735	1,991,265	0.5%
Magenta Buyer LLC	Software	13.53% (L + 8.25%)	7/27/2029	5,000,000	4,992,195	2,975,000	0.7%
Paradigm Outcomes	Healthcare Providers and Services	12.70% (S + CSA + 7.50%)	10/26/2026	1,500,000	1,482,008	1,470,000	0.3%
Peraton Corp.	Aerospace and Defense	12.98% (S + CSA + 7.75%)	2/26/2029	2,912,425	2,967,894	2,830,513	0.7%
Pretium PKG Holdings, Inc. (6)	Containers and Packaging	12.26% (L + 6.75%)	9/30/2029	2,000,000	1,983,756	1,082,510	0.3%
Quest Software US Holdings Inc.	Software	12.70% (S + CSA + 7.50%)	2/1/2030	3,000,000	2,961,675	2,010,000	0.5%
Vision Solutions, Inc.	IT Services	12.51% (L + 7.25%)	4/23/2029	3,500,000	3,506,494	3,036,688	0.7%
Total Second Lien Senior Secured				66,956,658	66,564,947	54,225,052	12.7%

Corporate Bonds
KOBE US Midco 2 Inc	Chemicals	9.25%	11/1/2026	1,900,000	1,886,241	1,263,500	0.3%
Total Corporate Bonds				1,900,000	1,886,241	1,263,500	0.3%

Total Debt Investments				$1,013,836,429	$1,003,340,842	$934,053,261	219.0%

CLO Mezzanine(2)
522 Funding CLO 2020-6, Ltd. (4)	Structured Note	13.31% (L + 8.04%)	10/23/2034	2,800,000	2,727,173	2,226,727	0.5%
Carlyle US CLO 2020-2, Ltd (4)	Structured Note	13.79% (L + 8.53%)	1/25/2035	4,000,000	3,894,240	3,271,370	0.8%
Elmwood CLO III Ltd. (4)	Structured Note	12.99% (L + 7.74%)	10/20/2034	2,000,000	1,930,253	1,744,056	0.4%
GoldenTree Loan Management US 2020-7A (4)	Structured Note	13.00% (L + 7.75%)	4/20/2034	2,000,000	1,899,936	1,690,855	0.4%
GoldenTree Loan Management US 2021-10A (4)	Structured Note	13.04% (L + 7.79%)	7/20/2034	1,250,000	1,218,028	1,015,195	0.3%
GoldenTree Loan Management US 2021-9A (4)	Structured Note	12.00% (L + 6.75%)	1/20/2033	2,000,000	1,901,866	1,698,128	0.4%
Thayer Park CLO, Ltd. (4)	Structured Note	14.12% (L + 8.87%)	4/20/2034	1,300,000	1,264,147	1,005,766	0.2%
Total CLO Mezzanine				15,350,000	14,835,643	12,652,097	3.0%

CLO Equity
Ares CLO Ltd 2021-62A (4)	Structured Subordinated Note	NA	1/25/2034	5,000,000	4,125,273	3,352,392	0.8%
Babson CLO 2018-4A, Ltd. (4)	Structured Subordinated Note	NA	10/15/2030	4,000,000	1,817,552	1,239,944	0.3%
Dryden 86 CLO, Ltd. (4)	Structured Subordinated Note	NA	7/17/2030	6,000,000	4,317,895	3,441,384	0.8%
HPS Loan Management 12-2018, Ltd. (4)	Structured Subordinated Note	NA	7/18/2031	7,500,000	4,155,502	3,458,341	0.8%
Long Point Park CLO, Ltd. (4)	Structured Subordinated Note	NA	1/17/2030	6,358,000	3,550,207	1,799,358	0.4%
Regatta XII Funding Ltd. (4)	Structured Subordinated Note	NA	10/15/2032	6,000,000	4,336,392	3,255,784	0.7%
Signal Peak CLO, LLC (4)	Structured Subordinated Note	NA	10/26/2034	5,000,000	2,379,982	1,644,335	0.4%
Stratus CLO Series 2021-1A (4)	Structured Subordinated Note	NA	12/29/2029	2,000,000	1,439,692	1,070,080	0.3%
Total CLO Equity				41,858,000	26,122,495	19,261,618	4.5%

Total Equity and Other Investments				$57,208,000	$40,958,138	$31,913,715	7.5%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of June 30, 2023
(Unaudited)

	Number of		Fair	Percentage
	Shares	Cost	Value	of Net Assets
Short-Term Investments
Fidelity Investments Money Market Government Portfolio - Institutional Class, 5.03% (6)(7)(8)	96,877,231	96,877,231	96,877,231	22.7%
Total Short-Term Investments	96,877,231	$96,877,231	$96,877,231	22.7%

Total Investments		$1,141,176,211	$1,062,844,207	249.2%
Liabilities in Excess of Other Assets			(636,315,411)	(149.2)%
Net Assets			$426,528,796	100.0%

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

(2)	Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), SOFR + Credit Spread Adjustment (S+CSA), where the Credit Spread Adjustment is a defined additional spread amount based on the tenor of SOFR the borrower selects, or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. For the holdings as of June 30, 2023 that have S+CSA as the base rate, the CSA is 10bp for 1M SOFR, 15bp for 3M SOFR, and 25bp for 6M SOFR. For the avoidance of doubt, loan floors apply to S+CSA, not S.

(3)	As of June 30, 2023, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.

(4)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2023, 12.3% of the Company’s total assets were in non-qualifying investments.

(5)	As of June 30, 2023, the tax cost of the Company’s investments approximates their amortized cost.

(6)	Security or portion thereof held within Palmer Square BDC Funding I, LLC (“PS BDC Funding”) and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Bank of America, N.A. (“BofA N.A.”) (see Note 6 to the consolidated financial statements).

(7)	Security or portion thereof held within Palmer Square BDC Funding II, LLC (“PS BDC Funding II”) and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Wells Fargo Bank, National Association (“WFB”) (see Note 6 to the consolidated financial statements).

(8)	7-day effective yield as of June 30, 2023.

(9)	Of the $1,975,000 commitment to PT Intermediate Holdings III, LLC, $666,600 was unfunded as of June 30, 2023.

(10)	In July 2023 this investment was restructured into a new loan with 1,239,471 of par and a May 2027 maturity. The spread on the new loan is S + 7.75% with the borrower’s option to PIK up to 40% of par at S + 8.50%.

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

The Company’s investment objective is to maximize total return, comprised of current income and capital appreciation. The Company’s current investment focus is guided by two strategies that facilitate its investment opportunities and core competencies: (1) investing in corporate debt securities and, to a lesser extent, (2) investing in collateralized loan obligation (“CLO”) structured credit funds that typically own corporate debt securities, including the equity and junior debt tranches of CLOs. To a limited extent, the Company may enter into derivatives transactions, which may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of the Company’s portfolio positions from changes in currency exchange rates and market interest rates or to earn income and enhance the Company’s total returns. The Company may receive or purchase warrants or rights to acquire equity or other securities in connection with making a debt investment in a company. During the six months ended June 30, 2023 and June 30, 2022, the Company did not invest in any derivative contracts.

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

Debt Issuance Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs. These expenses are deferred and amortized over the life of the related debt instrument. Debt issuance costs are presented on the consolidated statements of assets and liabilities as a direct deduction from the debt liability. In circumstances in which there is not an associated debt liability amount recorded in the consolidated financial statements when the debt issuance costs are incurred, such debt issuance costs will be reported on the consolidated statements of assets and liabilities as an asset until the debt liability is recorded. As of December 31, 2022, the balance of debt issuance costs was $(0.1) million, representing deferred financing costs of $2.4 million less accrued interest of $2.5 million, included in BoA Credit Facility and WF Credit Facility (each as defined below), net of $641.3 million on the consolidated statements of assets and liabilities. As of June 30, 2023, the balance of debt issuance costs was $(3.1) million, representing deferred financing costs of $1.9 million less accrued interest of $5.1 million, included in BoA Credit Facility and WF Credit Facility, net of $627.4 million on the consolidated statements of assets and liabilities.

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

A loan may be taken off non-accrual status if past due payments are made, and if management determines the issuer is likely to remain current on future payments. Management may make exceptions to this policy if the loan has sufficient collateral value or is in the process of collection. Management may also leave a loan on accrual status while actively seeking recovery of past due payment. As of June 30, 2023, the Company had no portfolio investments on non-accrual status.

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

On July 26, 2023, the SEC adopted amendments intended to enhance and standardize disclosures related to cybersecurity. The amendments require timely disclosure of material cybersecurity incidents and annual disclosures related to cybersecurity risk management, strategy, and governance. The disclosures are effective beginning with annual reports for fiscal years ending on or after December 15, 2023. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

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

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt	$934,889,654	$878,564,709	$951,753,250	$870,880,344
Second-lien senior secured debt	66,564,947	54,225,052	71,513,263	58,118,340
Corporate Bonds	1,886,241	1,263,500	1,884,529	1,332,888
CLO Mezzanine	14,835,643	12,652,097	17,589,330	14,732,721
CLO Equity	26,122,495	19,261,618	27,012,348	21,800,224
Short-term investments	96,877,231	96,877,231	50,347,215	50,347,215
Total Investments	$1,141,176,211	$1,062,844,207	$1,120,099,935	$1,017,211,732

As of June 30, 2023, approximately 13.8% of the long-term investment portfolio at amortized cost and 13.8% of the long-term investment portfolio measured at fair value, respectively, were invested in non-qualifying assets. As of December 31, 2022, approximately 16.0% of the long-term investment portfolio at amortized cost and 16.3% of the long-term investment portfolio measured at fair value, respectively, were invested in non-qualifying assets. With respect to the Company’s total assets, 12.3% and 14.9% of the Company’s total assets were in non-qualifying assets as defined by Section 55(a) of the 1940 Act as of June 30, 2023 and December 31, 2022, respectively.

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

The industry composition of investments based on fair value, as a percentage of total investments at fair value, as of June 30, 2023 and December 31, 2022 was as follows:

	June 30, 2023	December 31, 2022

Software	12.9%	12.9%
Healthcare Providers and Services	9.3%	9.9%
Cash and Cash Equivalents	9.1%	4.9%
IT Services	7.9%	8.4%
Insurance	5.7%	5.8%
Professional Services	5.5%	5.9%
Hotels, Restaurants and Leisure	4.3%	3.9%
Building Products	3.7%	3.7%
Media	3.6%	3.2%
Chemicals	3.1%	3.3%
Diversified Financial Services	3.0%	2.6%
Independent Power and Renewable Electricity Producers	2.9%	2.8%
Construction and Engineering	2.6%	2.5%
Aerospace and Defense	2.0%	2.5%
Auto Components	1.9%	1.9%
Structured Subordinated Note	1.8%	2.1%
Electronic Equipment, Instruments and Components	1.5%	1.2%
Containers and Packaging	1.4%	1.5%
Food Products	1.3%	1.3%
Internet Software and Services	1.3%	1.1%
Specialty Retail	1.3%	1.3%
Commercial Services and Supplies	1.2%	1.3%
Metals and Mining	1.2%	2.0%
Structured Note	1.2%	1.4%
Diversified Consumer Services	1.1%	1.6%
Energy Equipment and Services	1.1%	0.6%
Healthcare Technology	1.0%	2.1%
Healthcare Equipment and Supplies	0.9%	0.9%
Machinery	0.7%	0.6%
Oil, Gas and Consumable Fuels	0.7%	1.7%
Real Estate Management and Development	0.6%	0.6%
Wireless Telecommunication Services	0.6%	0.6%
Pharmaceuticals	0.6%	0.6%
Electrical Equipment	0.5%	0.5%
Road and Rail	0.5%	0.5%
Diversified Telecommunication Services	0.4%	0.3%
Industrial Conglomerates	0.4%	0.4%
Technology Hardware, Storage and Peripherals	0.4%	0.4%
Household Durables	0.4%	0.3%
Transportation	0.3%	-%
Textiles, Apparel and Luxury Goods	0.1%	0.1%
Airlines	-%	0.8%

Total	100.0%	100.0%

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

Investments in private investment companies measured based upon net asset value as a practical expedient to determine fair value are not required to be categorized in the fair value hierarchy. As of June 30, 2023 and as of December 31, 2022, there were no investments accounted for using the practical expedient.

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

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the fair value hierarchy of investments as of June 30, 2023:

	Fair Value Hierarchy as of June 30, 2023
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$-	$878,564,709	$-	$878,564,709
Second-lien senior secured debt	-	54,225,052	-	54,225,052
Corporate Bonds	-	1,263,500	-	1,263,500
CLO Mezzanine	-	12,652,097	-	12,652,097
CLO Equity	-	19,261,618	-	19,261,618
Short Term Investments	96,877,231	-	-	96,877,231
Total Investments	$96,877,231	$965,966,976	$-	$1,062,844,207

The following table presents the fair value hierarchy of investments as of December 31, 2022:

	Fair Value Hierarchy as of December 31, 2022
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$-	$870,880,344	$-	$870,880,344
Second-lien senior secured debt	-	58,118,340	-	58,118,340
Corporate Bonds	-	1,332,888	-	1,332,888
CLO Mezzanine	-	14,732,721	-	14,732,721
CLO Equity	-	21,800,224	-	21,800,224
Short Term Investments	50,347,215	-	-	50,347,215
Total Investments	$50,347,215	$966,864,517	$-	$1,017,211,732

For the six months ended June 30, 2023 and the year ended December 31, 2022, the Company did not recognize any transfers to or from Level 3.

Debt Not Carried at Fair Value

The fair value of the BoA Credit Facility and the WF Credit Facility, which would be categorized as Level 3 within the fair value hierarchy as of June 30, 2023, approximates their respective carrying values because the BoA Credit Facility and WF Credit Facility each have variable interest based on selected short term rates.

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, BDCs are permitted to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 150% after such borrowing. As of June 30, 2023, the Company’s asset coverage ratio was 168%.

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

Debt obligations under the BoA Credit Facility consisted of the following as of June 30, 2023:

	June 30, 2023
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
BoA Credit Facility	$725,000,000	$490,000,000	$235,000,000	$491,619,131
Total debt	$725,000,000	$490,000,000	$235,000,000	$491,619,131

(1)	The amount available reflects any limitations related to the BoA Credit Facility’s borrowing base.

(2)	The carrying value of the BoA Credit Facility is presented net of deferred financing costs of $1.063 million and accrued interest of $2.683 million.

Debt obligations under the BoA Credit Facility consisted of the following as of December 31, 2022:

	December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
BoA Credit Facility	$725,000,000	$514,500,000	$210,500,000	$513,726,164
Total debt	$725,000,000	$514,500,000	$210,500,000	$513,726,164

(1)	The amount available reflects any limitations related to the BoA Credit Facility’s borrowing base.

(2)	The carrying value of the BoA Credit Facility is presented net of deferred financing costs of $1.358 million and accrued interest of $584 thousand.

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Average debt outstanding under the BoA Credit Facility during the six months ended June 30, 2023 and June 30, 2022, was $500.9 million and $560.0 million, respectively.

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

For the three and six months ended June 30, 2023 and June 30, 2022, the components of interest expense with respect to the BoA Credit Facility were as follows:

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2023	2022	2023	2022

Interest expense	$8,257,485	$3,140,658	$16,110,649	$5,384,937
Amortization of debt issuance costs	161,353	158,398	319,296	315,055
Total interest expense	$8,418,838	$3,299,056	$16,429,945	$5,699,992
Average interest rate	6.40%	2.06%	6.14%	1.76%

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

Under the WF Credit Facility, which matures on December 18, 2025, the WF Lenders have agreed to extend credit to PS BDC Funding II in an aggregate amount up to the Facility Amount (as defined in the Loan Agreement). The Facility Amount for the WF Credit Facility was $150.0 million as of the closing date of the Loan Agreement. The WF Borrowers’ ability to draw under the WF Credit Facility is scheduled to terminate on December 18, 2023. All amounts outstanding under the WF Credit Facility are required to be repaid by December 18, 2025

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Debt obligations under the WF Credit Facility consisted of the following as of June 30, 2023:

	June 30, 2023
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
WF Credit Facility	$150,000,000	$134,250,000	$15,750,000	$135,746,351
Total debt	$150,000,000	$134,250,000	$15,750,000	$135,746,351

(1)	The amount available reflects any limitations related to the WF Credit Facility’s borrowing base.

(2)	The carrying value of the WF Credit Facility is presented net of deferred financing costs of $872 thousand and accrued interest of $2.368 million.

Debt obligations under the WF Credit Facility consisted of the following as of December 31, 2022:

	December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
WF Credit Facility	$150,000,000	$126,750,000	$23,250,000	$127,583,253
Total debt	$150,000,000	$126,750,000	$23,250,000	$127,583,253

(1)	The amount available reflects any limitations related to the WF Credit Facility’s borrowing base.

(2)	The carrying value of the WF Credit Facility is presented net of deferred financing costs of $1.047 million and accrued interest of $1.880 million.

Average debt outstanding under the WF Credit Facility during the six months ended June 30, 2023 and June 30, 2022, was $127.9 million and $118.9 million, respectively.

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

The loans under the WF Credit Facility may be Broadly Syndicated Loans or Middle Market Loans and shall be eurocurrency rate loans unless such rate is unavailable, in which case the loans shall be base rate loans until such rate is available. From April 10, 2023, Broadly Syndicated Loans will bear interest at Daily Simple SOFR or base rate, as applicable, plus 2.00%, and Middle Market Loans will bear interest at Daily Simple SOFR or base rate, as applicable, plus 2.50%, with an interest rate floor of 0.0%. The “base rate” will be equal to the highest of (a) the federal funds rate plus 0.50% and (b) the prime rate. The Loan Agreement includes fallback language in the event that Daily Simple SOFR becomes unavailable. Interest is payable quarterly, as determined by the WFB as the administrative agent. Following the Second Amendment of the WF Credit Facility, the Loan Agreement requires the payment of a non-usage fee of (x) during the first thirteen months following the closing of the WF Credit Facility, 0.50% multiplied by daily unused Facility Amounts, (y) between thirteen and sixteen months following the closing of the WF Credit Facility, 0.50% multiplied by the lesser of (1) daily unused Facility Amounts and (2) 50% of the Facility Amount plus 2.00% multiplied by the greater of (i) the difference between the daily unused Facility Amount and 50% of the Facility Amount and (ii) zero and, (z) thereafter, 0.50% multiplied by the lesser of (1) daily unused Facility Amounts and (2) 20% of the Facility Amount plus 2.00% multiplied by the greater of (i) the difference between the daily unused Facility Amount and 20% of the Facility Amount and (ii) zero. Such fee is payable quarterly in arrears. The WF Credit Facility includes the option to downsize the facility by paying a Commitment Reduction Fee. The Fee is equal to 2.00% of the facility reduction amount prior to the one year anniversary of the closing of the WF Credit Facility, and 1.00% thereafter. The applicable percentage for PS BDC Funding II’s Eligible Loans ranges from 67.5% for Middle Market Loans to 70% for Broadly Syndicated Loans (as each such term is defined in the Loan Agreement).

For the three and six months ended June 30, 2023 and June 30, 2022, the components of interest expense with respect to the WF Credit Facility were as follows:

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2023	2022	2023	2022

Interest expense	$2,368,060	$1,041,192	$4,592,062	$1,704,248
Amortization of debt issuance costs	87,986	87,986	175,006	175,006
Total interest expense	$2,456,046	$1,129,178	$4,767,068	$1,879,254
Average interest rate	7.15%	3.07	6.92%	2.70%

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

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 7. Share Transactions

Offering Proceeds

During the six months ended June 30, 2023 and June 30, 2022, the Company issued and sold 1,486,335 shares at an aggregate purchase price of $24.2 million and 492,018 shares at an aggregate purchase price of $9.8 million, respectively. These amounts include shares issued in reinvestment.

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

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 8. Commitments and Contingencies

As of June 30, 2023 and December 31, 2022, the Company had an aggregate of $1.5 million and $2.6 million, respectively, of unfunded commitments to provide debt financing to its portfolio companies. As of each of June 30, 2023 and December 31, 2022, there were no capital calls or draw requests made by the portfolio companies to fund these commitments. Such commitments are generally up to the Company’s discretion to approve or are subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the composition of the unfunded commitments as of June 30, 2023 is shown in the table below:

		As of
	Expiration Date (1)	June 30, 2023
PT Intermediate Holdings III, LLC	9/2/2024	$666,600
ImageFirst Holdings, LLC	4/28/2025	833,333
Total unfunded commitments		$1,499,933

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

A summary of the composition of the unfunded commitments as of December 31, 2022 is shown in the table below:

	Expiration Date (1)	As of December 31, 2022
ARC Falcon I Inc.	3/30/2023	$636,943
Vocus Group	6/18/2023	2,000,000
Total unfunded commitments		$2,636,943

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2023, management is not aware of any pending or threatened litigation.

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of each of June 30, 2023 and June 30, 2022, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of common stock for the three and six months ended June 30, 2023 and June 30, 2022.

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2023	2022	2023	2022

Net increase (decrease) in net assets resulting from operations	$23,940,662	$(65,332,117)	$52,028,984	$(68,762,918)
Weighted average shares of common stock outstanding - basic and diluted	25,453,970	22,932,390	25,025,158	22,870,423
Earnings (loss) per share of common stock - basic and diluted	$0.94	$(2.85)	$2.08	$(3.01)

Note 10. Financial Highlights

The following per share of common stock data has been derived from information provided in the unaudited financial statements. The following is a schedule of financial highlights for the six months ended June 30, 2023 and June 30, 2022:

	For the Six Months Ended
	June 30
	2023	2022
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$14.96	$20.06

Results of Operations:
Net Investment Income(1)	1.11	0.80
Net Realized and Unrealized Gain (Loss) on Investments(4)	1.00	(3.78)
Net Increase (Decrease) in Net Assets Resulting from Operations	2.11	(2.98)

Distributions to Common Stockholders
Distributions from Net Investment Income	(0.52)	(0.37)
Distributions from Realized Gains	-	-
Return of Capital	-	-
Net Decrease in Net Assets Resulting from Distributions	(0.52)	(0.37)

Net Asset Value, End of Period	$16.55	$16.71

Shares Outstanding, End of Period	25,772,963	23,062,349

Ratio/Supplemental Data
Net assets, end of period	$426,528,796	$385,433,333
Weighted-average shares outstanding	25,025,158	22,870,423
Total Return(3)	14.11%	(15.14)%
Portfolio turnover	11%	19%
Ratio of operating expenses to average net assets without waiver(2)	13.30%	5.88%
Ratio of operating expenses to average net assets with waiver(2)	13.05%	5.63%
Ratio of net investment income (loss) to average net assets without waiver(2)	13.79%	7.93%
Ratio of net investment income (loss) to average net assets with waiver(2)	14.04%	8.18%

(1)	The per common share data was derived by using weighted average shares outstanding.
(2)	The ratios reflect an annualized amount.
(3)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. Total return is not annualized. Assumes reinvestment of distributions.
(4)	Realized and unrealized gains and losses per share in this caption are balancing amounts necessary to reconcile the change in net asset value per share for the period, and may not reconcile with the aggregate gains and losses in the Consolidated Statements of Operations due to share transactions during the period.

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

On July 1, 2023, the Company issued and sold 21,148 shares of its common stock at an aggregate purchase price of $350 thousand. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

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

Portfolio and Investment Activity

As of June 30, 2023, our weighted average total yield to maturity of debt and income producing securities at fair value was 11.40%, and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 9.08%.

As of December 31, 2022, our weighted average total yield to maturity of debt and income producing securities at fair value was 11.47%, and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 8.70%.

As of June 30, 2023, we had 208 debt and equity investments in 177 portfolio companies with an aggregate fair value of approximately $966.0 million.

As of December 31, 2022, we had 204 debt and equity investments in 176 portfolio companies with an aggregate fair value of approximately $966.9 million.

Our investment activity for the three and six months ended June 30, 2023 and June 30, 2022 is presented below (information presented herein is at amortized cost unless otherwise indicated).

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2023	2022	2023	2022

New investments:
Gross investments	$46,672,859	$62,439,428	$110,130,547	$221,385,705
Less: sold investments	(33,815,172)	(56,500,387)	(135,954,079)	(204,224,871)
Total new investments	12,857,687	5,939,041	(25,823,532)	17,160,834

Principal amount of investments funded:
First-lien senior secured debt investments	$46,672,859	$52,423,639	$110,130,547	$189,668,047
Second-lien senior secured debt investments	-	4,387,500	-	19,102,118
Corporate bonds	-	-	-	-
Convertible bonds	-	3,728,289	-	3,728,289
Collateralized securities and structured products - debt	-	-	-	-
CLO Equity	-	1,900,000	-	8,887,251
Common stock	-	-	-	-
Total principal amount of investments funded	46,672,859	62,439,428	110,130,547	221,385,705

Principal amount of investments sold or repaid:
First-lien senior secured debt investments	28,021,408	52,506,416	127,184,752	190,420,356
Second-lien senior secured debt investments	5,000,000	3,034,786	5,000,000	9,434,916
Corporate bonds	-	(773)	-	1,000,720
Convertible bonds	-	(23,026)	-	998,949
CLO Equity	793,764	1,005,812	889,852	1,005,812
Collateralized securities and structured products - debt	-	(22,828)	2,879,475	1,364,118
Common stock	-	-	-	-
Total principal amount of investments sold or repaid	33,815,172	56,500,387	135,954,079	204,224,871

Our investment activity for the three and six months ended June 30, 2023 and June 30, 2022 is presented below (information presented herein is at Par unless otherwise indicated). New investment commitment refers to long-term funded commitments in new securities made during the period that remained outstanding as of June 30, 2023 and June 30, 2022, respectively.

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2023	2022	2023	2022

Number of new investment commitments	13	16	28	37
Average new investment commitment amount	$4,118,535	$3,268,209	$3,914,768	$4,276,728
Weighted average maturity for new investment commitments	5.26 years	6.18 years	5.27 years	6.50 years
Percentage of new debt investment commitments at floating rates	100.00%	90.35%	100%	96.71%
Percentage of new debt investment commitments at fixed rates	0.00%	9.65%	0%	3.29%
Weighted average interest rate of new investment commitments(1)	10.15%	5.43%	10.12%	6.02%
Weighted average spread over reference rate of new floating rate investment commitments(2)	4.96%	5.03%	4.92%	4.91%
Weighted average interest rate on long-term investments sold or paid down	10.87%	5.09%	9.20%	4.70%

(1)	For the three and six months ended June 30, 2022, new CLO equity investments do not have an ascribed interest rate, and are therefore excluded from the calculation.

(2)	Variable rate loans bear interest at a rate that may be determined by reference to either a) LIBOR (which can include one-, two-, three- or six-month LIBOR) or b) the CME Term Secured Overnight Financing Rate (“SOFR” or “S”) (which can include one-, three-, or six-month SOFR), which resets periodically based on the terms of the loan agreement. At the borrower’s option, loans may instead reference an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), which also resets periodically based on the terms of the loan agreements. Loans that reference SOFR may include a Credit Spread Adjustment (“CSA”), where the CSA is a defined additional spread amount based on the tenor of SOFR the borrower selects (making the reference rate S+CSA).

As of June 30, 2023 and December 31, 2022, our investments consisted of the following:

	June 30, 2023		December 31, 2022
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt	$934,889,654	$878,564,709	$951,753,250	$870,880,344
Second-lien senior secured debt	66,564,947	54,225,052	71,513,263	58,118,340
Corporate Bonds	1,886,241	1,263,500	1,884,529	1,332,888
CLO Mezzanine	14,835,643	12,652,097	17,589,330	14,732,721
CLO Equity	26,122,495	19,261,618	27,012,348	21,800,224
Short-term investments	96,877,231	96,877,231	50,347,215	50,347,215
Total Investments	$1,141,176,211	$1,062,844,207	$1,120,099,935	$1,017,211,732

The table below describes investments by industry composition based on fair value as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

Software	12.9%	12.9%
Healthcare Providers and Services	9.3%	9.9%
Cash and Cash Equivalents	9.1%	4.9%
IT Services	7.9%	8.4%
Insurance	5.7%	5.8%
Professional Services	5.5%	5.9%
Hotels, Restaurants and Leisure	4.3%	3.9%
Building Products	3.7%	3.7%
Media	3.6%	3.2%
Chemicals	3.1%	3.3%
Diversified Financial Services	3.0%	2.6%
Independent Power and Renewable Electricity Producers	2.9%	2.8%
Construction and Engineering	2.6%	2.5%
Aerospace and Defense	2.0%	2.5%
Auto Components	1.9%	1.9%
Structured Subordinated Note	1.8%	2.1%
Electronic Equipment, Instruments and Components	1.5%	1.2%
Containers and Packaging	1.4%	1.5%
Food Products	1.3%	1.3%
Internet Software and Services	1.3%	1.1%
Specialty Retail	1.3%	1.3%
Commercial Services and Supplies	1.2%	1.3%
Metals and Mining	1.2%	2.0%
Structured Note	1.2%	1.4%
Diversified Consumer Services	1.1%	1.6%
Energy Equipment and Services	1.1%	0.6%
Healthcare Technology	1.0%	2.1%
Healthcare Equipment and Supplies	0.9%	0.9%
Machinery	0.7%	0.6%
Oil, Gas and Consumable Fuels	0.7%	1.7%
Real Estate Management and Development	0.6%	0.6%
Wireless Telecommunication Services	0.6%	0.6%
Pharmaceuticals	0.6%	0.6%
Electrical Equipment	0.5%	0.5%
Road and Rail	0.5%	0.5%
Diversified Telecommunication Services	0.4%	0.3%
Industrial Conglomerates	0.4%	0.4%
Technology Hardware, Storage and Peripherals	0.4%	0.4%
Household Durables	0.4%	0.3%
Transportation	0.3%	-%
Textiles, Apparel and Luxury Goods	0.1%	0.1%
Airlines	-%	0.8%

Total	100.0%	100.0%

The table below shows the weighted average yields and interest rate of our debt investments at fair value as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Weighted average total yield of debt and income producing securities	11.40%	11.47%
Weighted average interest rate of debt and income producing securities(1)	9.82%	8.83%
Weighted average spread over reference rate of all floating rate investments (2)	4.59%	4.47%

(1)	CLO equity securities are considered income producing securities but do not have an ascribed interest rate, and therefore are excluded from the calculation.

(2)	Variable rate loans bear interest at a rate that may be determined by reference to either a) LIBOR (which can include one-, two-, three- or six-month LIBOR) or b) the CME Term Secured Overnight Financing Rate (“SOFR” or “S”) (which can include one-, three-, or six-month SOFR), which resets periodically based on the terms of the loan agreement. At the borrower’s option, loans may instead reference an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), which also resets periodically based on the terms of the loan agreements. Loans that reference SOFR may include a Credit Spread Adjustment (“CSA”), where the CSA is a defined additional spread amount based on the tenor of SOFR the borrower selects (making the reference rate S+CSA).

Results of Operations

The following table represents the operating results for the three and six months ended June 30, 2023 and June 30, 2022.

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2023	2022	2023	2022
Total investment income	$27,441,864	$16,497,241	$53,627,365	$30,752,200
Less: Net expenses	13,241,745	6,947,708	25,834,566	12,532,097
Net investment income	14,200,119	9,549,533	27,792,799	18,220,103
Net realized gains (losses) on investments	(2,570)	(486,754)	(320,015)	(856,624)
Net change in unrealized gains (losses) on investments	9,743,113	(74,394,896)	24,556,200	(86,126,397)
Net increase (decrease) in net assets resulting from operations	$23,940,662	$(65,332,117)	$52,028,984	$(68,762,918)

Investment Income

Investment income for the three and six months ended June 30, 2023 and June 30, 2022, was as follows:

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2023	2022	2023	2022
Interest from investments	$26,166,621	$16,391,059	$51,619,359	$30,548,332
Dividend income	1,142,016	50,067	1,818,884	54,713
Other income	133,227	56,115	189,122	149,155
Total investment income	$27,441,864	$16,497,241	$53,627,365	$30,752,200

For the three and six months ended June 30, 2023 and June 30, 2022, total investment income was driven by increasing interest income from our investments in a rising rate environment. The size of our investment portfolio at fair value decreased from $966.9 million as of December 31, 2022 to $966.0 million as of June 30, 2023. The size of our investment portfolio at fair value decreased from $1.12 billion as of December 31, 2021 to $1.05 billion as of June 30, 2022. All debt and short-term investments were income producing, and there were no loans on non-accrual status as of June 30, 2023.

Expenses

Operating expenses for the three and six months ended June 30, 2023 and June 30, 2022, were as follows:

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2023	2022	2023	2022
Interest expense	$10,874,884	$4,428,234	$21,197,013	$7,579,246
Management fees	2,046,014	2,197,833	3,958,241	4,455,795
Other operating expenses	557,900	577,671	1,136,900	1,016,838
Directors fees	18,699	18,699	37,192	37,192
Management fee waiver	(255,752)	(274,729)	(494,780)	(556,974)
Net expenses	$13,241,745	$6,947,708	$25,834,566	$12,532,097

Net expenses for the three months ended June 30, 2023 were $13.2 million, which consisted of $10.9 million in interest expense, $2.0 million in management fees, $558 thousand in other operating expenses, and $19 thousand in directors fees offset by $256 thousand in management fee waiver from the Investment Advisor. Net expenses for the six months ended June 30, 2023 were $25.8 million, which consisted of $21.2 million in interest expense, $4.0 million in management fees, $1.1 million in other operating expenses, and $37 thousand in directors fees offset by $495 thousand in management fee waiver from the Investment Advisor.

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

The increase in expenses for the six months ended June 30, 2023 compared to the same period in the prior year was primarily due to increased average interest rate under our BoA Credit Facility and WF Credit Facility.

Net Change in Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and six months ended June 30, 2023 and June 30, 2022, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2023	2022	2023	2022
Unrealized gains on investments	$20,401,279	$746,854	$36,764,497	$1,095,020
Unrealized (losses) on investments	(10,658,166)	(75,141,750)	(12,208,297)	(87,221,417)
Net change in unrealized gains (losses) on investments	$9,743,113	$(74,394,896)	$24,556,200	$(86,126,397)

The change in unrealized appreciation (depreciation) for the three months ended June 30, 2023 and June 30, 2022 totaled $9.7 million and $(74.4) million, respectively. For the three months ended June 30, 2023, this consisted of net unrealized appreciation of $7.8 million related to new and existing portfolio investments, and net unrealized appreciation of $1.9 million related to exited portfolio investments (a portion of which has been reclassified to realized gains). For the three months ended June 30, 2022, this consisted of net unrealized depreciation of $74.5 million related to new and existing portfolio investments, and net unrealized appreciation of $112.7 thousand related to exited portfolio investments (a portion of which has been reclassified to realized gains).

The change in unrealized appreciation (depreciation) for the six months ended June 30, 2023 and June 30, 2022 totaled $24.6 million and $(86.1) million, respectively. For the six months ended June 30, 2023, this consisted of net unrealized appreciation of $20.4 million related to new and existing portfolio investments, and net unrealized appreciation of $4.2 million related to exited portfolio investments (a portion of which has been reclassified to realized gains). For the six months ended June 30, 2022, this consisted of net unrealized depreciation of $85.2 million related to new and existing portfolio investments, and net unrealized depreciation of $856.7 thousand related to exited portfolio investments (a portion of which has been reclassified to realized gains).

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

During the six months ended June 30, 2023, we experienced a net increase in cash and cash equivalents of $5.1 million. During the period, net cash provided by operating activities was $18.0 million, primarily as a result of proceeds received from sale of investments of $136.0 million, partially offset by fundings of portfolio investments (excluding investments in short-term investments) of $110.1 million. We funded short-term investments during the period, and as of the end of the period we held $96.9 million in fair value of short-term investments. During the same period, net cash used in financing activities was $12.9 million, primarily consisting of $17.0 million of net repayments under the BoA Credit Facility and WF Credit Facility and distributions paid in cash of $13.2 million, partially offset by proceeds from the issuance of common stock of $17.3 million.

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

As of June 30, 2023 and June 30, 2022, we had cash and cash equivalents of $6.7 million and $99 thousand, respectively. As of June 30, 2023, we had $490.0 million principal outstanding under the BoA Credit Facility and $134.3 million principal outstanding under the WF Credit Facility. As of June 30, 2022, we had $541.5 million principal outstanding under the BoA Credit Facility and $128.0 million principal outstanding under the WF Credit Facility.

During the six months ended June 30, 2023 and June 30, 2022, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	June 30, 2023			June 30, 2022
	Capital Commitments	Unfunded Capital Commitments(1)	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common stock	$17,654,225	$350,000	98%	$4,823,800	$-	100%

(1)	100% of the unfunded commitments were drawn down in July 2023.

As a BDC, we are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. As of June 30, 2023, our asset coverage ratio was 168%.

Capital Contributions

During the six months ended June 30, 2023 and June 30, 2022, the Company issued and sold 1,486,335 shares at an aggregate purchase price of $24.2 million and 492,018 shares at an aggregate purchase price of $9.8 million, respectively. These amounts include shares issued in reinvestment.

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

As of June 30, 2023, we had $490.0 million principal outstanding and $235.0 million of available Commitments under the BoA Credit Facility, and PS BDC Funding was in compliance with the applicable covenants in the BoA Credit Facility on such date.

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

The loans under the WF Credit Facility may be Broadly Syndicated Loans or Middle Market Loans and shall be eurocurrency rate loans unless such rate is unavailable, in which case the loans shall be base rate loans until such rate is available. From April 10, 2023, Broadly Syndicated Loans will bear interest at Daily Simple SOFR or base rate, as applicable, plus 2.00%, and Middle Market Loans will bear interest at Daily Simple SOFR or base rate, as applicable, plus 2.50%, with an interest rate floor of 0.0%. The “base rate” will be equal to the highest of (a) the federal funds rate plus 0.50% and (b) the prime rate. The Loan Agreement includes fallback language in the event that Daily Simple SOFR becomes unavailable. Interest is payable quarterly, as determined by the WFB as the administrative agent. Following the Second Amendment of the WF Credit Facility, the Loan Agreement requires the payment of a non-usage fee of (x) during the first thirteen months following the closing of the WF Credit Facility, 0.50% multiplied by daily unused Facility Amounts, (y) between thirteen and sixteen months following the closing of the WF Credit Facility, 0.50% multiplied by the lesser of (1) daily unused Facility Amounts and (2) 50% of the Facility Amount plus 2.00% multiplied by the greater of (i) the difference between the daily unused Facility Amount and 50% of the Facility Amount and (ii) zero, and, (z) thereafter, 0.50% multiplied by the lesser of (1) daily unused Facility Amounts and (2) 20% of the Facility Amount plus 2.00% multiplied by the greater of (i) the difference between the daily unused Facility Amount and 20% of the Facility Amount and (ii) zero. Such fee is payable quarterly in arrears. The WF Credit Facility includes the option to downsize the facility by paying a Commitment Reduction Fee. The Fee is equal to 2.00% of the facility reduction amount prior to the one year anniversary of the closing of the WF Credit Facility, and 1.00% thereafter. The applicable percentage for PS BDC Funding II’s Eligible Loans ranges from 67.5% for Middle Market Loans to 70% for Broadly Syndicated Loans (as each such term is defined in the Loan Agreement).

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

As of June 30, 2023, we had $134.3 million outstanding and $15.8 million of available Commitments under the WF Credit Facility, and PS BDC Funding II was in compliance with the applicable covenants in the WF Credit Facility on such date.

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

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at June 30, 2023 is as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
BoA Credit Facility, Net	$491,619,131	$-	$491,619,131	$-	$-
WF Credit Facility, Net	135,746,351	-	135,746,351	-	-
Total contractual obligations	$627,365,482	$-	$627,365,482	$-	$-

Off-Balance Sheet Arrangements

Unfunded commitments to provide funds to portfolio companies are not recorded on our consolidated statements of assets and liabilities. Our unfunded commitments may be significant from time to time. Unfunded commitments may expire without being drawn upon and the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2023 and December 31, 2022, we had two unfunded commitments totaling $1.5 million and two unfunded commitments totaling $2.6 million, respectively. See “Note 8. Commitments and Contingencies” in the notes to the accompanying consolidated financial statements for specific identification of the unfunded commitments. We believe we maintain sufficient liquidity in the form of cash (including restricted cash, if any), receivables and borrowing capacity to fund these unfunded commitments should the need arise. See Financial Condition, Liquidity and Capital Resources above.

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

Assuming that the consolidated statements of assets and liabilities as of June 30, 2023 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rate.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(2,582,598)	$(1,560,625)	$(1,021,973)
Up 100 basis points	10,300,967	6,242,500	4,058,467
Up 200 basis points	20,400,445	12,485,000	7,915,445
Up 300 basis points	30,329,920	18,727,500	11,602,420

The data in the table are based on our current statements of assets and liabilities. As of June 30, 2023, the Company had $24.8 million in net purchases that had not yet settled and $1.5 million in unfunded commitments. After settlement of these purchases, the change in interest expense will be larger as a result of the increase in the amount borrowed under the BoA Credit Facility or WF Credit Facility, as applicable. The table does not include any change in dividend income from our money market investments.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a number of significant risks. In addition to other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 31, 2022. The risks described in our annual report are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the six months ended June 30, 2023 to the risk factors discussed in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 31, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2023, the Company issued and sold 1,486,335 shares of its common stock at an aggregate purchase price of $24.2 million. These amounts include shares issued in reinvestment. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof. The Company relied, in part, upon representations from the investors in the subscription agreements that each investor was an accredited investor as defined in Regulation D under the Securities Act. We did not engage in general solicitation or advertising, and did not offer securities to the public, in connection with such issuances and sales.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

Exhibit Index

3.1	Form of Articles of Amendment and Restatement (Incorporated by reference to Exhibit 3.1 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56126) filed on January 16, 2020)
3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form 10 (File No. 000-56126) filed on November 27, 2019)
10.1	Amendment No. 3 to Loan and Security Agreement, dated April 10, 2023, by and among Palmer Square BDC Funding II LLC, as the borrower, Palmer Square Capital BDC Inc., as the collateral manager and equityholder, and Wells Fargo Bank, National Association, as administrative agent and as lender. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 814-01334) filed on April 13, 2023).
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Palmer Square Capital BDC Inc.

Date: August 10, 2023	/s/ Christopher D. Long
	Name:	Christopher D. Long
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: August 10, 2023	/s/ Jeffrey D. Fox
	Name:	Jeffrey D. Fox
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)