Form 10-K
period 2023-12-31
Palmer Square Capital BDC Inc.
filed 2024-02-28
CIK 1794776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-56126

Palmer Square Capital BDC Inc.

(Exact name of registrant as specified in its charter)

Maryland	84-3665200
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1900 Shawnee Mission Parkway, Suite 315, Mission Woods, KS	66205
(Address of Principal Executive Offices)	(Zip Code)

(816) 994-3200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	PSBD	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2023 has not been provided because trading of the registrant’s common stock on The New York Stock Exchange did not commence until January 18, 2024. There were 32,552,794 issued and outstanding shares of the registrant’s common stock, $0.001 par value per share, on February 28, 2024.

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

On January 22, 2024, we completed our initial public offering (the “IPO”) issuing 5,450,000 shares of common stock, par value $0.001, at a public offering price of $16.45 per share. Our common stock began trading on the New York Stock Exchange under the symbol “PSBD” on January 18, 2024.

We are externally managed by the Investment Advisor, an investment adviser that is registered with the Securities and Exchange Commission (“SEC”) under the Investment Advisers Act of 1940 (the “Advisers Act”), pursuant to an amended and restated investment advisory agreement between us and the Investment Advisor (the “Advisory Agreement”). Subject to the supervision of our Board of Directors (the “Board”), a majority of which is made up of directors that are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”), our Investment Advisor manages our day-to-day operations and provides us with investment advisory and management services and certain administrative services. The Investment Advisor, in its capacity as Administrator, provides the administrative services necessary for us to operate pursuant to an administration agreement between us and the Administrator (the “Administration Agreement”). Our Investment Advisor is a majority-owned subsidiary of PSCM, which is a privately-held firm specializing in global alternative (non-traditional) investments with a total return orientation.

Our investment objective is to maximize total return, comprised of current income and capital appreciation. Our current investment focus is guided by two strategies that facilitate our investment opportunities and core competencies: (1) investing in corporate debt securities and, to a lesser extent, (2) investing in collateralized loan obligation (“CLO”) structured credit funds that typically own corporate debt securities, including the equity and junior debt tranches of CLOs. To a limited extent, we may enter into derivatives transactions, which may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates or to earn income and enhance our total returns. We may also receive warrants or other rights to acquire equity or similar securities or otherwise purchase such securities in connection with making a debt investment in a company. We will continue to evaluate other investment strategies in the ordinary course of business with no specific top-down allocation to any single investment strategy.

We have two wholly-owned subsidiaries, Palmer Square BDC Funding I LLC (“PS BDC Funding”) and Palmer Square BDC Funding II LLC (“PS BDC Funding II”), that were established in connection with our obtaining credit facilities from third party lenders. The accounts of these subsidiaries are consolidated in the Company’s financial statements. We “look through” such subsidiaries to determine our compliance with the provisions of the 1940 Act, including provisions governing capital structure and leverage, and such subsidiaries comply with such provisions on an aggregate basis with us (Section 18 of the 1940 Act).

Our Portfolio

As of December 31, 2023, we had 227 debt and equity investments in 191 portfolio companies and we had total assets of approximately $1.0 billion.

Listed below are our top ten portfolio companies and industries (excluding short-term investments) represented as a percentage of total assets as of December 31, 2023:

Portfolio Company	2023
Idera, Inc.	1.3%
Aptean Inc	1.2%
Vision Solutions, Inc.	1.2%
Minotaur Acquisition, Inc.	1.1%
Gainwell Acquisition Corp.	1.0%
Infinite Bidco, LLC	1.0%
Acrisure, LLC	1.0%
Delta Topco, Inc.	0.9%
Barracuda Networks, Inc.	0.9%
Ivanti Software, Inc.	0.9%

Industry	2023
Software	13.9%
Healthcare Providers and Services	9.2%
Professional Services	7.1%
IT Services	6.6%
Insurance	5.8%
Diversified Financial Services	4.2%
Hotels, Restaurants and Leisure	4.1%
Media	3.7%
Independent Power and Renewable Electricity Producers	3.4%
Chemicals	2.9%

Listed below are our top ten portfolio companies and industries (excluding short-term investments) represented as a percentage of total assets as of December 31, 2022:

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

The Investment Advisor

The Investment Advisor serves as our investment adviser pursuant to the Advisory Agreement and manages our day-to-day operations and provides us with investment advisory and management services and certain administrative services. The investment team (the “Investment Team”) of our Investment Advisor is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, structuring our investments and monitoring and servicing our investments. As of December 31, 2023, the Investment Team was comprised of 28 investment professionals, all of whom dedicate a substantial portion of their time to the Company. In addition, the team has eight dedicated operations professionals. The Investment Advisor believes that it has experienced support personnel, including individuals with expertise in risk management, legal, accounting, tax, information technology and compliance, among others.

The Investment Team employs a blend of top-down and granular, bottom-up fundamental credit analysis. The senior members of the Investment Team have been actively involved in the alternative credit investing market for an average of 22 years and have built strong relationships with private equity sponsors, banks and financial intermediaries. The Investment Advisor has an investment committee (the “Investment Committee”) comprised of four members that is responsible for approving all of our investments and is responsible for the day-to-day management of the portfolio. See “Item 1. Business—Investment Committee” below for a discussion of the Investment Committee.

The Investment Advisor has entered into a Resource Sharing Agreement (the “Resource Sharing Agreement”) with PSCM, pursuant to which PSCM provides the Investment Advisor with access to the resources of PSCM, including the Investment Team, so as to enable the Investment Advisor to fulfill its obligations under the Advisory Agreement. Through the Resource Sharing Agreement, the Investment Advisor capitalizes on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of PSCM’s investment professionals.

Palmer Square Capital Management

PSCM is a Delaware limited liability company formed in 2009 and had approximately $29.5 billion in assets under management as of December 31, 2023 with approximately $3.4 billion in assets under management in opportunistic strategies (which includes the Company), approximately $3.4 billion in assets under management in income/short duration strategies and approximately $22.7 billion in assets under management in private credit/structured credit issuance strategies. PSCM and its affiliates, including the Investment Advisor, manage portfolios of both corporate credit and structured credit as well as diverse strategies designed with the intent to achieve high risk-adjusted returns over market cycles. We believe PSCM’s experience in analyzing companies and investment structures provides a sustainable competitive advantage over other firms. PSCM is 100% management owned and is led by Christopher D. Long and Angie K. Long. The firm is an SEC registered investment adviser.

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

Pursuant to the Advisory Agreement, we pay the Investment Advisor a fee for its investment advisory and management services consisting of two components—a base management fee and, subsequent to the IPO, an incentive fee (the “Income Incentive Fee”). The cost of both the base management fee and, subsequent to the IPO, the Income Incentive Fee, is ultimately borne by our stockholders.

Base Management Fee

In return for providing management services to the Company, the Company pays the Investment Advisor a base management fee. Upon completion of the IPO, the base management fee is calculated and paid quarterly at an annual rate of 1.75% of the average value of the weighted average (based on the number of shares outstanding each day in the quarter) of the Company’s total net assets at the end of the two most recently completed calendar quarters. The base management fee for any partial quarter will be pro-rated based on the number of days actually elapsed in that quarter relative to the total number of days in such quarter.

Prior to the IPO, the base management fee was 2.00% of the average value of the weighted average (based on the number of shares outstanding each day in the quarter) of the Company’s total net assets at the end of the two most recently completed calendar quarters. The Investment Advisor, however, during any period prior to the IPO, agreed to waive its right to receive management fees in excess of an annual rate of 1.75% of the average value of the weighted average total net assets at the end of each of the Company’s two most recently completed calendar quarters. The Investment Advisor will not be permitted to recoup any base management fees waived for any period of time prior to the IPO.

Incentive Fee

Pursuant to the Advisory Agreement, the Investment Advisor is not entitled to an incentive fee prior to the IPO because the Advisory Agreement provides that no incentive fee is payable prior to the IPO. Effective upon completion of the IPO, the Investment Advisor is entitled to the Income Incentive Fee based on the Company’s pre-incentive fee net investment income for the then most recently completed calendar quarter, as adjusted downward (but not upward) if over the most recently completed and eleven preceding calendar quarters since the IPO (or if shorter, the number of calendar quarters since the IPO) (each such period is referred to herein as the “Trailing Twelve Quarters”) aggregate net realized losses on the Company’s investments exceed the Company’s aggregate net investment income over the same period, excluding the most recently completed quarter, as described in more detail below. In this regard, if the Company’s net realized losses over the Trailing Twelve Quarters since the IPO (or if shorter, the number of calendar quarters since the IPO) are greater than the Company’s net investment income over the same period, excluding the most recently completed quarter, then the pre-incentive fee net income used in the calculation of the Income Incentive Fee would be subject to a downward adjustment. The amount of the adjustment would be equal to the amount by which such net realized losses exceed such net investment income. On the other hand, if the Company’s net investment income over the Trailing Twelve Quarters since the IPO (or if shorter, the number of calendar quarters since the IPO) is equal to or greater than the Company’s net realized losses over the same period, excluding the most recently completed quarter, then no adjustment to pre-incentive fee net investment income would be made. The Income Incentive Fee will be calculated and payable quarterly in arrears commencing with the first calendar quarter following the IPO. The Company will pay the Investment Advisor an Income Incentive Fee with respect to its “adjusted net investment income” in each calendar quarter as follows:

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

“Adjusted net investment income” means the Company’s “pre-incentive fee net investment income” during the then most recently completed calendar quarter minus the difference, if positive, between (i) the Company’s “net realized losses” over the then Trailing Twelve Quarters (or if shorter, the number of calendar quarters that have occurred since the IPO) and (ii) the Company’s “net investment income” over the Trailing Twelve Quarters (excluding the then most recently completed calendar quarter). No adjustment (downward or upward) will be made to “pre-incentive fee net investment income” if the difference between clause (i) minus clause (ii) is zero or negative.

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

“Net realized losses” in respect of a particular period means the difference, if positive, between (i) the aggregate realized capital losses on the Company’s investments in such period and (ii) the aggregate realized capital gains on the Company’s investments in such period. As noted above, “net realized losses” will not by itself cause an upward adjustment to adjusted net investment income. “Net investment income” in respect of the particular period means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the particular period, minus operating expenses for the particular period (including the base management fee, the Income Incentive Fee, any expenses payable under the Administration Agreement, and any interest expense and dividends paid on any outstanding preferred stock). “Net investment income” includes, in the case of investments with a deferred interest feature such as market discount, OID, debt instruments with PIK interest, preferred stock with PIK dividends and zero-coupon securities, accrued income that the Company has not yet received in cash.

The Income Incentive Fee amount, or the calculations pertaining thereto, as appropriate, will be pro-rated for any period less than a full calendar quarter.

Effective upon completion of the IPO, the Investment Advisor has also agreed to use the most recently completed and three preceding calendar quarters (each such period is referred to herein as the “Trailing Four Quarters”) in addition to the Trailing Twelve Quarters to compute the incentive fee payable to it by the Company. In conjunction therewith, the Investment Advisor has agreed to calculate the incentive fee based on the Trailing Twelve Quarters and the Trailing Four Quarters and in the event that any Trailing Four Quarter period calculation produces a lower incentive fee as compared to the applicable Trailing Twelve Quarter period calculation for any quarterly period, then the Trailing Four Quarter Period will be used in connection with the calculation of the incentive fee payable to the Investment Advisor by the Company for such quarter.

The following is a graphical representation of the calculation of the Income Incentive Fee based on “adjusted net investment income” that is now in place subsequent to the IPO:

Example 1—Income Incentive Fee:

Assumptions

●	Hurdle rate(1) = 1.5%

●	Base management fee(2) = 0.4375%

●	Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%

Alternative 1 - The Company is below the hurdle

Additional Assumptions

●	Investment income (including interest, dividends, fees, etc.) = 1.20%

●	Pre-incentive fee net investment income (investment income — (base management fee + other expenses)) = 0.5625%

●	Net realized losses (realized capital losses — realized capital gains) = 0.00%(4)

●	Adjusted net investment income (pre-incentive fee net investment income — ([if positive] (net realized losses - net investment income))) = 0.5625%(5)

Adjusted net investment income does not exceed the hurdle rate, therefore there is no Income Incentive Fee.

Alternative 2 - The Company exceeds the hurdle

Additional Assumptions

●	Investment income (including interest, dividends, fees, etc.) = 2.30%

●	Pre-incentive fee net investment income (investment income — (base management fee + other expenses)) = 1.6625%

●	Net realized losses (realized capital losses — realized capital gains) = 0.00%(4)

●	Adjusted net investment income (pre-incentive fee net investment income — ([if positive] (net realized losses - net investment income))) = 1.6625%(5)

Adjusted net investment income exceeds hurdle rate, therefore there is an Income Incentive Fee.

Income Incentive Fee

= 100% × “Catch-Up” + the greater of 0% AND (12.5% × (adjusted net investment income — 1.6875%)

= (100% × (1.6625% - 1.5000%)) + 0%

= 100% × 0.1625%

= 0.1625%

(1)	Represents a quarter of the 6.0% annualized hurdle rate.

(2)	Represents a quarter of the 1.75% annualized base management fee.

(3)	Excludes offering expenses.

(4)	The calculation of “realized capital losses” and “realized capital gains” are amounts over the twelve calendar quarters immediately preceding the payment date.

(5)	If the amount of net realized losses over the Trailing Twelve Quarters preceding the payment date (or, alternatively, the Trailing Four Quarters preceding the payment date) exceeds the amount of net investment income over the same period, excluding the most recently completed quarter, then the amount of adjusted net investment income is reduced by that amount. Otherwise, the amount of adjusted net investment income is not changed.

Alternative 3 - The Company exceeds the catch-up

Additional Assumptions

●	Investment income (including interest, dividends, fees, etc.) = 2.70%

●	Pre-incentive fee net investment income (investment income - (base management fee + other expenses)) = 2.0625%

●	Net realized losses (realized capital losses — realized capital gains) = 0.00%(4)

●	Adjusted net investment income (pre-incentive fee net investment income — ([if positive] (net realized losses - net investment income))) = 2.0625%(5)

Adjusted net investment income exceeds hurdle rate, therefore there is an Income Incentive Fee.

Income Incentive Fee

= 100% × “Catch-Up” + the greater of 0% AND (12.5% × (adjusted net investment income — 1.6875%)

= (100% × (1.6875% - 1.5000%)) + (12.5% × (2.0625% - 1.6875%))

= 0.1875% + (12.5% × 0.3750%)

= 0.1875% + 0.0469%

= 0.2344%

Alternative 4 - The Company does not exceed the hurdle due to net realized losses

Additional Assumptions

●	Investment income (including interest, dividends, fees, etc.) = 2.30%

●	Pre-incentive fee net investment income (investment income — (base management fee + other expenses)) = 1.6625%

●	Net realized losses (realized capital losses — realized capital gains) = 9.00%(4)

●	Adjusted net investment income (pre-incentive fee net investment income — ([if positive] (net realized losses - net investment income)))(5)(6)

= 1.6625% - (9.00% - 8.00%)

= 1.6625% - 1.00%

= 0.6625%

Adjusted net investment income does not exceed the hurdle rate, therefore there is no Income Incentive Fee.

(4)	The calculation of “realized capital losses” and “realized capital gains” are amounts over the twelve calendar quarters immediately preceding the payment date.

(5)	If the amount of net realized losses over the Trailing Twelve Quarters preceding the payment date (or, alternatively, the Trailing Four Quarters preceding the payment date) exceeds the amount of net investment income over the same period, excluding the most recently completed quarter, then the amount of adjusted net investment income is reduced by that amount. Otherwise, the amount of adjusted net investment income is not changed.

(6)	The example assumes 8.00% net investment income over the twelve calendar quarters preceding the most recently completed quarter.

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

Duration and Termination

The Advisory Agreement was approved by the Board on November 13, 2019 for an initial two-year term. Unless terminated earlier as described below, the Advisory Agreement will remain in effect from year to year if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our Independent Directors. At a meeting held on March 10, 2022, our Board approved an amended and restated Advisory Agreement, to be effective upon completion of the IPO. Our Board most recently determined to re-approve the Advisory Agreement for an additional one-year term ending January 13, 2025 at a meeting held on November 9, 2023. The Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Investment Advisor and may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Advisory Agreement without penalty upon 60 days’ written notice.

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

Under the Administration Agreement, the Company reimburses the Administrator based upon its allocable portion of the Administrator’s overhead (including rent) in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the cost of its officers (including the Company’s Chief Financial Officer and Chief Compliance Officer), and any of their respective staff who provide services to the Company, operations staff who provide services to the Company, and internal audit staff, if any, to the extent internal audit performs a role in the Company’s Sarbanes-Oxley internal control assessment. In addition, if requested to provide managerial assistance to portfolio companies, the Administrator is reimbursed based on the services provided. The Administration Agreement has an initial term of two years and may be renewed with the approval of the Board. Our Board most recently determined to re-approve the Administration Agreement for an additional one-year term ending January 13, 2025 at a meeting held on November 9, 2023. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that the Administrator outsources any of its functions, the Company pays the fees associated with such functions on a direct basis without any incremental profit to the Administrator.

In addition, the Administrator has also entered into an agreement (the “Sub-Administration Agreement”) to delegate certain administrative functions to U.S. Bancorp Fund Services, LLC (the “Sub-Administrator”). The Company has also engaged Equiniti Trust Company, LLC or its affiliates (“Equiniti”) directly to serve as transfer agent, registrar and dividend disbursing agent and engaged U.S. Bank or its affiliates directly to serve as custodian. Prior to the Company’s engagement of Equiniti upon the closing of the IPO, U.S. Bank served as the Company’s transfer agent, distribution paying agent and registrar.

Market Opportunity

The Investment Team believes that existing market conditions, including those set forth below, have combined to create an attractive investment environment for us:

Large Addressable Market Opportunity. Macro volatility resulting from geopolitical tensions, inflationary pressures and rising interest rates has led to increased opportunities in the secondary loan market, in addition to presenting higher yielding opportunities in the private credit markets. As of the date of this report, we believe the pipeline for the primary loan market is building as debt capital markets have become more active in the past few months. In addition, we also believe demand for floating rate loans has remained strong due to the meaningful increase in yields.

Risk Adjusted Returns. Broadly-syndicated fixed and floating rate loans and corporate debt provides an opportunity set that the Investment Team believes offers an attractive, risk-adjusted return, including through NAV growth from current porfolio market price improvement and total return opportunities for broadly syndicated loans. Specifically, the Investment Team believes it can mitigate risk and achieve our investment objective by: (i) seeking the best relative value, which may equate to buying new loans or other corporate debt issuances at a discount or purchasing in the secondary market, and (ii) seeking to buy loans or other corporate debt issuances that the Investment Team believes have strong fundamentals and low default risk and are capable of withstanding significant downward pricing pressure.

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

Regulatory Environment and Opportunity for Alternative Lenders. Traditional banks have reduced their lending activities to smaller private companies in recent years and bank stakeholders, including shareholders, lenders and regulators, continue to exert pressure to contain the amount of these types of assets held on bank balance sheets. Examples of this include continued investor focus on the amount of assets whose fair value cannot be determined by using observable measures, or “Level 3 assets,” held on bank balance sheets. As a result, of decreased lending by banks to smaller private companies, the Investment Team believes there are increased opportunities for alternative lenders such as us.

CLO Equity and Debt. The Investment Team believes that CLO equity and debt has been a tremendous source of returns for investors historically and has the potential to offer investors high cash on cash returns with low credit risk and low correlation to traditional assets classes. Because CLO securities are floating rate instruments designed to mitigate interest rate sensitivity, investors may not directly suffer the same adverse effects that other asset classes may experience due to rising interest rates. The Investment Team has a strong track record of investing in CLO equity and debt, and believes CLO investments continue to offer attractive relative value.

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

Under the BoA Credit Facility, which matures on February 18, 2025, the Lenders have agreed to extend credit to PS BDC Funding in an aggregate amount up to the Commitment (as defined in the Credit Agreement) amount. The Commitment amount for the BoA Credit Facility is currently $725 million. The Borrowers’ ability to draw under the BoA Credit Facility is scheduled to terminate on February 11, 2025. All amounts outstanding under the BoA Credit Facility are required to be repaid by February 18, 2025.

The loans under the BoA Credit Facility may be base rate loans or Secured Overnight Financing Rate (“SOFR”) loans. The base rate loans will bear interest at the base rate plus 1.40%, and the SOFR loans will bear interest at 1-month SOFR plus 1.40% or 3-month SOFR plus 1.45%. The “base rate” will be equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate, and (c) 1-month or 3-month SOFR plus 0.10%. The Credit Agreement includes fallback language in the event that SOFR becomes unavailable. Interest pursuant to base rate loans is payable quarterly in arrears, and interest pursuant to SOFR loans is payable either quarterly or monthly, as specified by the Borrowers in a loan notice pertaining thereto. The Credit Agreement requires the payment of a commitment fee of 0.50% for unused Commitments until the four-month anniversary of the Second Amendment to the Credit Agreement. Thereafter, the commitment fee is 0.50% on unused Commitments up to 30% of the BoA Credit Facility, and 1.30% on unused Commitments in excess of 30% of the BoA Credit Facility. Such fee is payable quarterly in arrears. The advance rate for PS BDC Funding’s Eligible Collateral Assets ranges from 40% for Second Lien Bank Loans to 70% for First Lien Bank Loans that are B Assets to 100% for Cash (excluding Excluded Amounts) (as each such term is defined in the Credit Agreement).

PS BDC Funding has pledged all of its assets to BofA N.A., in its capacity as Administrative Agent, to secure its obligations under the BoA Credit Facility. Both the Company and PS BDC Funding have made customary representations and warranties and are required to comply with various covenants, reporting requirements, and other customary requirements for similar credit facilities. Borrowing under the BoA Credit Facility is subject to the leverage restrictions contained in the 1940 Act and PS BDC Funding complies with 1940 Act provisions relating to affiliated transactions and custody (Section 17, as modified by Section 57, of the 1940 Act). The custodian of the assets pledged to BofA N.A. pursuant to the BoA Credit Facility is U.S. Bank National Administration. The obligations under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, including in the event of a change of control of PS BDC Funding or if the Investment Advisor ceases to serve as investment adviser to the Company.

As of December 31, 2023, we had approximately $504.0 million principal outstanding and $221.0 million of available Commitments under the BoA Credit Facility, and PS BDC Funding was in compliance with the applicable covenants in the BoA Credit Facility on such date.

Wells Fargo Credit Facility

On December 18, 2020, the Company, through a special purpose wholly-owned subsidiary, PS BDC Funding II (together with the Company, the “WF Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with certain financial institutions as lenders (“WF Lenders”), Wells Fargo Bank, National Association as the administrative agent (“WFB”) and U.S. Bank National Association (“U.S. Bank”), as Collateral Agent and Custodian, pursuant to which the WF Lenders agreed to provide the Company with a line of credit (the “WF Credit Facility”).

On December 18, 2023, the Company entered into an amendment to the WF Credit Facility (the “WF Credit Facility Fourth Amendment”) that amends the WF Credit Facility to, among other things: (i) increase the amount available for borrowing under the WF Credit Facility from $150,000,000 to $175,000,000, (ii) extend the facility maturity date from December 18, 2025 to December 18, 2028 and (iii) extend the reinvestment period from December 18, 2023 to December 18, 2026 (subject to other provisions of the WF Credit Facility).

The loans under the WF Credit Facility may be Broadly Syndicated Loans or Middle Market Loans and will bear interest at Daily Simple SOFR, or base rate (to the extent Daily Simple SOFR is unavailable), plus 2.50%, with an interest rate floor of 0.0%. The “base rate” will be equal to the highest of (a) the federal funds rate plus 0.50% and (b) the prime rate. The Loan Agreement includes fallback language in the event that Daily Simple SOFR becomes unavailable. Interest is payable quarterly, as determined by the WFB as the administrative agent. Following an amendment to the WF Credit Facility on October 13, 2021, the Loan Agreement requires the payment of a non-usage fee of (x) during the first thirteen months following the closing of the WF Credit Facility, 0.50% multiplied by daily unused Facility Amounts, (y) between thirteen and sixteen months following the closing of the WF Credit Facility, 0.50% multiplied by the lesser of (1) daily unused Facility Amounts and (2) 50% of the Facility Amount plus 2.00% multiplied by the greater of (i) the difference between the daily unused Facility Amount and 50% of the Facility Amount and (ii) zero, and, (z) thereafter, 0.50% multiplied by the lesser of (1) daily unused Facility Amounts and (2) 20% of the Facility Amount plus 2.00% multiplied by the greater of (i) the difference between the daily unused Facility Amount and 20% of the Facility Amount and (ii) zero. Such fee is payable quarterly in arrears. The WF Credit Facility includes the option to downsize the facility by paying a Commitment Reduction Fee. The Fee is equal to 2.00% of the facility reduction amount prior to the one-year anniversary of the WF Credit Facility Fourth Amendment, and 1.00% thereafter. The applicable percentage for the advance rate on PS BDC Funding II’s Eligible Loans ranges from 67.5% for Middle Market Loans to 70% for Broadly Syndicated Loans (as each such term is defined in the Loan Agreement).

PS BDC Funding II has pledged all of its assets to U.S. Bank, in its capacity as Collateral Agent, to secure its obligations under the WF Credit Facility and U.S. Bank acts as the custodian of such assets. Both the Company and PS BDC Funding II have made customary representations and warranties and are required to comply with various covenants, reporting requirements, and other customary requirements for similar credit facilities. Borrowing under the WF Credit Facility is subject to the leverage restrictions contained in the 1940 Act and PS BDC Funding II complies with 1940 Act provisions relating to affiliated transactions and custody (Section 17, as modified by Section 57, of the 1940 Act). The obligations under the Loan Agreement may be accelerated upon the occurrence of an event of default under the Loan Agreement, including in the event of a change of control of PS BDC Funding II, if the Investment Advisor ceases to serve as investment adviser to the Company, or if PSCM or its affiliates cease to directly or indirectly own a majority of the membership interests of the Investment Advisor.

As of December 31, 2023, we had $136.3 million principal outstanding and $38.7 million of available Commitments under the WF Credit Facility, and PS BDC Funding II was in compliance with the applicable covenants in the WF Credit Facility on such date.

Investment Criteria for Evaluating Investment Opportunities

The Company’s investment objective is to maximize total return, comprised of current income and capital appreciation. However, no assurance can be given that the Company’s investment objective will be achieved, and investment results may vary substantially on a monthly, quarterly and annual basis. The Investment Advisor seeks to achieve the Company’s investment objective by primarily investing in first and second lien secured loans of small to large private U.S. companies, and to a lesser extent CLO structured credit funds that typically own senior secured bank loans of public and private companies. The Company seeks to invest in credit and other assets that the Investment Advisor believes have strong structural protections, limited downside, and low long-term beta, or volatility, in comparison to systemic risk within the broader credit and equity markets. First and second lien secured loans generally are senior debt instruments that rank ahead of unsecured debt of a given portfolio company. These loans also have the benefit of security interests on the assets of the portfolio company, which may rank ahead of or be junior to other security interests. A significant portion of the loans in which the Company may invest or obtain exposure to through its investments in structured securities may be deemed “Covenant-Lite Loans,” which means the loans contain fewer or no maintenance covenants than other loans and do not include terms which allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. See “Item 1A. Risk Factors—Risks Related to our Investments—Covenant-Lite Loans” below.

We seek to maximize returns and minimize risk for our investors by applying detailed, fundamental credit analysis to make and monitor our portfolio investments. While the structure of our investments may vary, the Company can invest in senior secured debt, senior unsecured debt, subordinated secured debt, subordinated unsecured debt, convertible debt, convertible preferred equity, preferred equity, common equity, warrants and other instruments, many of which generate current yield. Structurally, CLOs are entities that are formed to hold a portfolio of senior secured loans made to companies whose debt is generally rated below investment grade or, in limited circumstances, unrated. The senior secured loans within a CLO are limited to senior secured loans which meet specified credit and diversity criteria and are subject to concentration limitations in order to create an investment portfolio that is diverse by senior secured loan, borrower, and industry, with limitations on the number of non-U.S. borrowers. As of the date of this report, the Investment Advisor believes that the Company’s investment strategies are positioned to continue to benefit investors for the following three reasons: attractive yields, with a bias for high quality, short duration and liquid credits; the ability to rotate investments to take advantage of dislocations as they arise; and balance fundamentals and default risk with valuation.

In addition, to a lesser extent, portfolio investments may also include, but are not limited to, corporate structured credit, cash and synthetic CLOs, including the equity and junior debt tranches of CLOs, collateralized debt obligations (each, a “CDO”), swaps, asset backed securities, corporate bonds of large U.S. and non-U.S. companies, corporate bank loans, preferred stock, municipal bonds or loans and convertible securities.

While not our primary investment objective, our investments may include other equity investments, such as warrants, options to buy a minority interest in a portfolio company, or contractual payment rights or rights to receive a proportional interest in the operating cash flow or net income of such company. When determined by the Investment Advisor to be in our best interest, we may acquire a controlling interest in a portfolio company. We do not intend to create or acquire primary control of any entity which engages in investment activities in securities or other assets other than entities wholly owned by the Company. Any warrants we receive with our debt securities may require only a nominal cost to exercise, and thus, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest.

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

Investment Approach

We seek to achieve our investment objective by applying rigorous credit analysis and asset-based and cash-flow based lending techniques to make and monitor our investments. We are routinely pursuing multiple investment opportunities, including primary purchases of newly issued securities and secondary purchases of securities on the open market.

The Investment Advisor employs a blend of top-down and granular, bottom-up fundamental credit analysis. The top-down approach has three components: (1) macro analysis whereby the Investment Team undertakes frequent dialogues among its team members regarding macro items including the economic outlook, financial and credit markets, new and secondary issues, regulatory changes, M&A environment, and valuation levels; (2) cross-asset relative value analysis which consists of the Investment Team analyzing various asset classes across the credit spectrum for strong relative value opportunities (e.g., analysis of valuation metrics across loans, bonds, convertibles, CLOs and mortgage credits to identify and monitor optimal risk / reward opportunities); and (3) active monitoring by the Investment Team of the major sectors within corporate credit, such as software and technology, healthcare and business services. With regard to the bottom-up analysis, the Investment Team undertakes frequent dialogue discussing key analyses including items such as determining an issuer’s ability to service debt, measuring past performance and understanding the approach of the management team and their ability to meet goals, deal structure model analysis, document analysis and other financial modeling and scenario testing. Finally, the bottom-up analysis includes trade specific analysis. For example, within the credit spectrum, the team also seeks to evaluate many trade specifics including liquidity, position size, upside/downside, and relative versus absolute value.

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

Investment Process – Senior Secured Loans

The Investment Team’s senior secured loan investment strategy has been consistent throughout multiple credit environments and is predicated on the view that a conservative approach to investing in first lien and second lien senior secured loans is the optimal strategy over the course of a credit cycle. Given the idiosyncratic nature of secured loans, our Investment Team focuses on downside protection and overall credit quality when evaluating each and every loan borrower.

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

At the conclusion of the due diligence process, the credit analyst presents a formal investment memorandum to the entire Investment Team, which includes the Investment Committee (which averages over 24 years of credit investing experience) and all industry credit analysts. Our Investment Advisor views this part of our process as unique across credit investment firms but believes that this more fulsome and collaborative process leads to better investment decisions. Ultimately the Investment Committee needs to have a unanimous vote in order to approve any of our investments, working in collaboration with our Chief Investment Officer and the Investment Advisor’s loan portfolio manager to size the position appropriately for the risk.

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

Investment Process – ESG Integration

We believe that integrating environmental, social and corporate governance (“ESG”) criteria and risk assessment should be an important component of our overall investment philosophy and process. PSCM formed its initial ESG policy statement and integrated an ESG framework into its investment process in 2019 and became a United Nations Principles for Responsible Investment signatory in 2020. It has also formed an ESG Committee which helps to develop and implement its ESG policies. The ESG Committee has developed and maintains a proprietary ESG scoring system. The Investment Team is responsible for utilizing the system to assign a score to each non-investment grade borrower to which the Company is a lender. Each scored non-investment grade borrower is assigned an environmental score, a social score and a governance score, with the scoring based on whether the non-investment grade borrower is determined to be subject to material environmental, social, or governance risks that may negatively impact credit quality and/or valuations and/or whether the non-investment grade borrower is believed to not be sufficiently mitigating such risks. These scores inform our underwriting and monitoring processes, but are not used on a standalone basis to approve or decline an investment. In addition, effective March 1, 2021, we have implemented policies and procedures to screen for Prohibited ESG Securities (as defined below) in our potential investments. Our Investment Committee, together with PSCM’s ESG Committee, is responsible for monitoring our investments to ensure that our ESG guidelines are met.

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

Investment Process — Ongoing Portfolio Monitoring

The Investment Advisor employs an active relative value scoring system to monitor portfolio investments throughout the life of a loan. Existing positions are assigned a score of 5 to 1 to each position, which is updated on an ongoing basis and the Investment Advisor’s analysts incorporate both a fundamental and relative value view. The scoring system is as follows:

5.	Add Now Where Possible/Outperforming or Compelling Relative Value

4.	Performing At or Above Plan/Add on Relative Where Applicable

3.	Hold/Fair Value

2.	Sell Opportunistically/Don’t Add

1.	Sell Now Where Possible/Potential for Impairment.

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

We use the expertise of the investment professionals of PSCM to which we have access pursuant to the Resource Sharing Agreement to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we seek to use the relationships of the Investment Advisor to enable us to learn about, and compete effectively for, financing opportunities with attractive small to large private companies in the industries in which we seek to invest. For additional information concerning the competitive risks we face, see “Item 1A. Risk Factors—Risks Relating to our Business and Structure—We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.”

Expenses

Our primary operating expenses include the payment of fees to the Investment Advisor under the Advisory Agreement, our allocable portion of overhead and rental expenses under the Administration Agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, including:

●	interest expense and other costs associated with our indebtedness;

●	the cost of calculating our net asset value, including the cost of any third-party valuation services;

●	the cost of effecting sales and repurchases of shares of our common stock and other securities;

●	fees payable to third parties relating to making investments, including our Investment Advisor’s or its affiliates’ travel expenses, research costs and out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments;

●	transfer agent and custodial fees;

●	operating costs incurred prior to the commencement of our operations;

●	out-of-pocket fees and expenses associated with marketing efforts;

●	federal and state registration fees and any stock exchange listing fees;

●	U.S. federal, state and local taxes;

●	Independent Directors’ fees and expenses;

●	brokerage commissions and markups;

●	fidelity bond, directors’ and officers’ liability insurance and other insurance premiums;

●	direct costs, such as printing, mailing, long distance telephone and staff;

●	fees and expenses associated with independent audits and outside legal costs;

●	costs associated with our reporting and compliance obligations under the 1940 Act and other applicable U.S. federal and state securities laws; and

●	other expenses incurred by the Administrator or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion (subject to the review and approval of our Board) of overhead, including rental expenses.

Implications of Being an Emerging Growth Company

We currently are, and expect to remain, an “emerging growth company,” as that term is used in the JOBS Act, until the earliest of:

●	up to five years measured from the date of the first sale of common stock pursuant to the registration statement with respect to the IPO;

●	the last day of the first fiscal year in which our annual gross revenues are $1.235 billion or more;

●	the date on which we have, during the preceding three-year period, issued more than $1.0 billion in non-convertible debt securities; and

●	the date that we become a “large-accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30th of any year.

Under the JOBS Act, we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.

In addition, as an emerging growth company, we have elected to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act and Section 13(a) of the Exchange Act for complying with new or revised accounting standards.

Employees

We do not currently have any employees. Each officer of the Company is an employee of the Investment Advisor or its affiliates. See “Item 10. Directors, Executive Officers, and Corporate Governance.”

Our day-to-day investment operations are managed by the Investment Advisor. Pursuant to its Resource Sharing Agreement with PSCM, the Investment Advisor has access to the individuals who comprise our Investment Advisor’s Investment Committee and Investment Team. The Investment Advisor may hire additional investment professionals to provide services to us, based upon its needs. See above “Item 1. Business — The Investment Advisor.”

Open Market Share Repurchase Plan

Our Board authorized us to repurchase shares of our common stock through an open-market share repurchase program for up to $20 million in the aggregate of shares of our common stock through 12 months from the date of the IPO. Pursuant to such authorization and concurrently with the closing of the IPO, we entered into a share repurchase plan (the “Company Rule 10b5-1 Stock Repurchase Plan”) to acquire up to $15 million in the aggregate of shares of our common stock, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act.

The Company Rule 10b5-1 Stock Repurchase Plan is intended to allow us to repurchase shares of our common stock at times when we otherwise might be prevented from doing so under insider trading laws. The Company Rule 10b5-1 Stock Repurchase Plan will require our agent to repurchase shares of common stock on our behalf when the market price per share of our common stock is below the most recently reported NAV per share of our common stock (including any updates, corrections or adjustments publicly announced by us to any previously announced NAV per share). Under the Company Rule 10b5-1 Stock Repurchase Plan, the agent will increase the volume of purchases made as the price of our common stock declines, subject to volume restrictions.

The repurchase of shares pursuant to the Company Rule 10b5-1 Stock Repurchase Plan is intended to satisfy the conditions of Rule 10b5-1 and Rule 10b-18 under the Exchange Act and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances.

The Company Rule 10b5-1 Stock Repurchase Plan will commence beginning 60 calendar days following the end of the “restricted period” under Regulation M and terminate upon the earliest to occur of (i) 12 months from the date of the Company Rule 10b5-1 Stock Repurchase Plan, (ii) the end of the trading day on which the aggregate purchase price for all shares purchased under the Company Rule 10b5-1 Stock Repurchase Plan equals $15 million and (iii) the occurrence of certain other events described in the Company Rule 10b5-1 Stock Repurchase Plan. The “restricted period” under Regulation M will end upon the closing of the IPO and, therefore, the common stock repurchases/purchases described above shall not begin prior to 60 days after the closing of the IPO.

PSCM Rule 10b5-1 Stock Purchase Plan

In addition, PSCM will purchase up to $5 million in the aggregate of shares of our common stock in the open market within one year of the date of the IPO if our shares of common stock trade below a specific level of NAV per share following the completion of the IPO. In order to facilitate PSCM’s purchase commitment, concurrently with the closing of the IPO, PSCM entered into a share purchase plan (the “PSCM Rule 10b5-1 Stock Purchase Plan”) to permit the purchase of up to $2.5 million of our shares of common stock. The purchases of shares pursuant to the PSCM Rule 10b5-1 Stock Purchase Plan will be implemented in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act.

The PSCM Rule 10b5-1 Stock Purchase Plan is intended to allow PSCM to purchase shares of our common stock at times when it otherwise might be prevented from doing so under insider trading laws. The PSCM Rule 10b5-1 Stock Purchase Plan will require PSCM’s agent to purchase shares of common stock on PSCM’s behalf when the market price per share of our common stock is trading below the most recently reported NAV per share of our common stock (including any updates, corrections or adjustments publicly announced by us to any previously announced NAV per share). Under the PSCM Rule 10b-1 Stock Purchase Plan, the agent will increase the volume of purchases made as the price of our common stock declines, subject to volume restrictions.

The purchase of shares pursuant to the PSCM Rule 10b5-1 Stock Purchase Plan is intended to satisfy the conditions of Rule 10b5-1 and Rule 10b-18 under the Exchange Act, and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances.

The PSCM Rule 10b5-1 Stock Purchase Plan will commence beginning 60 calendar days following the end of the “restricted period” under Regulation M and terminate upon the earliest to occur of (i) 12 months from the date of the PSCM Rule 10b5-1 Stock Purchase Plan, (ii) the end of the trading day on which the aggregate purchase price for all shares purchased under the PSCM Rule 10b5-1 Stock Purchase Plan equals $2.5 million and (iii) the occurrence of certain other events described in the PSCM Rule 10b5-1 Stock Purchase Plan. The “restricted period” under Regulation M will end upon the closing of the IPO and, therefore, the common stock repurchases/purchases described above shall not begin prior to 60 days after the closing of the IPO.

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

Exchange Act and Sarbanes-Oxley Act Compliance

The Sarbanes-Oxley Act of 2002 imposes a wide variety of regulatory requirements on certain publicly held companies and their insiders. Assuming certain requirements are met, many of these requirements affect us. For example:

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

From time to time, nonpublic personal information of our stockholders may be collected as required for legitimate business purposes. The Company may share all of the information that we collect with our Investment Advisor and its affiliates in order to service stockholder accounts or provide stockholders with information about other products and services offered by the Company or the Investment Advisor or its affiliates that may be of interest to them.

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

Certain U.S. Federal Income Tax Considerations

The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in our shares. This summary does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, we have not described tax consequences that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, dealers in securities, pension plans and trusts, financial institutions, partnerships and other pass-through entities, U.S. stockholders (as defined below) whose functional currency is not the U.S. dollar, persons who mark-to-market our shares and persons who hold our shares as part of a “straddle,” “hedge” or “conversion” transaction. This summary assumes that investors hold our common stock as capital assets (within the meaning of the Code). The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as of the date hereof and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the Internal Revenue Service (the “IRS”) regarding any matter discussed herein. Tax counsel has not rendered any legal opinion regarding any tax consequences relating to us or our stockholders. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets.

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

Election to be Taxed as a RIC

As a BDC, we have elected, and intend to qualify annually, as a RIC under Subchapter M of the Code, beginning with our initial taxable year ended December 31, 2020. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we distribute (or are deemed to distribute) to our stockholders from our earnings and profits. To qualify for and maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to obtain RIC tax treatment, we must timely distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).

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

A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income. If our deductible expenses in a given taxable year exceed our investment company taxable income, we may incur a net operating loss for that taxable year. However, a RIC is not permitted to carry forward net operating losses to subsequent taxable years and such net operating losses do not pass through to its stockholders. In addition, deductible expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, the excess of realized capital losses over realized capital gains) to offset its investment company taxable income, but may carry forward such net capital losses, and use them to offset future capital gains, indefinitely. Due to these limits on deductibility of expenses and net capital losses, we may for tax purposes have aggregate taxable income for several taxable years that we are required to distribute and that is taxable to our stockholders even if such taxable income is greater than the net income we actually earn during those taxable years.

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things, (1) treat distributions that would otherwise constitute qualified distribution income as non-qualified distribution income, (2) treat distributions that would otherwise be eligible for the corporate dividends-received deduction as ineligible for such treatment, (3) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (4) convert lower-taxed long-term capital gain into higher-taxed short-term capital gain or ordinary income, (5) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (6) cause us to recognize income or gain without a corresponding receipt of cash, (7) adversely affect the time as to when a purchase or sale of shares or securities is deemed to occur, (8) adversely alter the characterization of certain complex financial transactions and (9) produce income that will not be qualifying income for purposes of the 90% Income Test. We intend to monitor our transactions and may make certain tax elections to mitigate the effect of these provisions and prevent our ability to be subject to tax as a RIC.

Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant.

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

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Regulation — Regulation as a Business Development Company — Senior Securities.” Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets to meet the Annual Distribution Requirement or the Excise Tax Distribution Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

A portfolio company in which we invest may face financial difficulties that require us to work-out, modify or otherwise restructure its investment in the portfolio company. Any such transaction could, depending upon the specific terms of the transaction, result in unusable capital losses and future non-cash income. Any such transaction could also result in our receiving assets that give rise to income that is not qualifying income for purposes of the 90% Income Test.

Our investment in non-U.S. securities may be subject to non-U.S. income, withholding and other taxes. In that case, our yield on those securities would be decreased. Stockholders generally will not be entitled to claim a U.S. foreign tax credit or deduction with respect to non-U.S. taxes paid by the Company.

We may invest in stocks of foreign companies that are classified under the Code as passive foreign investment companies (“PFICs”). In general, a foreign company is classified as a PFIC if at least 50% of its assets constitute investment-type assets or 75% or more of its gross income is investment-type income. In general, under the PFIC rules, an “excess distribution” received with respect to PFIC stock is treated as having been realized ratably over the period during which we held the PFIC stock. We will be subject to tax on the portion, if any, of the excess distribution that is allocated to our holding period in prior taxable years (and an interest factor will be added to the tax, as if the tax had actually been payable in such prior taxable years) even though we distribute the corresponding income to stockholders. Excess distributions include any gain from the sale of PFIC stock as well as certain distributions from a PFIC. All excess distributions are taxable as ordinary income.

We may be eligible to elect alternative tax treatment with respect to PFIC stock. Under such an election, we generally would be required to include in our gross income its share of the earnings of a PFIC on a current basis, regardless of whether any distributions are received from the PFIC. If this election is made, the special rules, discussed above, relating to the taxation of excess distributions, would not apply. Alternatively, we may be able to elect to mark to market our PFIC stock, resulting in any unrealized gains at year end being treated as though they were realized and reported as ordinary income. Any mark-to-market losses and any loss from an actual disposition of the PFIC’s shares would be deductible as ordinary losses to the extent of any net mark-to-market gains included in income in prior years with respect to stock in the same PFIC.

Because the application of the PFIC rules may affect, among other things, the character of gains, the amount of gain or loss and the timing of the recognition of income with respect to PFIC stock, as well as subject us to tax on certain income from PFIC stock, the amount that must be distributed to stockholders, and which will be taxed to stockholders as ordinary income or long-term capital gain, may be increased or decreased substantially as compared to a fund that did not invest in PFIC stock.

Under the Code, gains or losses attributable to fluctuations in foreign currency exchange rates that occur between the time we accrue interest income or other receivables or accrues expenses or other liabilities denominated in a foreign currency and the time we actually collect such receivables or pays such liabilities generally are treated as ordinary income or ordinary loss. Similarly, on disposition of some investments, including debt securities and certain forward contracts denominated in a foreign currency, gains or losses attributable to fluctuations in the value of foreign currency between the date of acquisition of the security or contract and the date of disposition also are treated as ordinary gain or loss. These gains and losses, referred to under the Code as “section 988” gains and losses, may increase or decrease the amount of our investment company taxable income to be distributed to stockholders as ordinary income. For example, fluctuations in exchange rates may increase the amount of income that we must distribute in order to qualify for treatment as a RIC and to prevent application of an excise tax on undistributed income. Alternatively, fluctuations in exchange rates may decrease or eliminate income available for distribution. If section 988 losses exceed other investment company taxable income during a taxable year, we would not be able to make ordinary distributions, or distributions made before the losses were realized would be re-characterized as a return of capital to stockholders for U.S. federal income tax purposes, rather than as ordinary dividend income, and would reduce each stockholder’s basis in our shares.

Distributions from capital gains generally are made after applying any available capital loss carryforwards. Capital loss carryforwards are reduced to the extent they offset current-year net realized capital gains, whether we retain or distribute such gains. If we incur or have incurred capital losses in excess of capital gains (“net capital losses”), those losses will be carried forward to one or more subsequent taxable years; any such carryforward losses will retain their character as short-term or long-term. In the event that we were to experience an ownership change as defined under the Code, our capital loss carryforwards and other favorable tax attributes, if any, may be subject to limitation.

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

To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the nonqualifying year, we would be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent 5 years, unless we made a special election to pay corporate-level U.S. federal income tax on such built-in gains at the time of our requalification as a RIC. We may decide to be taxed as a regular corporation even if we would otherwise qualify as a RIC if we determine that treatment as a corporation for a particular year would be in our best interests.

The remainder of this discussion assumes that we qualify as a RIC and satisfy the Annual Distribution Requirement.

Taxation of U.S. Stockholders

Distributions by us generally are taxable to U.S. stockholders as ordinary income or capital gains, whether paid in cash or reinvested in additional shares. Distributions of our “investment company taxable income” (which is, generally, our net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses) will be taxable as ordinary income to U.S. stockholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional common stock. To the extent such distributions paid by us to non-corporate stockholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations, such distributions (“Qualifying Dividends”) may be eligible for a maximum tax rate of 20%, provided that we properly report such distribution as “qualifying dividend income” in a written statement furnished to our stockholders and certain holding period and other requirements are satisfied. In this regard, it is not anticipated that a significant portion of distributions paid by us will be attributable to qualifying dividends; therefore, our distributions generally will not qualify for the preferential maximum rate applicable to Qualifying Dividends. Distributions of our net capital gain (which is generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly reported by us as “capital gain dividends” will be taxable to a U.S. stockholder as long-term capital gains that are currently generally taxable at a maximum rate of 20% in the case of individuals, trusts or estates, regardless of the U.S. stockholder’s holding period for his, her or its common stock and regardless of whether paid in cash or reinvested in additional common stock. Distributions in excess of our earnings and profits first will reduce a U.S. stockholder’s adjusted tax basis in such stockholder’s common stock and, after the adjusted basis is reduced to zero, will constitute capital gains to such U.S. stockholder.

Although we currently intend to distribute any long-term capital gain at least annually, we may in the future decide to retain some or all of our long-term capital gain, but report the retained amount as a “deemed distribution.” In that case, among other consequences, we will pay tax on the retained amount, each U.S. stockholder will be required to include his, her or its proportionate share of the deemed distribution in income as if it had been actually distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit equal to his, her or its allocable share of the tax paid thereon by us. The amount of the deemed distribution net of such tax will be added to the U.S. stockholder’s tax basis for his, her or its common stock. Since we expect to pay tax on any retained capital gain at our regular corporate tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on net capital gain, the amount of tax that individual stockholders will be treated as having paid and for which they will receive a credit will exceed the tax they owe on the retained net capital gain. Such excess generally may be claimed as a credit against the U.S. stockholder’s other U.S. federal income tax obligations or may be refunded to the extent it exceeds a stockholder’s liability for U.S. federal income tax. A stockholder that is not subject to U.S. federal income tax or otherwise required to file a U.S. federal income tax return would be required to file a U.S. federal income tax return on the appropriate form to claim a refund for the taxes we paid. To utilize the deemed distribution approach, we must provide written notice to our stockholders prior to the expiration of 60 days after the close of the relevant taxable year. We cannot treat any of our investment company taxable income as a “deemed distribution.”

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

Certain distributions reported by us as section 163(j) interest dividends may be treated as interest income by shareholders for purposes of the tax rules applicable to interest expense limitations under section 163(j) of the Code. Such treatment by the shareholder is generally subject to holding period requirements and other potential limitations, although the holding period requirements are generally not applicable to dividends declared by money market funds and certain other funds that declare dividends daily and pay such dividends on a monthly or more frequent basis. The amount that we are eligible to report as a section 163(j) dividend for a tax year is generally limited to the excess of our business interest income over the sum of our (i) business interest expense and (ii) other deductions properly allocable to our business interest income.

Stockholders generally will recognize taxable gain or loss if the stockholder sells or otherwise disposes of his, her or its shares of our common stock. The amount of gain or loss will be measured by the difference between such stockholder’s adjusted tax basis in the common stock sold and the amount of the proceeds received in exchange. Any gain arising from such sale or disposition generally will be treated as long-term capital gain or loss if the stockholder has held the shares for more than one year. Otherwise, it will be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of shares of our common stock held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares. In addition, all or a portion of any loss recognized upon a disposition of shares of our common stock may be disallowed if other shares of our common stock or substantially identical position are purchased or acquired (whether through reinvestment of distributions or otherwise) within 30 days before or after the disposition.

In general, individual U.S. stockholders currently are subject to a maximum federal income tax rate of 20% on their net capital gain (i.e., the excess of realized net long-term capital gains over realized net short-term capital losses), including any long-term capital gain derived from an investment in our shares. Such rate is lower than the maximum rate on ordinary income currently payable by individuals. In addition, an additional 3.8% Medicare tax will be imposed on certain net investment income (including ordinary dividends and capital gain distributions received from us and net gains from redemptions or other taxable dispositions of our common stock) of U.S. high-income individuals, and certain estates and trusts. Corporate U.S. stockholders currently are subject to federal income tax on net capital gain at the maximum 21% corporate income tax rate also applied to ordinary income. Non-corporate stockholders with net capital losses for a year (i.e., capital losses in excess of capital gains) generally may deduct up to $3,000 of such losses against their ordinary income each year; any net capital losses of a non-corporate stockholder in excess of $3,000 generally may be carried forward and used in subsequent years as provided in the Code. Corporate stockholders generally may not deduct any net capital losses for a year but may carry back such losses for three years or carry forward such losses for five years.

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

Backup Withholding. A Non-U.S. stockholder who is a non-resident alien individual, and who is otherwise subject to U.S. federal withholding tax, may be subject to information reporting and backup withholding of federal income tax on dividends unless the Non-U.S. stockholder provides us or the dividend disbursing agent with an IRS Form W-8BEN (or an acceptable substitute form) or otherwise meets documentary evidence requirements for establishing that it is a Non-U.S. stockholder or otherwise establishes an exemption from backup withholding.

Non-U.S. stockholders may also be subject to U.S. estate tax with respect to their investment in our common stock.

Foreign Account Tax Compliance Act

Legislation commonly referred to as the “Foreign Account Tax Compliance Act,” or “FATCA,” generally imposes a 30% withholding tax on payments of certain types of income to foreign financial institutions (“FFIs”) unless such FFIs either (i) enter into an agreement with the U.S. Treasury to report certain required information with respect to accounts held by U.S. persons (or held by foreign entities that have U.S. persons as substantial owners) or (ii) reside in a jurisdiction that has entered into an intergovernmental agreement (“IGA”) with the United States to collect and share such information and are in compliance with the terms of such IGA and any enabling legislation or regulations. The types of income subject to the tax include U.S. source interest and dividends. The information required to be reported includes the identity and taxpayer identification number of each account holder that is a U.S. person and transaction activity within the holder’s account. Depending on the status of a Non-U.S. stockholder and the status of the intermediaries through which they hold their shares, Non-U.S. stockholders could be subject to this 30% withholding tax with respect to distributions on their shares. Stockholders may be requested to provide additional information to us to enable us to determine whether withholding is required, such as W-8BEN, W-8BEN-E or other applicable series W-8.

Non-U.S. persons should consult their own tax advisers with respect to the U.S. federal income tax and withholding tax, and state, local and foreign tax consequences of an investment in the shares.

Legislative or Other Actions Affecting RICs

The foregoing discussion is only a summary and is based upon existing federal income tax law. You should recognize that the federal income tax treatment of an investment in us may be modified at any time by legislative, judicial or administrative action. Any such changes may have a retroactive effect with respect to existing transactions and investments and may modify the statements made above. You are urged to consult with your own tax advisor with respect to the impact of recent legislation on your investment in our shares.

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

●	Dependence Upon Key Personnel of PSCM and the Investment Advisor — The success of the Company is highly dependent on the financial and managerial expertise of the Investment Advisor and, in turn, PSCM.

●	Operation in a Highly Competitive Market for Investment Opportunities — The business of investing in assets meeting our investment objective is highly competitive.

●	Financing Investments With Borrowed Money — The use of leverage magnifies the potential for gain or loss on amounts invested.

●	Changes in Interest Rates May Affect Our Cost of Capital and Net Investment Income — Because we borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds.

●	Investments in Leveraged Portfolio Companies — Leveraged companies in which we invest may have limited financial resources and may be unable to meet their obligations under their loans and debt securities that we hold.

●	Investments in CLOs — CLO vehicles that we invest in are typically very highly levered, and therefore, the junior debt and equity tranches that we invest in are subject to a higher degree of risk of total loss.

●	Investments in Covenant-Lite Loans — Our investments may include Covenant-Lite Loans, which may give us fewer rights and subject us to greater risk of loss than loans with financial maintenance covenants.

●	Risks Regarding Distributions — We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions.

●

Dependence on Strong Referral Relationships — We depend upon our Investment Advisor and its affiliates to maintain their relationships with private equity sponsors, placement agents, investment banks, management groups and other financial institutions, and we expect to rely to a significant extend upon these relationships to provide us with potential investment opportunities.

●

Uncertainty Regarding the Value of Portfolio Investments — The fair value of loans, securities and other investments that are not publicly traded may not be readily determinable and we will value these investments at fair value as determined in good faith by our Investment Advisor (subject to the Board’s oversight).

●	Investment in High Yield Debt with Greater Credit and Liquidity Risk — We invest in high yield debt, a substantial portion of which may be rated below investment-grade by one or more nationally recognized statistical rating organizations or is unrated but of comparable credit quality to obligations rated below investment-grade, and has greater credit and liquidity risk than more highly rated debt obligations.

Risks Related to our Business and Structure

We are dependent upon key personnel of PSCM and the Investment Advisor.

Pursuant to the Resource Sharing Agreement between the Investment Advisor and PSCM, PSCM provides the Investment Advisor with experienced investment professionals and services so as to enable the Investment Advisor to fulfil its obligations under the Advisory Agreement. Accordingly, our success is highly dependent on the financial and managerial expertise of the Investment Advisor and, in turn, PSCM. The individuals may not necessarily continue to remain employed by PSCM or affiliated with PSCM. Although we have attempted to foster a team approach to investing, the loss of key individuals employed by PSCM or affiliated with PSCM or our Investment Advisor, including Christopher D. Long and Angie K. Long, could have a material adverse effect on our financial condition, performance and ability to achieve our investment objectives. In addition, we cannot assure you that our Investment Advisor will remain our investment adviser or that we will continue to have access to PSCM or its investment professionals. Moreover, the Resource Sharing Agreement may be terminated by either party on 60 days’ notice; the termination of the Resource Sharing Agreement could have a material adverse effect on our financial condition, performance and ability to achieve our investment objectives.

The Investment Advisor’s and PSCM’s investment professionals expect to devote such time and attention to the conduct of our business as such business shall reasonably require. However, there can be no assurance, for example, that the members of the Investment Advisor or such investment professionals will devote any minimum number of hours each week to our affairs or that they will continue to be employed by PSCM. In the event that certain employees of the Investment Advisor cease to be actively involved with us, we will be required to rely on the ability of PSCM to identify and retain other investment professionals to conduct our business.

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

Our executive officers and directors, our Investment Advisor, PSCM and their affiliates, officers, directors and employees may face certain conflicts of interest.

The employees of PSCM and our Investment Advisor serve, or may serve, as officers, directors, members, or principals of entities that operate in the same or a related line of business as we do, or of investment funds, accounts, or investment vehicles managed by it and/or its affiliates. Similarly, PSCM, the Investment Advisor and their affiliates may have other clients with similar, different or competing investment objectives.

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

Our management and incentive fee structure with our Investment Advisor may create incentives for our Investment Advisor that are not fully aligned with the interests of our stockholders and may induce our Investment Advisor to make speculative investments.

In the course of our investing activities, we pay management and incentive fees to the Investment Advisor. We have entered into an Advisory Agreement with the Investment Advisor. Under the incentive fee structure, our adjusted net investment income for purposes thereof is computed and paid on income that may include interest income that has been accrued but not yet received in cash. This fee structure may give rise to a conflict of interest for the Investment Advisor to the extent that it encourages the Investment Advisor to favor debt financings that provide for deferred interest, rather than current cash payments of interest. The Investment Advisor may have an incentive to invest in deferred interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the Income Incentive Fee even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. This risk could be increased because, under our Advisory Agreement, the Investment Advisor is not obligated to reimburse us for incentive fees it receives even if we subsequently incur losses or never receive in cash the deferred income that was previously accrued.

The valuation process for certain of our portfolio holdings may create a conflict of interest.

We may make portfolio investments in the form of loans and securities that are not publicly traded and for which no market based price quotation is available. Effective August 11, 2022, our Board designated the Investment Advisor as our valuation designee. The participation of the Investment Advisor’s investment professionals in our valuation process could result in a conflict of interest as the Investment Advisor’s base management fee is based, in part, on the value of our total net assets.

We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.

The business of investing in assets meeting our investment objective is highly competitive. Competition for investment opportunities includes a growing number of nontraditional participants, such as hedge funds, senior private debt funds, including BDCs, and other private investors, as well as more traditional lending institutions and competitors. Some of these competitors may have access to greater amounts of capital or may have different return thresholds than us, and thus these competitors may have advantages not shared by us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source-of-income, asset diversification and distribution requirements we must satisfy to qualify and maintain our RIC status. Increased competition for, or a diminishment in the available supply of, investments suitable for us could result in lower returns on such investments. Moreover, the identification of attractive investment opportunities is difficult and involves a high degree of uncertainty. We may incur significant expenses in connection with identifying investment opportunities and investigating other potential investments which are ultimately not consummated, including expenses relating to due diligence, transportation, legal expenses and the fees of other third party advisors.

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

We may need to raise additional capital to fund new investments and grow our portfolio of investments. We intend to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, we are required to distribute dividends for U.S. federal income tax purposes of an amount generally at least equally to 90% of the sum of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders to qualify and maintain our RIC status. As a result, these earnings will not be available to fund new investments. An inability on our part to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which would have an adverse effect on the value of our securities.

Our investments in PIK interest income may expose us to risks, including a possible increase in incentive fees that are payable by us to the Investment Advisor.

Certain of our debt investments may contain provisions providing for the payment of PIK interest. Because PIK interest results in an increase in the size of the loan balance of the underlying loan, the receipt by us of PIK interest will have the effect of increasing our total net assets. As a result, because the base management fee that we pay to the Investment Advisor is based on the value of our total net assets, the receipt by us of PIK interest will result in an increase in the amount of the base management fee payable by us. In addition, any such increase in a loan balance due to the receipt of PIK interest will cause such loan to accrue interest on the higher loan balance, which will result in an increase in our pre-incentive fee net investment income and, as a result, an increase in incentive fees that are payable by us to the Investment Advisor.

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

[Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual results may be higher or lower than those appearing below.

Assumed Return on Our Portfolio(1)
(net of expenses)

	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common stockholder	(33.13)%	(21.12)%	(9.12)%	2.88%	14.88%

(1)	Assumes (i) $1.1 billion in total assets as of December 31, 2023, (ii) $1.1 billion in non-controlled, non-affiliated investments at fair value as of December 31, 2023, (iii) $629.6 million in outstanding indebtedness as of December 31, 2023, (iv) $462.0 million in net assets as of December 31, 2023 and (iv) weighted average interest rate of 6.58% on our indebtedness for the twelve months ended December 31, 2023.

Based on outstanding indebtedness of $629.6 million as of December 31, 2023, and the weighted average effective interest rate of 6.58%, our investment portfolio would have had to produce an annual return of approximately 3.80% to cover annual interest payments on outstanding debt.

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

In addition to asset coverage ratio requirements, our credit facilities contain various covenants which, if not complied with, could accelerate repayment of the indebtedness under our credit facilities. This could have a material adverse effect on our business, financial condition and results of operations. Our borrowings under the BoA Credit Facility are collateralized by the assets in a special purpose wholly-owned subsidiary, PS BDC Funding. The agreements governing the BoA Credit Facility require us to comply with certain financial and operational covenants. These covenants include a requirement to maintain a first-prior security interest in the collateral for the benefit of the lenders under the BoA Credit Facility, maintain various policies and procedures, and maintain a minimum borrowing base under the BoA Credit Facility. Our borrowings under the line of credit provided to us under the WF Credit Facility are collateralized by the assets in a special purpose wholly owned subsidiary, PS BDC Funding II. The agreements governing the WF Credit Facility require us to comply with certain financial and operational covenants. These covenants include a requirement to maintain a first-prior security interest in the collateral for the benefit of the lenders under the WF Credit Facility, maintain various policies and procedures, and maintain a minimum borrowing base under the WF Credit Facility. Our continued compliance with the covenants under our credit facilities depends on many factors, some of which are beyond our control.

Changes in interest rates may affect our cost of capital and net investment income.

Because we borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates would not have a material adverse effect on our net investment income given that we use debt to finance our investments. In periods of rising interest rates, our cost of funds could increase, which could reduce our net investment income. In addition, in a prolonged low interest rate environment, the difference between investment income earned on interest earning assets and the interest expense incurred on interest bearing liabilities may be compressed, reducing our net investment income and potentially adversely affecting our operating results. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

We may have uncertainty as to the value of certain portfolio investments.

We expect that certain of our portfolio investments may take the form of securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not be readily determinable and we will value these investments at fair value as determined in good faith by the Investment Advisor (subject to the Board’s oversight). Certain of our investments (other than cash and cash equivalents) will be classified as Level 2 assets under Topic 820 of the U.S. Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”), as amended, Fair Value Measurements and Disclosures (“ASC 820”). This means that certain of our portfolio valuations will be based on inputs other than quoted prices which are either directly or indirectly observable, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in non-active markets including actionable bids from third parties for privately held assets or liabilities, and observable inputs other than quoted prices such as yield curves and forward currency rates that are entered directly into valuation models to determine the value of derivatives or other assets or liabilities. Certain other of our investments may be classified as Level 3 under ASC 820, which means that certain of our portfolio valuations will be based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. We expect that inputs into the determination of fair value of our portfolio investments will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. The types of factors that the Board may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly-traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such loans and securities. In addition, the method of calculating the base management fee may result in conflicts of interest between the Investment Advisor, on the one hand, and our stockholders on the other hand, with respect to valuation of investments.

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

We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the loans and debt securities we acquire, the default rate on such loans and securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. Moreover, as of December 31, 2023, 100% of our investments were classified as Level 1 or Level 2, which may cause our NAV to experience greater fluctuations than funds with a greater proportion of Level 3 assets. In light of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

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

Moreover, pursuant to the Resource Sharing Agreement, PSCM provides the Investment Advisor with experienced investment professionals and services so as to enable the Investment Advisor to fulfill its obligations under the Advisory Agreement, and such Resource Sharing Agreement may itself be terminated on 60 days’ notice. If PSCM were to so terminate the Resource Sharing Agreement, the Investment Advisor may be required to seek to find an alternate means of fulfilling its obligations under the Advisory Agreement, or to resign.

We are highly dependent on information systems, and systems failures or cyber-attacks could significantly disrupt our business, which may, in turn, negatively affect the value of shares of our common stock and our ability to pay distributions.

Our business relies on secure information technology systems. These systems are exposed to operational and information security risks resulting from cyberattacks that threaten the confidentiality, integrity or availability of our information resources (i.e., cyber incidents). Cyber incidents can result from unintentional events (such as an inadvertent release of confidential information) or deliberate attacks by insiders or third parties. These attacks could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing and unauthorized release of confidential information, corrupting data, denial of service attacks on our websites, “ransomware” that renders systems inoperable until ransom is paid, or various other forms of cybersecurity breaches. Cybersecurity incidents and cyber-attacks have been occurring more frequently and will likely continue to increase. Such cyber incidents could result in disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could have a material adverse effect on our business, financial condition and results of operations. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by the Investment Advisor and third-party service providers. Cyber incidents affecting us, our Investment Advisor, or third-party service providers may adversely impact us or the companies in which we invest, causing our investments to lose value. We, along with our Investment Advisor, have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions. However, these measures may not be effective, and there can be no assurance that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident. In addition, the costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means, and we may be required to expend additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. Furthermore, cybersecurity continues to be a key priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals or the general investing public of data security breaches involving certain types of personal data, including the SEC, which, on July 26, 2023, adopted amendments requiring the prompt public disclosure of certain cybersecurity breaches. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

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

Our charter provides that, unless we consent in writing to the selection of a different forum, (i) the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, shall be, except for any claims made under the federal U.S. securities laws, the sole and exclusive forum for (a) any derivative action or proceeding brought on behalf of the Company, (b) any action asserting a claim of breach of any duty owed by a director or officer or other employee of the Company to the Company or to the stockholders of the Company or asserting a claim of breach of any standard of conduct set forth in the Maryland General Corporation Law, or the “MGCL”, (c) any action asserting a claim against the Company or any director or officer or other employee of the Company arising pursuant to any provision of the MGCL, the charter or our bylaws, or (d) any action asserting a claim against the Company or any director or officer or other employee of the Company that is governed by the internal affairs doctrine. and (ii) the federal district courts of the United States of America shall be the sole and exclusive forum for any claims, suits, actions or proceedings arising under the federal securities laws. In addition, this provision may increase costs for shareholders in bringing a claim against us or our directors, officers or other agents. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed, to the fullest extent permitted by law, to have notice of and consented to these exclusive forum provisions. The exclusive forum selection provision in our charter may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other agents, which may discourage lawsuits against us and such persons. It is also possible that, notwithstanding such exclusive forum selection provision, a court could rule that such provision is inapplicable or unenforceable. If this occurred, we may incur additional costs associated with resolving such action in another forum, which could materially adversely affect our business, financial condition and results of operations.

We have a limited operating history.

We began operations on January 23, 2020 and have a limited operating history. As a result, we are subject to all of the business risks and uncertainties associated with any new business, including the risk that it will not achieve its investment objectives and that the value of your investment could decline substantially or that the investor will suffer a complete loss of its investment in us.

In addition, neither PSCM (including the employees of PSCM that serve on the Investment Team) nor the Investment Advisor has managed a BDC prior to our inception. The 1940 Act imposes numerous constraints on the operations of BDCs that generally do not apply to other investment vehicles managed by PSCM. BDCs are required, for example, to invest at least 70% of their total assets primarily in securities of U.S. private or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. We, the Investment Advisor and PSCM have limited experience operating or advising under these constraints, which may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective.

Risks Related to the 1940 Act

Our ability to enter into transactions with our affiliates is restricted.

The 1940 Act prohibits or restricts our ability to engage in certain principal transactions and joint transactions with certain “First Tier” affiliates and “Second Tier” affiliates. For example, we are prohibited from buying or selling any security from or to any person who owns more than 25% of our voting securities or certain of that person’s affiliates (each is a “First Tier” affiliate), or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. We consider the Investment Advisor and its affiliates, including PSCM, to be “First Tier” affiliates for such purposes. We are prohibited under the 1940 Act from participating in certain principal transactions and joint transactions with a “Second Tier” affiliate without the prior approval of our Independent Directors. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be a “Second Tier” affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any security from or to such affiliate without the prior approval of our Independent Directors.

We may, however, invest alongside PSCM’s investment funds, accounts and investment vehicles in certain circumstances where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. For example, we may invest alongside such investment funds, accounts and investment vehicles consistent with guidance promulgated by the SEC staff to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that the Investment Advisor and PSCM, acting on our behalf and on behalf of such investment funds, accounts and investment vehicles, negotiate no term other than price.

In situations where co-investment with investment funds, accounts and investment vehicles managed by the Investment Advisor and its affiliates, including PSCM, is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer or where the different investments could be expected to result in a conflict between our interests and those of these other clients, the Investment Advisor and PSCM will need to decide which client will proceed with the investment. These restrictions will limit the scope of investment opportunities that would otherwise be available to us.

We, the Investment Advisor and PSCM have been granted exemptive relief from the SEC to permit greater flexibility to negotiate the terms of co-investments if our Board determines that it would be advantageous for us to co-invest with investment funds, accounts and investment vehicles managed by PSCM in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that co-investment by us and investment funds, accounts and investment vehicles managed by the Investment Advisor and its affiliates, including PSCM, may afford us additional investment opportunities and an ability to achieve greater diversification. Accordingly, our exemptive order permits us to invest with these investment funds, accounts and investment vehicles managed in the same portfolio companies under circumstances in which such investments would otherwise not be permitted by the 1940 Act. Our exemptive relief permitting co-investments applies only if our Independent Directors review and approve each co-investment. The exemptive order imposes other constraints on co-investments that limit the number of instances when we may rely on its protections.

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

While we invest in secured loans, they may nonetheless be exposed to losses resulting from default and foreclosure. Therefore, the value of the underlying collateral, the creditworthiness of the borrower and the priority of the lien are each of great importance. We cannot guarantee the adequacy of the protection of our interests, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, we cannot assure you that claims may not be asserted that might interfere with enforcement of our rights. In addition, in the event of any default under a secured loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the secured loan, which could have a material adverse effect on our cash flow from operations.

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

The mezzanine debt and other junior investments in which we may invest are typically contractually or structurally subordinated to senior indebtedness of the applicable company, or effectively subordinated as a result of being unsecured debt and therefore subject to the prior repayment of secured indebtedness to the extent of the value of the assets pledged as security. In some cases, the subordinated debt held by us may be subject to the prior repayment of different classes of senior debt that may be in priority ahead of the debt held by us. In the event of financial difficulty on the part of a portfolio company, such class or classes of senior indebtedness ranking prior to the debt held by us, and interest thereon and related expenses, must first be repaid in full before any recovery may be had on our mezzanine debt or other subordinated investments. Subordinated investments are characterized by greater credit risks than those associated with the senior or senior secured obligations of the same issuer. In addition, under certain circumstances the holders of the senior indebtedness will have the right to block the payment of interest and principal on our mezzanine debt or other junior investment and to prevent us from pursuing its remedies on account of such non-payment against the issuer. Further, in the event of any debt restructuring or workout of the indebtedness of any issuer, the holders of the senior indebtedness will likely control the creditor side of such negotiations.

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

Our investments include Covenant-Lite Loans, which give us fewer rights and subject us to greater risk of loss than loans with financial maintenance covenants.

A significant number of high yield loans in the market, in particular the broadly syndicated loan market, consist of Covenant-Lite Loans, which are loans that do not require the borrower to maintain debt service or other financial ratios and do not include terms which allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. A significant portion of the loans in which we may invest or get exposure to through its investments in CDOs or other types of structured securities are Covenant-Lite Loans and it is possible that such loans may comprise a majority of our portfolio from time to time. Ownership of Covenant-Lite Loans exposes us to different risks, including with respect to liquidity, price volatility, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants. Generally, Covenant-Lite Loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in Covenant-Lite Loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.

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

We invest in high yield debt, which has greater credit and liquidity risk than more highly rated debt obligations.

We invest in high yield debt, a substantial portion of which may be rated below investment-grade by one or more nationally recognized statistical rating organizations or is unrated but of comparable credit quality to obligations rated below investment-grade, and has greater credit and liquidity risk than more highly rated debt obligations. High yield debt is generally unsecured and may be subordinate to other obligations of the obligor. The lower rating of high yield debt reflect a greater possibility that adverse changes in the financial condition of the obligor or in general economic conditions (including, for example, a substantial period of rising interest rates or declining earnings) or both may impair the ability of the obligor to make payment of principal and interest. Many issuers of high yield debt are highly leveraged, and their relatively high debt-to-equity ratios create increased risks that their operations might not generate sufficient cash flow to service their debt obligations. In addition, many issuers of high yield debt may be in poor financial condition, experiencing poor operating results, having substantial capital needs or negative net worth or be facing special competitive or product obsolescence problems, and may include companies involved in bankruptcy or other reorganizations or liquidation proceedings. Certain of these securities may not be publicly traded, and therefore it may be difficult to obtain information as to the true condition of the issuers. Overall declines in the below investment-grade bond and other markets may adversely affect such issuers by inhibiting their ability to refinance their debt at maturity. High yield debt is often less liquid than higher rated securities, and the market for high yield debt has recently experienced periods of volatility. The market values of certain of this high yield debt may reflect individual corporate developments.

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

Compared to securities and to certain other types of financial assets, purchases and sales of loans take relatively longer to settle. This extended settlement process can (i) increase the counterparty credit risk borne by us; (ii) leave us unable to timely vote, or otherwise act with respect to, loans we have agreed to purchase; (iii) delay us from realizing the proceeds of a sale of a loan; (iv) inhibit our ability to re-sell a loan that it has agreed to purchase if conditions change (leaving us more exposed to price fluctuations); (v) prevent us from timely collecting principal and interest payments; and (vi) expose us to adverse tax or regulatory consequences. To the extent the extended loan settlement process gives rise to short-term liquidity needs, we may hold cash, sell investments or temporarily borrow from banks or other lenders.

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

We invest in structured products and such investments may involve significant risks.

We invest, to a limited extent, in structured products, which may include CDOs, CLOs (including the equity tranches thereof), structured notes, and credit-linked notes. These investment entities may be structured as trusts or other types of pooled investment vehicles. They may also involve the deposit with or purchase by an entity of the underlying investments and the issuance by that entity of one or more classes of securities backed by, or representing interests in, the underlying investments or referencing an indicator related to such investments. CDOs and CLOs are types of asset-backed securities issued by special purpose vehicles created to reapportion the risk and return characteristics of a pool of assets. The underlying pool for a CLO, for example, may include domestic and foreign senior loans, senior unsecured loans, and subordinate corporate loans. Generally, these are not qualified as eligible portfolio companies. Investments in the equity tranche or any similarly situated tranche of a structured product involve a greater degree of risk than investments in other tranches, and such investments will be the first to bear losses incurred by a structured product.

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

In addition to the general risks associated with investing in debt securities, CLO vehicles carry additional risks, including: (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (ii) the quality of the collateral may decline in value or default; (iii) the fact that our investments in CLO tranches will likely be subordinate to other senior classes of note tranches thereof; and (iv) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the CLO vehicle or unexpected investment results. Our net asset value may also decline over time if our principal recovery with respect to CLO equity investments is less than the price we paid for those investments.

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

There is no assurance that we will make follow-on investments or that we will have sufficient funds to make all or any of such investments. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities or because we are restricted by compliance with BDC requirements of the 1940 Act or the desire to maintain our qualification as a RIC. Any decision by us not to make follow-on investments or our inability to make such investments may have a substantial adverse effect on a portfolio company in need of such an investment. Additionally, a failure to make such investments may result in a lost opportunity for us to increase our participation in a successful portfolio company or the dilution of our ownership in a portfolio company if a third party invests in the portfolio company.

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

We do not generally intend to hold controlling equity positions in our portfolio companies. As a result, we will be subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or stockholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the potential lack of liquidity of the debt and equity investments that we hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

In addition, we may not be in a position to control any portfolio company by investing in its debt securities. As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors.

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

We are subject to risks related to investments in non-U.S. securities.

Our portfolio includes debt securities of non-U.S. companies, including emerging market issuers, to the limited extent such transactions and investments would not cause us to violate the 1940 Act. Investing in loans and securities of non-U.S. issuers involves many risks including economic, social, political, financial, tax and security conditions in the non-U.S. market, potential inflationary economic environments, less liquid markets and regulation by foreign governments. There may be less information publicly available about a non-U.S. issuer than about a U.S. issuer, and non-U.S. issuers may not be subject to accounting, auditing and financial reporting standards and practices comparable to those in the United States. In addition, with respect to certain countries, there is a possibility of expropriation, imposition of non-U.S. withholding or other taxes on distributions, interest, capital gains or other income, limitations on the removal of funds or other of our assets, political or social instability or diplomatic developments that could affect investments in those countries. An issuer of securities may be domiciled in a country other than the country in whose currency the instrument is denominated. The values and relative yields of investments in the securities markets of different countries, and their associated risks, are expected to change independently of each other.

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

We may be required to withhold U.S. federal income tax on distributions to non-U.S. stockholders.

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

Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies are in industries that may be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net increase (decrease) in net assets resulting from operations.

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

In addition, certain force majeure events (such as events of war or an outbreak of an infectious disease, such as the global outbreak of COVID-19) could have a broader negative impact on the world economy and international business activity generally, or in any of the countries in which we invest or in which our portfolio companies operate. Such force majeure events could result in or coincide with: increased volatility in the global securities, derivatives and currency markets; a decrease in the reliability of market prices and difficulty in valuing assets; greater fluctuations in currency exchange rates; increased risk of default (by both government and private issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; less governmental regulation and supervision of the securities markets and market participants and decreased monitoring of the markets by governments or self-regulatory organizations and reduced enforcement of regulations; limited, or limitations on, the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.

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

The current global financial market situation, as well as various social and political tensions in the United States and around the world (including the bilateral relationship between the U.S. and China, the conflict in the Red Sea and the conflict between Russia and Ukraine), may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the U.S. and worldwide. The impact of downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns and uncertainty surrounding transfers of power could adversely affect the U.S. and global financial markets and economic conditions.

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

For example, in response to the rapidly declining financial condition of regional banks Silicon Valley Bank (“SVB”) and Signature Bank (“Signature”), the California Department of Financial Protection and Innovation (the “CDFPI”) and the New York State Department of Financial Services (the “NYSDFS”) closed SVB and Signature on March 10, 2023 and March 12, 2023, respectively, and the FDIC was appointed as receiver for SVB and Signature. Although the U.S. Department of the Treasury, the Federal Reserve and the FDIC have taken measures to stabilize the financial system, uncertainty and liquidity concerns in the broader financial services industry remain. Additionally, should there be additional systemic pressure on the financial system and capital markets, we cannot assure you of the response of any government or regulator, and any response may not be as favorable to industry participants as the measures currently being pursued. In addition, highly publicized issues related to the U.S. and global capital markets in the past have led to significant and widespread investor concerns over the integrity of the capital markets. The situation related to SVB and Signature could in the future lead to further rules and regulations for public companies, banks, financial institutions and other participants in the U.S. and global capital markets, and complying with the requirements of any such rules or regulations may be burdensome. Even if not adopted, evaluating and responding to any such proposed rules or regulations could results in increased costs and require significant attention from the Investment Advisor.

Risks Relating to Our Common Stock

Investing in our common stock involves an above average degree of risk.

The investments we make in accordance with our investment objectives may result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. Therefore, an investment in shares of our common stock may not be suitable for someone with lower risk tolerance. In addition, our common stock is intended for long-term investors who can accept the risks of investing primarily in illiquid loans and other debt or debt-like instruments and should not be treated as a trading vehicle.

The market price of our common stock may fluctuate significantly.

We currently list our common stock on the NYSE under the symbol “PSBD.” The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

●	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which are not necessarily related to the operating performance of these companies;

●	price and volume fluctuations in the overall stock market from time to time;

●	the inclusion or exclusion of our stock from certain indices;

●	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

●	any loss of RIC or BDC status;

●	changes in earnings or perceived changes or variations in operating results;

●	changes or perceived changes in the value of our portfolio of investments;

●	changes in accounting guidelines governing valuation of our investments;

●	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

●	the inability of our Investment Advisor to employ additional experienced investment professionals or the departure of any of our Investment Advisor’s key personnel;

●	short-selling pressure with respect to shares of our common stock or BDCs generally;

●	future sales of our securities convertible into or exchangeable or exercisable for our common stock or the conversion of such securities;

●	uncertainty surrounding the strength of the U.S. economy;

●	operating performance of companies comparable to us;

●	general economic trends and other external factors; and

●	loss of a major funding source.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If our stock price fluctuates significantly, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

We cannot assure you that a market for shares of our common stock will be maintained or the market price of our shares will trade close to NAV.

We cannot assure you that a trading market for our common stock can be sustained. In addition, we cannot predict the prices at which our common stock will trade, whether at, above or below NAV. Shares of closed-end investment companies, including BDCs, frequently trade at a discount from NAV, and our common stock may also be discounted in the market. This characteristic of closed-end investment companies is separate and distinct from the risk that our NAV per share may decline. In addition, if our common stock trades below its NAV, we will generally not be able to sell additional shares of our common stock to the public at its market price without, among other things, the requisite stockholders’ approval of such a sale.

Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.

Subsequent to the IPO, we have 32,552,794 shares of common stock outstanding. Sales of substantial amounts of our common stock, or the availability of such shares for sale, could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.

Purchases of shares of our common stock by us under our open market repurchase program, including the Company Rule 10b5-1 Stock Repurchase Plan, and by PSCM, including through the PSCM Rule 10b5-1 Stock Purchase Plan, may result in the price of shares of our common stock being higher than the price that otherwise might exist in the open market.

Our Board authorized us to repurchase shares of our common stock through an open-market share repurchase program for up to $20 million in the aggregate of shares of our common stock through 12 months from the date of the IPO. Pursuant to such authorization and concurrently with the closing of the IPO, we entered into the Company Rule 10b5-1 Stock Repurchase Plan to acquire up to $15 million in the aggregate of shares of our common stock, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. In addition, PSCM will purchase up to $5 million in the aggregate of shares of our common stock in the open market within one year of the date of the IPO. Concurrently with the closing of the IPO, PSCM entered into the PSCM Rule 10b5-1 Stock Purchase Plan to permit the purchase of up to $2.5 million of our shares of common stock in connection with its purchase commitment. These activities may have the effect of maintaining the market price of shares of our common stock or retarding a decline in the market price of the shares of our common stock, and, as a result, the price of our shares of common stock may be higher than the price that otherwise might exist in the open market.

We may in the future determine to issue preferred stock, which could adversely affect the market value of our common stock.

The issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms more favorable to the holders of preferred stock than to our common stockholders could adversely affect the market price for our common stock by making an investment in the common stock less attractive. In addition, the dividends on any preferred stock we issue must be cumulative. Payment of dividends and repayment of the liquidation preference of preferred stock must take preference over any distributions or other payments to our common stockholders, and holders of preferred stock are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible preferred stock that converts into common stock). In addition, under the 1940 Act, participating preferred stock and preferred stock constitutes a “senior security” for purposes of the asset coverage test.

Provisions of the Maryland General Corporation Law and of our charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

The Maryland General Corporation Law, our charter and our bylaws contain provisions that may discourage, delay or make more difficult a change in control or the removal of our directors. We are subject to Subtitle 6 of Title 3 of the Maryland General Corporate Law, the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our Board has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our Board, including approval by a majority of our independent directors. If the resolution exempting business combinations is repealed or our Board does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. We are subject to Subtitle 7 of Title 3 of the Maryland General Corporate Law, the Maryland Control Share Acquisition Act. Our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our common stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Acquisition Act, the Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such an offer. We intend to give the SEC prior notice should our Board elect to amend our bylaws to repeal the exemption from the Control Share Acquisition Act.

We have also adopted other measures that may make it difficult for a third party to obtain control of us, including provisions of our charter classifying our Board in three classes serving staggered three-year terms, and provisions of our charter authorizing our Board to classify or reclassify shares of our stock in one or more classes or series, to cause the issuance of additional shares of our stock, and to amend our charter, without stockholder approval, to increase or decrease the number of shares of stock that we have authority to issue. These provisions, as well as other provisions of our charter and bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We have processes in place to assess, identify, and manage material risks from cybersecurity threats. Our business is dependent on the communications and information systems of the Investment Advisor and other third-party service providers. The Investment Advisor manages our day-to-day operations and has implemented a cybersecurity program that applies to us and our business.

Cybersecurity Program Overview

The Investment Advisor has instituted a cybersecurity program designed to identify, assess, and mitigate cyber risks applicable to us and to protect the systems, data and other digital assets of the Company. The cyber risk management program involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which we rely. The Investment Advisor actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by us.

We rely on the Investment Advisor to engage external experts, including cybersecurity assessors, consultants, and auditors to evaluate cybersecurity measures and risk management processes, including those applicable to us.

We rely on the Investment Advisor’s risk management program and processes, which include cyber risk assessments.

We depend on and engage various third parties, including suppliers, vendors, and service providers, to operate our business. We rely on the expertise of risk management, legal, information technology, and compliance personnel of the Investment Advisor when identifying and overseeing risks from cybersecurity threats associated with our use of such entities.

Board Oversight of Cybersecurity Risks

The Board provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Board receives periodic updates from our Investment Advisor’s Chief Operating Officer (“COO”) and Chief Compliance Officer (“CCO”) regarding the overall state of the Investment Advisor’s cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting us.

Management’s Role in Cybersecurity Risk Management

Our management, including the COO and CCO, is responsible for assessing and managing material risks from cybersecurity threats. Members of our management possess relevant expertise in various disciplines that are key to effectively managing such risks, such as operations management, IT management, oversight of third-party service providers and managing relationships with outside cybersecurity experts. Our management team is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting us, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, information technology, and/or compliance personnel of the Investment Advisor.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats on us are assessed on an ongoing basis, and how such risks could materially affect our business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, we have not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that we believe have materially affected, or are reasonably likely to materially affect, us, including our business strategy, operational results, and financial condition.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the New York Stock Exchange (“NYSE”) on January 18, 2024 under the symbol “PSBD” in connection with our IPO, which closed on January 22, 2024. Prior to our IPO, the shares of our common stock were offered and sold in transactions exempt from registration under the Securities Act. As such, there was no public market for shares of our common stock during the year ended December 31, 2023.

As of the date hereof, none of our shares of common stock are subject to outstanding options or warrants, nor do we have any outstanding equity that is convertible into shares of our common stock. In addition, as of the date hereof, we have not granted any registration rights to any of our stockholders. No stock has been authorized for issuance under any equity compensation plans.

Holders

As of February 28, 2024, we had 228 record holders of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street name.”

Distributions

The following table reflects the distributions declared on shares during the fiscal year ended December 31, 2023:

Declaration Date	Record Date	Per Share	Payment Date	Total Distributions Declared
5/16/2023	5/17/2023	$0.520	5/18/2023	$13,183,368
8/14/2023	8/15/2023	0.540	8/16/2023	13,928,820
9/29/2023	9/29/2023	0.560	10/17/2023	14,678,378
12/20/2023	12/21/2023	0.535	12/22/2023	14,277,719
				$56,068,285

The following table reflects the distributions declared on shares during the fiscal year ended December 31, 2022:

Declaration Date	Record Date	Per Share	Payment Date	Total Distributions Declared
5/12/2022	5/17/2022	$0.370	5/18/2022	$8,439,969
8/11/2022	8/16/2022	0.440	8/17/2022	10,147,434
11/10/2022	11/15/2022	0.440	11/16/2022	10,284,466
12/30/2022	12/30/2022	0.640	1/17/2023	15,183,248
				$44,055,117

The following table reflects the distributions declared on shares during the fiscal year ended December 31, 2021:

Declaration Date	Record Date	Per Share	Payment Date	Total Distributions Declared
5/13/2021	5/18/2021	$0.31	5/19/2021	$4,050,180
8/12/2021	8/17/2021	0.25	8/18/2021	3,738,707
11/12/2021	11/16/2021	0.17	11/17/2021	3,713,626
12/30/2021	12/31/2021	0.65	1/19/2022	14,449,980
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

Prior to the IPO, the Board primarily used newly-issued shares of the Company’s common stock to implement the dividend reinvestment plan. The number of shares of common stock to be issued to a participant prior to the IPO would be equal to the quotient determined by dividing the cash value of the dividend payable to such stockholder by the net asset value per share as of the date such dividend was declared.

After the IPO, the Board intends to primarily use newly-issued shares to implement the dividend reinvestment plan, whether or not the shares are trading at a price per share at, below or above net asset value. However, the Board reserves the right to purchase shares in the open market in connection with the implementation of the dividend reinvestment plan. The Board will examine the full facts and circumstances of each such dividend to determine the approach (i.e., to use newly issued shares or effectuate open market purchases to implement the dividend reinvestment plan) that is in the best interests of stockholders taking into account the Board’s fiduciary duties to stockholders, including by weighing the potential dilution in connection with such issuance to be incurred by the Company’s stockholders against the Company’s need and usage of reinvested funds, and, if we use newly issued shares to implement the dividend reinvestment plan at a time when the shares are trading at a price below NAV, the stockholders’ receipt of fewer shares than they would have if we had effectuated open market purchases. The number of newly issued shares to be issued to a participant would be determined by dividing the total dollar amount of the dividend payable to such stockholder by the market price per share of the Company’s common stock at the close of regular trading on a national securities exchange on the dividend payment date. Shares purchased in open market transactions by Equiniti, the plan administrator and the Company’s transfer agent, registrar and dividend disbursing agent, will be allocated to a participant based upon the average purchase price, excluding any brokerage charges or other charges, of all shares of the Company’s common stock purchased with respect to the dividend.

A registered stockholder may elect to receive an entire distribution in cash by notifying Equiniti in writing so that such notice is received by the plan administrator no later than the record date for distributions to stockholders. The plan administrator will set up an account for shares acquired through the plan for each stockholder who has not elected to receive dividends or other distributions in cash and hold such shares in noncertificated form.

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

Participants may terminate their accounts under the plan by so notifying the plan administrator by submitting a letter of instruction terminating the participant’s account under the plan to Equiniti. The plan may be terminated by the Company upon notice in writing mailed to each participant at least 30 days prior to any record date for the payment of any dividend by the Company.

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

Stockholders can obtain additional information about the dividend reinvestment plan by contacting Equiniti via telephone at (877) 248-6417 or by mailing a request to Equiniti Trust Company, LLC, 55 Challenger Rd, Ridgefield Park, NJ 07660.

Recent sales of Unregistered Securities

During the year ended December 31, 2023, the Company issued and sold 2,816,166 shares of its common stock at an aggregate purchase price of approximately $46.7 million. These amounts include shares issued in reinvestment. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof. The Company relied, in part, upon representations that each investor was an accredited investor as defined in Regulation D under the Securities Act. The Company did not engage in solicitation or advertising, and did not offer securities to the public, in connection with such issuances and sales.

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

Forward Looking Statements

This annual report on Form 10-K contains forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. Undue reliance should not be placed on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

●	our future operating results;

●	our business prospects and the prospects of our portfolio companies;

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the liquidity of certain banks;

●	uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, and the war between Russia and Ukraine;

●	the impact of fluctuations in interest rates and foreign exchange rates on our business and our portfolio companies;

●	rising levels of inflation, and its impact on us, on our portfolio companies and on the industries in which we invest;

●	the ability of the Investment Advisor to locate suitable investments for us and to monitor and administer our investments;

●	the ability of the Investment Advisor and its affiliates to attract and retain highly talented professionals;

●	risk associated with possible disruptions in our operations or the economy generally, including a possible slowdown in the economy and risk of recession;

●	the timing of cash flows, if any, from the operations of the companies in which we invest;

●	the ability of the companies in which we invest to achieve their objectives;

●	our ability to continue to effectively manage our business due to the disruptions caused by global political and economic instability;

●	the dependence of our future success on the general economy and its effect on the industries in which we invest;

●	our ability to maintain our qualification as a BDC and as a RIC under the Code;

●	the use of borrowed money to finance a portion of our investments;

●	the adequacy, availability and pricing of our financing sources and working capital;

●	actual or potential conflicts of interest with the Investment Advisor and its affiliates;

●	our contractual arrangements and relationships with third parties;

●	loss of key personnel, and the illiquid nature of our investments; and

●	the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” and elsewhere in this annual report on Form 10-K.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this annual report on Form 10-K should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this annual report on Form 10-K. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report on Form 10-K. Moreover, we assume no duty and do not undertake to update the forward-looking statements. Because we are a BDC, the forward-looking statements and projections contained in this in this annual report on Form 10-K are excluded from the safe harbor protection provided by Sections 27A of the Securities Act and Section 21E of the Exchange Act.

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

On January 22, 2024, we completed our IPO, issuing 5,450,000 shares of common stock, par value $0.001, at a public offering price of $16.45 per share. Our common stock began trading on the New York Stock Exchange under the symbol “PSBD” on January 18, 2024.

We are externally managed by the Investment Advisor, an investment adviser that is registered with the SEC under the Advisers Act, pursuant to the Advisory Agreement. Subject to the supervision of our Board, a majority of which is made up of Independent Directors, our Investment Advisor manages our day-to-day operations and provides us with investment advisory and management services and certain administrative services. The Investment Advisor, in its capacity as Administrator, provides the administrative services necessary for us to operate pursuant to the Administration Agreement. The Administrator has entered into the Sub-Administration Agreement to delegate certain administrative functions to the Sub-Administrator. Our Investment Advisor is a majority-owned subsidiary of PSCM, which is a privately held firm specializing in global alternative (non-traditional) investments with a total return orientation.

Our investment objective is to maximize total return, comprised of current income and capital appreciation. However, no assurance can be given that our investment objective will be achieved, and investment results may vary substantially on a monthly, quarterly and annual basis. The Company’s current investment focus is guided by two strategies that facilitate our investment opportunities and core competencies: (1) investing in corporate debt securities and, to a lesser extent, (2) investing in CLO structured credit funds that typically own corporate debt securities, including the equity and junior debt tranches of CLOs. We seek to invest in credit and other assets that the Investment Advisor believes have strong structural protections, limited downside, and low long-term beta, or volatility, in comparison to systemic risk within the broader credit and equity markets. A significant portion of the loans in which we may invest or obtain exposure to through our investments in structured securities may be deemed “Covenant-Lite Loans,” which means the loans contain fewer or no maintenance covenants compared to other loans and do not include terms which allow the lender to declare a default if certain covenants are breached.

Revenues

We generate revenue primarily in the form of interest and fee income on debt investments we hold and capital gains, if any, on investments. Our debt investments generally bear interest at a floating rate usually determined on the basis of a benchmark. Interest on debt securities is generally payable quarterly or semi-annually. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments is expected to fluctuate significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. We may also generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees.

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

Portfolio and Investment Activity

As of December 31, 2023, our weighted average total yield to maturity of debt and income producing securities at fair value was 10.51%, and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 8.93%.

As of December 31, 2022, our weighted average total yield to maturity of debt and income producing securities at fair value was 11.47%, and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 8.70%.

As of December 31, 2023, we had 227 debt and equity investments in 191 portfolio companies with an aggregate fair value of approximately $1.0 billion.

As of December 31, 2022, we had 204 debt and equity investments in 176 portfolio companies with an aggregate fair value of approximately $966.9 million.

Our investment activity for the years ended December 31, 2023, 2022, and 2021 is presented below (information presented herein is at amortized cost unless otherwise indicated).

	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
New investments:
Gross investments	$273,733,424	$278,951,054	$926,351,937
Less: sold investments	(247,083,117)	(314,355,643)	(401,760,802)
Total new investments	26,650,307	(35,404,589)	524,591,135

Principal amount of investments funded:
First-lien senior secured debt investments	$267,272,174	$247,233,397	$829,591,637
Second-lien senior secured debt investments	3,858,750	19,102,118	57,492,916
Corporate bonds	2,602,500	-	2,883,300
Convertible bonds	-	3,728,288	1,025,000
Collateralized securities and structured products - debt	-	-	14,757,907
CLO Equity	-	8,887,251	20,101,177
Common stock	-	-	500,000
Total principal amount of investments funded	273,733,424	278,951,054	926,351,937

Principal amount of investments sold or repaid:
First-lien senior secured debt investments	233,535,659	292,852,517	380,386,061
Second-lien senior secured debt investments	8,013,549	11,938,325	12,583,308
Corporate Bonds	-	987,500	-
Convertible bonds	-	4,504,808	3,026
CLO Equity	2,533,909	1,976,080	-
Collateralized securities and structured products - debt	3,000,000	1,501,875	8,788,407
Common Stock	-	594,538	-
Total principal amount of investments sold or repaid	247,083,117	314,355,643	401,760,802

Our investment activity for the years ended December 31, 2023 and December 31, 2022, is presented below (information presented herein is at par unless otherwise indicated). New investment commitment refers to funded commitments in new securities made during the year that remained outstanding as of December 31, 2023 and December 31, 2022 respectively.

	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Number of new investment commitments	67	38	155
Average new investment commitment amount	$3,802,624	$4,784,093	$4,521,355
Weighted average maturity for new investment commitments	5.19 years	5.95 years	5.85 years
Percentage of new debt investment commitments at floating rates	98.82%	100.00%	99.42%
Percentage of new debt investment commitments at fixed rates	1.18%	0.00%	0.58%
Weighted average interest rate of new investment commitments	10.22%	9.17%	4.80%
Weighted average spread over reference rate of new floating rate investment commitments	4.87%	4.80%	4.39%
Weighted average interest rate on investment sold or paid down	9.56%	5.45%	4.40%

(1)	New CLO equity investments do not have an ascribed interest rate, and are therefore excluded from the calculation.

(2)	Variable rate loans bear interest at a rate that may be determined by reference to either a) LIBOR (which can include one-, two-, three- or six-month LIBOR) or b) the CME Term Secured Overnight Financing Rate (“SOFR” or “S”) (which can include one-, three-, or six-month SOFR), which resets periodically based on the terms of the loan agreement. At the borrower’s option, loans may instead reference an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), which also resets periodically based on the terms of the loan agreements. Loans that reference SOFR may include a Credit Spread Adjustment (“CSA”), where the CSA is a defined additional spread amount based on the tenor of SOFR the borrower selects (making the reference rate S+CSA).

As of December 31, 2023 and December 31, 2022, our investments consisted of the following:

	December 31, 2023		December 31, 2022
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt	$984,089,538	$952,100,626	$951,753,250	$870,880,344
Second-lien senior secured debt	67,449,770	55,989,218	71,513,263	58,118,340
Corporate Bonds	4,495,104	4,239,975	1,884,529	1,332,888
CLO Mezzanine	14,859,567	13,764,620	17,589,330	14,732,721
CLO Equity	24,478,438	18,953,309	27,012,348	21,800,224
Short-term investments	63,763,005	63,763,005	50,347,215	50,347,215
Total Investments	$1,159,135,422	$1,108,810,753	$1,120,099,935	$1,017,211,732

The table below describes investments by industry composition based on fair value as of December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
Software	14.0%	12.9%
Healthcare Providers and Services	9.3%	9.9%
Professional Services	7.2%	5.9%
IT Services	6.7%	8.4%
Insurance	5.9%	5.8%
Short Term Investments	5.8%	4.9%
Diversified Financial Services	4.2%	2.6%
Hotels, Restaurants and Leisure	4.2%	3.9%
Media	3.7%	3.2%
Independent Power and Renewable Electricity Producers	3.4%	2.8%
Chemicals	2.9%	3.3%
Building Products	2.9%	3.7%
Construction and Engineering	2.6%	2.5%
Food Products	2.0%	1.3%
Auto Components	1.7%	1.9%
Structured Subordinated Note	1.7%	2.1%
Containers and Packaging	1.7%	1.5%
Machinery	1.6%	0.6%
Diversified Consumer Services	1.6%	1.6%
Electronic Equipment, Instruments and Components	1.5%	1.2%
Internet Software and Services	1.4%	1.1%
Energy Equipment and Services	1.4%	0.6%
Commercial Services and Supplies	1.3%	1.3%
Structured Note	1.2%	1.4%
Aerospace and Defense	1.2%	2.5%
Metals and Mining	1.2%	2.0%
Healthcare Technology	1.0%	2.1%
Oil, Gas and Consumable Fuels	0.9%	1.7%
Diversified Telecommunication Services	0.8%	0.3%
Healthcare Equipment and Supplies	0.8%	0.9%
Specialty Retail	0.6%	1.3%
Real Estate Management and Development	0.6%	0.6%
Wireless Telecommunication Services	0.6%	0.6%
Pharmaceuticals	0.6%	0.6%
Electrical Equipment	0.5%	0.5%
Road and Rail	0.5%	0.5%
Household Durables	0.4%	0.3%
Industrial Conglomerates	0.4%	0.4%
Technology Hardware, Storage and Peripherals	-%	0.4%
Textiles, Apparel and Luxury Goods	-%	0.1%
Airlines	-%	0.8%
Total	100.0%	100.0%

The table below shows the weighted average yields and interest rate of our debt investments at fair value as of December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
Weighted average total yield of debt and income producing securities	10.51%	11.47%
Weighted average interest rate of debt and income producing securities (1)	10.10%	8.83%
Weighted average spread over reference rate of all floating rate investments (2)	4.61%	4.47%

(1)	CLO equity securities are considered income producing securities but do not have an ascribed interest rate, and therefore are excluded from the calculation

(2)	Variable rate loans bear interest at a rate that may be determined by reference to either a) LIBOR (which can include one-, two-, three- or six-month LIBOR) or b) SOFR (which can include one-, three-, or six-month SOFR), which resets periodically based on the terms of the loan agreement. At the borrower’s option, loans may instead reference an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), which also resets periodically based on the terms of the loan agreements. Loans that reference SOFR may include CSA, where the CSA is a defined additional spread amount based on the tenor of SOFR the borrower selects (making the reference rate S+CSA).

Results of Operations

The following table represents the operating results for the years ended December 31, 2023, 2022, and 2021:

	For the Year Ended December 31
	2023	2022	2021
Total investment income	$112,223,607	$74,499,900	$39,685,653
Less: Net expenses	54,236,087	33,419,068	16,851,412
Net investment income	57,987,520	41,080,832	22,834,241
Net realized gains (losses) on investments	(2,715,413)	(8,130,187)	4,753,263
Net change in unrealized gains (losses) on investments	52,563,544	(107,432,980)	(8,527,786)
Net increase (decrease) in net assets resulting from operations	$107,835,651	$(74,482,335)	$19,059,718

Investment Income

Investment income for the years ended December 31, 2023, 2022, and 2021, was as follows:

	For the Year Ended December 31
	2023	2022	2021
Interest from investments	$107,739,382	$73,705,450	$38,897,216
Dividend income	4,066,745	610,203	9,597
Other income	417,480	184,247	778,840
Total investment income	$112,223,607	$74,499,900	$39,685,653

For the years ended December 31, 2023, 2022, and 2021 total investment income was driven by interest income from our investments. The size of our investment portfolio at fair value increased from $600.1 million as of December 31, 2020 to $1.1 billion as of December 31, 2021, decreased from $1.1 billion as of December 31, 2021 to $966.9 million as of December 31, 2022, and increased from $966.9 million as of December 31, 2022 to $1.0 billion as of December 31, 2023. All debt and short-term investments were income producing, and there were no loans on non-accrual status as of December 31, 2023.

Expenses

Operating expenses for the years ended December 31, 2023, 2022, and 2021, was as follows:

	For the Year Ended December 31
	2023	2022	2021
Interest expense	$44,483,152	$23,452,169	$8,616,661
Management fees	8,408,074	8,328,713	6,369,583
Other operating expenses	2,320,870	2,604,275	2,586,366
Directors fees	75,000	75,000	75,000
Management fee waiver	(1,051,009)	(1,041,089)	(796,198)
Net expenses	$54,236,087	$33,419,068	$16,851,412

Net expenses for the year ended December 31, 2023 were $54.2 million, which consisted of $44.5 million in interest and debt financing, $8.4 million in management fees, $2.3 million in other operating expenses, and $75 thousand in directors fees offset by $1.1 million in management fee waiver from the Investment Advisor.

Interest expense increased during the year ended December 31, 2023, primarily due to increased average interest rates under our BoA Credit Facility and WF Credit Facility. Average debt outstanding decreased from $667.5 million to $629.6 million for the years ended December 31, 2022 and December 31, 2023, respectively. Management fees increased due to a higher value of average net assets during the period. Average net assets increased from $416.4 million to $420.4 million as of December 31, 2022 and December 31, 2023, respectively.

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

Net Change in Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the years ended December 31, 2023, 2022, and 2021, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Unrealized gains on investments	$65,920,976	$1,635,443	$6,224,196
Unrealized (losses) on investments	(13,357,432)	(109,068,423)	(14,751,982)
Net change in unrealized gains (losses) on investments	$52,563,544	$(107,432,980)	$(8,527,786)

The change in unrealized appreciation (depreciation) for the years ended December 31, 2023, 2022, and 2021 totaled $52.6 million, $(107.4) million, and $(8.5) million, respectively. For the year ended December 31, 2023, this consisted of net unrealized appreciation of $41.1 million related to existing portfolio investments and net unrealized appreciation of $11.5 million related to exited portfolio investments (a portion of which has been reclassified to realized gains). For the year ended December 31, 2022, this consisted of net unrealized depreciation of $106.2 million related to existing portfolio investments and net unrealized depreciation of $1.2 million related to exited portfolio investments (a portion of which has been reclassified to realized gains). For the year ended December 31, 2021, this consisted of net unrealized depreciation of $864 thousand related to existing portfolio investments and unrealized appreciation of $2.7 million related to new portfolio investments, and net unrealized depreciation of $10.4 million related to exited portfolio investments (a portion of which has been reclassified to realized gains).

Financial Condition, Liquidity and Capital Resources

We anticipate cash to be generated from registered offerings of our common stock and other future offerings of equity and debt securities (including on-balance sheet CLO financings), and cash flows from operations, including interest earned from the temporary investment of cash in cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less. On January 14, 2020, our sole stockholder approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act to us effective as of such date. As a result of the reduced asset coverage requirement, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. If we are unable to obtain leverage or raise equity capital on terms that are acceptable to us, our ability to grow our portfolio could be substantially impacted. Furthermore, while any indebtedness and senior securities remain outstanding, we may be required to prohibit any distribution to our stockholders or the repurchase of shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. In connection with borrowings, our lenders, including under the BoA Credit Facility and the WF Credit Facility, may require us to pledge assets, investor commitments to fund capital calls and/or the proceeds of those capital calls. In addition, such lenders may ask us to comply with positive or negative covenants that could have an effect on our operations.

During the year ended December 31, 2023, we experienced a net increase in cash and cash equivalents of $466 thousand. During the period, net cash provided by operating activities was $19.5 million, primarily as a result of proceeds received from sale of investments (excluding investments in short-term money market funds) of $247.1 million, partially offset by fundings of portfolio investments (excluding investments in short-term money market funds) of $273.7 million. We invested in short-term money market funds during the period, and as of the end of the period we held $63.8 million in fair value of short-term money market funds. During the same period, net cash used in financing activities was $19.1 million, primarily consisting of $1.0 million of net repayments under the BoA Credit Facility and WF Credit Facility, $1.8 million of payments of debt issuance costs and distributions paid in cash of $33.9 million, partially offset by proceeds from the issuance of common stock of $17.6 million.

During the year ended December 31, 2022, we experienced a net increase in cash and cash equivalents of $557 thousand. During the period, net cash provided by operating activities was $25.1 million, primarily as a result of proceeds received from sale of investments (excluding investments in short-term money market funds) of $314.4 million, partially offset by fundings of portfolio investments (excluding investments in short-term money market funds) of $279.0 million. We invested in short-term money market funds during the period, and as of the end of the period we held $50.3 million in fair value of short-term money market funds. During the same period, net cash used in financing activities was $24.6 million, primarily consisting of $10.8 million of net repayments under the BoA Credit Facility and WF Credit Facility and distributions paid in cash of $18.8 million, partially offset by proceeds from the issuance of common stock of $5.0 million.

During the year ended December 31, 2021, we experienced a net increase in cash and cash equivalents of $411 thousand. During the period, net cash used in operating activities was $438 million, primarily as a result of fundings of portfolio investments (excluding investments in short-term money market funds) of $926.4 million, partially offset by proceeds received from sale of investments (excluding investments in short-term money market funds) of $406.8 million. We invested in short-term money market funds during the period, and as of the end of the period we held $78.1 million in fair value of short-term money market funds. During the same period, net cash provided by financing activities was $438.4 million, primarily consisting of $256.6 million of net borrowing under the BoA Credit Facility and WF Credit Facility and proceeds from the issuance of common stock of $188.9 million, partially offset by distributions paid in cash of $6.3 million.

As of December 31, 2023 and December 31, 2022, we had cash and cash equivalents of $2.1 million and $1.7 million, respectively. As of December 31, 2023, we had $504.0 million principal outstanding under the BoA Credit Facility and $136.3 million principal outstanding under the WF Credit Facility. As of December 31, 2022, we had $514.5 million principal outstanding under the BoA Credit Facility and $126.8 million principal outstanding under the WF Credit Facility.

During the years ended December 31, 2023, 2022, and 2021, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	December 31, 2023			December 31, 2022			December 31, 2021
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments(1)	% of Capital Commitments Funded
Common stock	$17,654,225	$-	100%	$5,023,800	$-	100%	$193,511,571	$4,650,000	98%

(1)	100% of the unfunded commitments were drawn down in January 2022.

As a BDC, we are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. As of December 31, 2023, our asset coverage ratio was 172%.

Capital Contributions

During the years ended December 31, 2023, 2022, and 2021, the Company issued and sold 2,816,166 shares at an aggregate purchase price of $46.7 million, 1,716,297 shares at an aggregate purchase price of $29.2 million, and 10,007,526 shares at an aggregate purchase price of $206.6 million, respectively. These amounts include shares issued in reinvestment.

Financing Arrangements

Bank of America Credit Facility

On February 18, 2020, we, through a special purpose wholly-owned subsidiary, PS BDC Funding, entered into the Credit Agreement with the Lenders, BofA N.A. as the administrative agent and BofA Securities, as Lead Arranger and Sole Book Manager, pursuant to which the Lenders agreed to provide us with a revolving line of credit.

Under the BoA Credit Facility, which matures on February 18, 2025, the Lenders have agreed to extend credit to PS BDC Funding in an aggregate amount up to the Commitment (as defined in the Credit Agreement) amount. The Commitment amount for the BoA Credit Facility is currently $725 million. The Borrowers’ ability to draw under the BoA Credit Facility is scheduled to terminate on February 11, 2025. All amounts outstanding under the BoA Credit Facility are required to be repaid by February 18, 2025.

Prior to February 3, 2023, the loans under the BOA Credit Facility may have been base rate loans or euro currency loans. The base rate loans bore interest at the base rate plus 1.30%, and the eurocurrency rate loans bore interest at 1-month or 3-month LIBOR plus 1.30%. The “base rate” was equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate, and (c) 1-month or 3-month LIBOR. On February 3, 2023, the Company entered into an omnibus amendment to the BoA Credit Facility that, among other things: (i) removed LIBOR transition language and (ii) replaced eurocurrency rate loans with SOFR loans.

As of February 3, 2023, the loans under the BoA Credit Facility may be base rate loans or SOFR loans. The base rate loans will bear interest at the base rate plus 1.40%, and the SOFR loans will bear interest at 1-month SOFR plus 1.40% or 3-month SOFR plus 1.45%. The “base rate” will be equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate, and (c) 1-month or 3-month SOFR plus 0.10%. The Credit Agreement includes fallback language in the event that SOFR becomes unavailable. Interest pursuant to base rate loans is payable quarterly in arrears, and interest pursuant to SOFR loans is payable either quarterly or monthly, as specified by the Borrowers in a loan notice pertaining thereto. The Credit Agreement requires the payment of a commitment fee of 0.50% for unused Commitments until the four-month anniversary of the Second Amendment to the Credit Agreement. Thereafter, the commitment fee is 0.50% on unused Commitments up to 30% of the BoA Credit Facility, and 1.30% on unused Commitments in excess of 30% of the BoA Credit Facility. Such fee is payable quarterly in arrears. The advance rate for PS BDC Funding’s Eligible Collateral Assets ranges from 40% for Second Lien Bank Loans to 70% for First Lien Bank Loans that are B Assets to 100% for Cash (excluding Excluded Amounts) (as each such term is defined in the Credit Agreement).

PS BDC Funding has pledged all of its assets to BofA N.A., in its capacity as Administrative Agent, to secure its obligations under the BoA Credit Facility. Both the Company and PS BDC Funding have made customary representations and warranties and are required to comply with various covenants, reporting requirements, and other customary requirements for similar credit facilities. Borrowing under the BoA Credit Facility is subject to the leverage restrictions contained in the 1940 Act and PS BDC Funding complies with 1940 Act provisions relating to affiliated transactions and custody (Section 17, as modified by Section 57, of the 1940 Act). The custodian of the assets pledged to BofA N.A. pursuant to the BoA Credit Facility is U.S. Bank National Administration. The obligations under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, including in the event of a change of control of PS BDC Funding or if the Investment Advisor ceases to serve as investment adviser to the Company.

As of December 31, 2023, we had approximately $504.0 million principal outstanding and $221.0 million of available Commitments under the BoA Credit Facility, and PS BDC Funding was in compliance with the applicable covenants in the BoA Credit Facility on such date.

Wells Fargo Credit Facility

On December 18, 2020, we, through a special purpose wholly-owned subsidiary, PS BDC Funding II, entered into the Loan Agreement with the WF Lenders, WFB as the administrative agent and U.S. Bank, as Collateral Agent and Custodian, pursuant to which the WF Lenders agreed to provide us with a line of credit.

On December 18, 2023, we entered into an amendment to the WF Credit Facility (the “WF Credit Facility Fourth Amendment”) that amends the WF Credit Facility to, among other things: (i) increase the amount available for borrowing under the WF Credit Facility from $150,000,000 to $175,000,000, (ii) extend the facility maturity date from December 18, 2025 to December 18, 2028 and (iii) extend the reinvestment period from December 18, 2023 to December 18, 2026 (subject to other provisions of the WF Credit Facility).

Prior to April 10, 2023 the loans under the WF Credit Facility may have been Broadly Syndicated Loans or Middle Market loans and were eurocurrency rate loans unless such rate was unavailable, in which case the loans were base rate loans until such rate was available. Broadly Syndicated Loans bore interest at the LIBOR or base rate, as applicable, plus 1.85%, and Middle Market Loans bore interest at LIBOR or base rate, as applicable, plus 2.35%. The “base rate” was equal to the highest of (a) the federal funds rate plus 0.50% and (b) the prime rate. On April 10, 2023, the Company entered into an amendment to the WF Credit Facility that, among other things: (i) transferred and assigned U.S. Bank National Association’s rights and obligations as collateral agent and as a secured party to U.S. Bank Trust Company, National Association, (ii) referenced SOFR instead of LIBOR and (iii) removed LIBOR transition language.

As of April 10, 2023, the loans under the WF Credit Facility may be Broadly Syndicated Loans or Middle Market Loans and will bear interest at Daily Simple SOFR or base rate (to the extent Daily Simple SOFR is unavailable), plus 2.50%, with an interest rate floor of 0.0%. The “base rate” will be equal to the highest of (a) the federal funds rate plus 0.50% and (b) the prime rate. The Loan Agreement includes fallback language in the event that Daily Simple SOFR becomes unavailable. Interest is payable quarterly, as determined by the WFB as the administrative agent. Following an amendment to the WF Credit Facility on October 13, 2021, the Loan Agreement requires the payment of a non-usage fee of (x) during the first thirteen months following the closing of the WF Credit Facility, 0.50% multiplied by daily unused Facility Amounts, (y) between thirteen and sixteen months following the closing of the WF Credit Facility, 0.50% multiplied by the lesser of (1) daily unused Facility Amounts and (2) 50% of the Facility Amount plus 2.00% multiplied by the greater of (i) the difference between the daily unused Facility Amount and 50% of the Facility Amount and (ii) zero, and, (z) thereafter, 0.50% multiplied by the lesser of (1) daily unused Facility Amounts and (2) 20% of the Facility Amount plus 2.00% multiplied by the greater of (i) the difference between the daily unused Facility Amount and 20% of the Facility Amount and (ii) zero. Such fee is payable quarterly in arrears. The WF Credit Facility includes the option to downsize the facility by paying a Commitment Reduction Fee. The Fee is equal to 2.00% of the facility reduction amount prior to the one-year anniversary of the WF Credit Facility Fourth Amendment, and 1.00% thereafter. The applicable percentage for the advance rate on PS BDC Funding II’s Eligible Loans ranges from 67.5% for Middle Market Loans to 70% for Broadly Syndicated Loans (as each such term is defined in the Loan Agreement).

PS BDC Funding II has pledged all of its assets to U.S. Bank, in its capacity as Collateral Agent, to secure its obligations under the WF Credit Facility and U.S. Bank acts as the custodian of such assets. Both the Company and PS BDC Funding II have made customary representations and warranties and are required to comply with various covenants, reporting requirements, and other customary requirements for similar credit facilities. Borrowing under the WF Credit Facility is subject to the leverage restrictions contained in the 1940 Act and PS BDC Funding II complies with 1940 Act provisions relating to affiliated transactions and custody (Section 17, as modified by Section 57, of the 1940 Act). The obligations under the Loan Agreement may be accelerated upon the occurrence of an event of default under the Loan Agreement, including in the event of a change of control of PS BDC Funding II, if the Investment Advisor ceases to serve as investment adviser to the Company, or if PSCM or its affiliates cease to directly or indirectly own a majority of the membership interests of the Investment Advisor.

As of December 31, 2023, we had approximately $136.3 million principal outstanding and $38.7 million of available Commitments under the WF Credit Facility, and PS BDC Funding II was in compliance with the applicable covenants in the WF Credit Facility on such date.

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

We have adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our Board authorizes, and we declare, a cash dividend or other distribution, then stockholders who do not “opt out” of the Company’s dividend reinvestment plan will have their cash dividends and distributions automatically reinvested in additional shares of our common stock, rather than receiving cash dividends and distributions.

Prior to the IPO, the Board primarily used newly-issued shares of the Company’s common stock to implement the dividend reinvestment plan. The number of shares of common stock to be issued to a participant prior to the IPO would be equal to the quotient determined by dividing the cash value of the dividend payable to such stockholder by the net asset value per share as of the date such dividend was declared.

After the IPO, the Board intends to primarily use newly-issued shares to implement the dividend reinvestment plan, whether or not the shares are trading at a price per share at, below or above net asset value. However, the Board reserves the right to purchase shares in the open market in connection with the implementation of the dividend reinvestment plan. The Board will examine the full facts and circumstances of each such dividend to determine the approach (i.e., to use newly issued shares or effectuate open market purchases to implement the dividend reinvestment plan) that is in the best interests of stockholders taking into account the Board’s fiduciary duties to stockholders, including by weighing the potential dilution in connection with such issuance to be incurred by the Company’s stockholders against the Company’s need and usage of reinvested funds, and, if we use newly issued shares to implement the dividend reinvestment plan at a time when the shares are trading at a price below NAV, the stockholders’ receipt of fewer shares than they would have if we had effectuated open market purchases. The number of newly issued shares to be issued to a participant would be determined by dividing the total dollar amount of the dividend payable to such stockholder by the market price per share of our common stock at the close of regular trading on a national securities exchange on the dividend payment date. Shares purchased in open market transactions by Equiniti, the plan administrator and our transfer agent, registrar, and dividend disbursing agent, will be allocated to a participant based upon the average purchase price, excluding any brokerage charges or other charges, of all shares of our common stock purchased with respect to the dividend.

A registered stockholder may elect to receive an entire distribution in cash by notifying Equiniti in writing so that such notice is received by the plan administrator no later than the record date for distributions to stockholders. The plan administrator will set up an account for shares acquired through the plan for each stockholder who has not elected to receive dividends or other distributions in cash and hold such shares in noncertificated form.

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

Under procedures established by our Board, we value investments for which market quotations are readily available at such market quotations. Assets listed on an exchange will be valued at their last sales prices as reported to the consolidated quotation service at 4:00 P.M. Eastern Time on the date of determination. If no such sales of such securities occurred, such securities will be valued at the mean between the last available bid and ask prices as reported by an independent, third-party pricing service on the date of determination (unless the prices provided by the pricing service is believed by the Investment Advisor to be unreliable or a significant event has occurred subsequent to the provision of the prices that the Investment Advisor determines will affect the fair value of the securities). Debt and equity securities that are not publicly traded or whose market prices are not readily available (or for which either of the events noted in the parenthetical immediately above occur) are valued at fair value by the Investment Advisor. Such determination of fair values may involve subjective judgments and estimates, although we will also engage independent valuation providers to review the valuation of each portfolio investment that constitutes a material portion of our portfolio and that does not have a readily available market quotation at least once annually. With respect to unquoted securities, our Investment Advisor will value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. With respect to Level 3 assets, we intend to retain one or more independent providers of financial advisory services to assist the Investment Advisor by performing certain limited third-party valuation services. We may appoint additional or different third-party valuation firms in the future.

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

Related Party Transactions

We have entered into the Advisory Agreement with the Investment Advisor and the Administration Agreement with the Investment Advisor (in such capacity, the Administrator). Mr. Christopher D. Long and Mr. Jeffrey D. Fox, each an executive officer of ours and an interested member of our Board, and Angie K. Long and Scott A. Betz, each an executive officer of ours, have an indirect pecuniary interest in the Investment Advisor. The Investment Advisor is a registered investment adviser under the Advisers Act that is majority-owned by PSCM. See “Note 3. Agreements and Related Party Transactions – Administration Agreement” and “– Investment Advisory Agreement” in the notes to the accompanying consolidated financial statements.

Contractual Obligations

We have certain contracts under which we have material future commitments. We have entered into the Advisory Agreement with the Investment Advisor in accordance with the 1940 Act. Payments for investment advisory services under the Advisory Agreement are equal to (a) a base management fee calculated at an annual rate of 1.75% of the average value of the weighted average of our total net assets at the end of the two most recently completed quarters and (b) an incentive fee based on our performance. The Investment Advisor agreed to waive its right to receive management fees in excess of 1.75% of the total net assets during any period prior to the IPO. We have entered into an Administration Agreement with the Administrator to serve as our administrator. Pursuant to the Administration Agreement, the Administrator furnishes us with office facilities and equipment, provides us with clerical, bookkeeping and recordkeeping services at such facilities, and provides us with other services necessary for us to operate or has engaged a third-party firm to perform some or all of these functions.

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at December 31, 2023 is as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
BoA Credit Facility, Net	$505,417,357	$-	$505,417,357	$-	$-
WF Credit Facility, Net	$136,411,448	$-	$-	$136,411,448	$-
Total contractual obligations	$641,828,805	$-	$505,417,357	$136,411,448	$-

Off-Balance Sheet Arrangements

Unfunded commitments to provide funds to portfolio companies are not recorded on our consolidated statements of assets and liabilities. Our unfunded commitments may be significant from time to time. Unfunded commitments may expire without being drawn upon and the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2023 and December 31, 2022, we had fifteen unfunded commitments totaling $20.1 million, and two unfunded commitments totaling $2.6 million, respectively. See “Note 8. Commitments and Contingencies” in the notes to the accompanying consolidated financial statements for specific identification of the unfunded commitments. We believe we maintain sufficient liquidity in the form of cash (including restricted cash, if any), receivables and borrowing capacity to fund these unfunded commitments should the need arise. See Financial Condition, Liquidity and Capital Resources above.

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

Assuming that the consolidated statement of assets and liabilities as of December 31, 2023 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rate.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(2,707,525)	$(1,600,625)	$(1,106,900)
Up 100 basis points	10,828,317	6,402,500	4,425,817
Up 200 basis points	21,540,626	12,805,000	8,735,626
Up 300 basis points	32,151,029	19,207,500	12,943,529

The data in the table are based on our current statement of assets and liabilities. As of December 31, 2023, the Company had $14.6 million in net purchases that had not yet settled and $20.1 million in unfunded commitments. After settlement of these purchases, the change in interest expense will be larger as a result of the increase in the amount borrowed under the BoA Credit Facility or WF Credit Facility, as applicable. The table does not include any change in dividend income from our money market investments.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Palmer Square Capital BDC Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Palmer Square Capital BDC Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2023 and 2022 by correspondence with the custodian, brokers and agent banks. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Kansas City, Missouri

February 28, 2024

We have served as the Company’s auditor since 2019.

PCAOB ID: 238

Palmer Square Capital BDC Inc.

Consolidated Statement of Assets and Liabilities

	December 31, 2023	December 31, 2022
Assets:
Non-controlled, non-affiliated investments, at fair value (amortized cost of $1,159,135,422 and $1,120,099,935, respectively)	$1,108,810,753	$1,017,211,732
Cash and cash equivalents	2,117,109	1,650,801
Receivables:
Receivable for sales of investments	97,141	31,014,356
Receivable for paydowns of investments	344,509	136,119
Due from investment adviser	1,718,960	234,102
Dividend receivable	301,637	141,997
Interest receivable	8,394,509	6,465,594
Prepaid expenses and other assets	30,100	598,327
Total Assets	$1,121,814,718	$1,057,453,028

Liabilities:
Credit facilities, net (Note 6)	$641,828,805	$641,309,417
Payables:
Payable for investments purchased	14,710,524	42,750,748
Distributions payable	-	6,941,066
Management fee payable	2,252,075	1,872,815
Accrued other general and administrative expenses	1,067,921	1,135,500
Total Liabilities	$659,859,325	$694,009,546

Commitments and contingencies (Note 8)

Net Assets:
Common Shares, $0.001 par value; 450,000,000 shares authorized; 27,102,794 and 24,286,628 as of December 31, 2023 and December 31, 2022, respectively issued and outstanding	$27,103	$24,287
Additional paid-in capital	520,663,106	473,921,377
Total distributable earnings (accumulated deficit)	(58,734,816)	(110,502,182)
Total Net Assets	$461,955,393	$363,443,482
Total Liabilities and Net Assets	$1,121,814,718	$1,057,453,028
Net Asset Value Per Common Share	$17.04	$14.96

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statement of Operations

	For the Year Ended December 31
	2023	2022	2021
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$107,739,382	$73,705,450	$38,897,216
Dividend income	4,066,745	610,203	9,597
Other income	417,480	184,247	778,840
Total investment income from non-controlled, non-affiliated investments	112,223,607	74,499,900	39,685,653
Total Investment Income	112,223,607	74,499,900	39,685,653

Expenses:
Interest expense	44,483,152	23,452,169	8,616,661
Management fees	8,408,074	8,328,713	6,369,583
Professional fees	792,645	741,961	758,435
Directors fees	75,000	75,000	75,000
Other general and administrative expenses	1,528,225	1,862,314	1,827,931
Total Expenses	55,287,096	34,460,157	17,647,610
Less: Management fee waiver (Note 3)	(1,051,009)	(1,041,089)	(796,198)
Net expenses	54,236,087	33,419,068	16,851,412
Net Investment Income (Loss)	57,987,520	41,080,832	22,834,241

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses):
Non-controlled, non-affiliated investments	(2,715,413)	(8,130,187)	4,753,263
Total net realized gains (losses)	(2,715,413)	(8,130,187)	4,753,263
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	52,563,544	(107,432,980)	(8,527,786)
Total net change in unrealized gains (losses)	52,563,544	(107,432,980)	(8,527,786)
Total realized and unrealized gains (losses)	49,848,131	(115,563,167)	(3,774,523)

Net Increase (Decrease) in Net Assets Resulting from Operations	$107,835,651	(74,482,335)	19,059,718

Per Common Share Data:
Basic and diluted net investment income per common share	$2.26	1.78	1.47
Basic and diluted net increase (decrease) in net assets resulting from operations	$4.20	(3.22)	1.23
Weighted Average Common Shares Outstanding - Basic and Diluted	25,700,603	23,130,666	15,494,614

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statement of Changes in Net Assets

	For the Year Ended December 31
	2023	2022	2021
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$57,987,520	$41,080,832	$22,834,241
Net realized gains (losses) on investments and foreign currency transactions	(2,715,413)	(8,130,187)	4,753,263
Net change in unrealized gains (losses) on investments, foreign currency translations, and foreign currency exchange contracts	52,563,544	(107,432,980)	(8,527,786)
Net Increase (Decrease) in Net Assets Resulting from Operations	107,835,651	(74,482,335)	19,059,718

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(56,068,285)	(43,102,007)	(17,845,775)
Distributions declared from realized gains	-	(953,110)	(8,106,718)
Net Decrease in Net Assets Resulting from Stockholder Distributions	(56,068,285)	(44,055,117)	(25,952,493)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	17,654,225	5,023,801	188,861,571
Reinvestment of distributions	29,090,320	24,159,545	17,683,821
Net Increase in Net Assets Resulting from Capital Share Transactions	46,744,545	29,183,346	206,545,392
Total Increase (Decrease) in Net Assets	98,511,911	(89,354,106)	199,652,617
Net Assets, Beginning of Period	363,443,482	452,797,588	253,144,971
Net Assets, End of Period	$461,955,393	$363,443,482	452,797,588

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.
Consolidated Statement of Cash Flows

	For the Year Ended December 31
	2023	2022	2021
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$107,835,651	$(74,482,335)	$19,059,718
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gains)/losses on investments	2,715,413	8,130,187	(4,753,263)
Net change in unrealized (gains)/losses on investments	(52,563,544)	107,432,980	8,527,786
Net accretion of discount on investments	(1,851,339)	(1,717,453)	(286,282)
Purchases of short-term investments	(578,708,751)	(374,447,403)	(662,604,311)
Purchases of portfolio investments	(273,733,424)	(278,951,054)	(926,351,937)
Proceeds from sale of short-term investments	565,459,502	402,242,952	637,566,416
Proceeds from sale of portfolio investments	247,083,117	314,355,643	406,800,208
Amortization of deferred financing cost	1,005,799	988,243	909,269
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in receivable for sales of investments	30,917,215	(13,620,479)	(5,631,875)
(Increase)/decrease in interest and dividends receivable	(2,088,555)	(2,770,690)	(2,224,325)
(Increase)/decrease in due from investment adviser	(1,484,858)	46,638	(125,387)
(Increase)/decrease in receivable for paydowns of investments	(208,390)	91,429	(106,157)
(Increase)/decrease in prepaid expenses and other assets	568,233	(402,331)	(195,996)
Increase/(decrease) in interest payable on credit facilities	2,326,070	1,160,678	-
Increase/(decrease) in payable for investments purchased	(28,040,224)	(61,528,210)	88,725,508
Increase/(decrease) in management fees payable	379,260	(373,103)	1,003,097
Increase/(decrease) in directors fee payable	-	(5,000)	-
Increase/(decrease) in accrued other general and administrative expenses	(67,579)	(1,038,008)	1,676,221
Net cash provided by (used in) operating activities	19,543,596	25,112,684	(438,011,310)
Cash Flows from Financing Activities:
Borrowings on the credit facilities	27,500,000	81,250,000	256,629,745
Payments on the credit facilities	(28,500,000)	(92,000,000)	-
Payments of debt issuance costs	(1,812,482)	-	(780,621)
Distributions paid in cash	(33,919,031)	(18,829,187)	(6,288,461)
Proceeds from issuance of common shares, net of change in subscriptions receivable of $ -	17,654,225	5,023,801	188,861,571
Net cash provided by (used in) financing activities	(19,077,288)	(24,555,386)	438,422,234
Net increase/(decrease) in cash and cash equivalents	466,308	557,298	410,924
Cash and cash equivalents, beginning of period	1,650,801	1,093,503	682,579
Cash and cash equivalents, end of period	$2,117,109	$1,650,801	1,093,503

Supplemental and Non-Cash Information:
Interest paid during the period	$42,157,082	$22,291,491	$7,313,093
Distributions declared during the period	$56,068,285	$44,055,117	$25,952,493
Reinvestment of distributions during the period	$29,090,320	$24,159,545	$17,683,821
Distributions payable	$-	$6,941,066	$5,874,681

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of December 31, 2023

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal/ Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Debt Investments
First Lien Senior Secured(2)
888 Holdings PLC (4)(6)	Hotels, Restaurants and Leisure	10.82% (S + CSA + 5.25%)	7/8/2028	$3,391,190	$3,170,705	$3,301,560	0.6%
AAdvantage Loyalty IP Ltd. (4)(6)	Insurance	10.43% (S + CSA + 4.75%)	4/20/2028	3,375,000	3,349,525	3,472,300	0.7%
AccentCare, Inc. (6)	Healthcare Providers and Services	9.65% (S + CSA + 4.00%)	6/22/2026	5,909,529	5,910,503	4,648,848	0.9%
Accession Risk Management Group, Inc. (9)	Insurance	11.35% (S + 6.00%)	10/30/2029	167,153	140,244	154,018	0.0%
Accession Risk Management Group, Inc.	Insurance	11.41% (S + CSA + 6.00%)	10/30/2029	375,000	375,000	373,125	0.1%
Accession Risk Management Group, Inc.	Insurance	11.02% (S + CSA + 5.50%)	11/1/2029	798,244	778,995	798,244	0.2%
Accession Risk Management Group, Inc. (7)	Insurance	11.01% (S + CSA + 5.50%)	11/1/2029	6,129,372	6,094,817	6,129,372	1.2%
Acrisure, LLC (6)	Insurance	9.90% (L + 4.25%)	2/15/2027	4,949,000	4,925,187	4,970,652	1.0%
Acrisure, LLC (6)	Insurance	9.15% (L + 3.50%)	2/12/2027	5,782,273	5,774,311	5,780,741	1.2%
AI Aqua Merger Sub, Inc., (6)(7)	Food Products	9.09% (S + 3.75%)	6/16/2028	7,584,500	7,588,317	7,599,745	1.6%
Aimbridge Acquisition Co., Inc. (6)	Hotels, Restaurants and Leisure	9.22% (S + CSA + 3.75%)	2/2/2026	4,885,204	4,823,681	4,565,932	1.0%
Alliant Holdings Intermediate LLC (6)	Insurance	8.86% (S + 3.50%)	11/6/2030	2,378,637	2,377,608	2,392,172	0.5%
Allied Universal Holdco LLC (6)	Professional Services	9.21% (S + CSA + 3.75%)	4/7/2028	6,842,500	6,836,638	6,824,778	1.5%
Amentum Government Services Holdings LLC (6)	Aerospace and Defense	9.36% (S + 4.00%)	2/15/2029	5,910,000	5,890,084	5,923,298	1.3%
American Rock Salt Company LLC (6)	Metals and Mining	9.47% (S + CSA + 4.00%)	6/9/2028	5,854,900	5,848,790	5,551,177	1.2%
Amynta Agency Borrower, Inc. (6)	Insurance	9.61% (S + 4.25%)	2/28/2028	6,965,044	6,784,256	6,982,456	1.5%
AP Gaming I, LLC (4)(6)	Hotels, Restaurants and Leisure	9.46% (S + CSA + 4.00%)	2/15/2029	8,601,812	8,501,084	8,647,488	1.9%
Apollo Finco BV (4)	Household Durables	8.74% (E + 4.85%)	10/2/2028	1,000,000	789,613	810,000	0.2%
Aptean Inc (6)(7)	Software	9.71% (S + CSA + 4.25%)	4/23/2026	8,721,003	8,706,221	8,709,907	1.9%
Aptean Inc (7)	Software	10.61% (S + 5.25%)	12/14/2030	4,711,640	4,664,524	4,664,524	1.0%
AQA Acquisition Holding, Inc. (6)	Software	9.89% (S + CSA + 4.25%)	3/3/2028	8,345,432	8,250,166	8,349,604	1.8%
Aramsco, Inc. (7)	Machinery	10.10% (S + 4.75%)	10/10/2030	4,087,129	3,991,632	4,091,137	0.9%
ARC Falcon I Inc. (6)	Chemicals	8.96% (S + CSA + 3.50%)	8/31/2028	4,906,369	4,889,855	4,866,505	1.1%
Aretec Group, Inc. (6)	Diversified Financial Services	9.96% (S + CSA + 4.50%)	8/9/2030	4,987,469	4,838,877	4,990,860	1.1%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of December 31, 2023

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal/ Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Ascend Learning, LLC (6)	Professional Services	8.96% (S + CSA + 3.50%)	11/18/2028	7,350,000	7,323,339	7,235,671	1.6%
Aspire Bakeries Holdings, LLC (6)	Food Products	9.61% (S + 4.25%)	12/13/2030	3,000,000	2,970,012	3,015,000	0.7%
AssuredPartners, Inc. (6)	Insurance	8.97% (S + CSA + 3.50%)	2/12/2027	4,371,635	4,374,552	4,388,028	0.9%
AssuredPartners, Inc. (6)	Insurance	8.86% (S + 3.50%)	2/12/2027	1,965,000	1,956,461	1,971,878	0.4%
Athletico Management, LLC (6)	Healthcare Providers and Services	9.75% (S + CSA + 4.25%)	2/2/2029	7,116,625	7,090,060	6,015,790	1.3%
Autokiniton US Holdings, Inc. (6)(7)	Auto Components	9.97% (S + CSA + 4.50%)	3/27/2028	8,051,692	8,056,553	8,092,675	1.8%
Aveanna Healthcare LLC (4)(6)	Healthcare Providers and Services	9.24% (S + CSA + 3.75%)	6/30/2028	5,096,375	5,061,286	4,757,848	1.0%
Barracuda Networks, Inc. (6)	Software	9.88% (S + 4.50%)	8/15/2029	7,425,000	7,238,805	7,269,558	1.6%
B’laster Holdings, LLC (7)	Chemicals	10.94% (S + 5.50%)	10/16/2029	4,433,334	4,342,011	4,362,774	0.9%
Boxer Parent Company, Inc. (6)	Software	9.61% (S + 4.25%)	12/2/2028	5,000,000	4,950,000	5,043,125	1.1%
Castle US Holding Corporation (7)	Professional Services	9.40% (S + CSA + 3.75%)	1/27/2027	1,957,895	1,951,797	1,384,163	0.3%
Castle US Holding Corporation (6)(7)	Professional Services	9.65% (S + CSA + 4.00%)	1/31/2027	5,986,178	5,943,311	4,184,338	0.9%
CCI Buyer, Inc. (6)(7)	Wireless Telecommunication Services	9.35% (S + 4.00%)	12/17/2027	6,726,117	6,720,617	6,716,499	1.5%
CCS-CMGC Holdings, Inc. (6)	Healthcare Providers and Services	11.32% (S + CSA + 5.50%)	10/1/2025	5,299,922	5,265,722	4,499,131	1.0%
CDK Global (6)	Software	9.35% (S + 4.00%)	7/6/2029	3,970,000	3,857,969	3,997,075	0.9%
Congruex Group LLC (7)	Construction and Engineering	11.28% (S + CSA + 5.75%)	4/28/2029	6,156,250	6,030,595	5,879,219	1.3%
Connectwise LLC (6)	IT Services	8.97% (S + CSA + 3.50%)	9/29/2028	7,840,000	7,830,094	7,840,000	1.7%
Consolidated Communications, Inc. (4)(6)	Diversified Telecommunication Services	8.97% (S + CSA + 3.50%)	10/2/2027	4,428,009	4,139,814	4,133,458	0.9%
ConvergeOne Holdings Corp. (6)(7)(2)	IT Services	12.50% (P + 4.00%)	1/4/2026	9,736,877	9,630,247	5,537,849	1.2%
Corelogic, Inc. (6)	Internet Software and Services	8.97% (S + CSA + 3.50%)	4/14/2028	7,820,000	7,813,343	7,631,030	1.7%
CP Atlas Buyer, Inc (6)	Building Products	9.21% (S + CSA + 3.75%)	11/23/2027	6,826,201	6,749,038	6,733,024	1.5%
CPM Holdings, Inc. (6)	Machinery	9.84% (S + 4.50%)	9/27/2028	4,050,000	3,991,878	4,068,569	0.9%
Creation Technologies, Inc. (4)(7)	Electronic Equipment, Instruments and Components	11.18% (S + CSA + 5.50%)	9/14/2028	4,925,000	4,870,143	4,801,875	1.0%
Crown Subsea Communications Holding, Inc. (6)	Construction and Engineering	10.71% (S + CSA + 5.25%)	4/27/2027	1,828,125	1,797,330	1,840,693	0.4%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of December 31, 2023

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal/ Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Curia Global, Inc. (6)	Healthcare Providers and Services	9.23% (S + CSA + 3.75%)	8/30/2026	4,800,817	4,790,688	4,334,249	0.9%
Deerfield Dakota Holding, LLC (6)	Diversified Financial Services	9.10% (S + 3.75%)	2/25/2027	4,825,000	4,785,512	4,788,813	1.0%
Delta Topco, Inc. (6)	IT Services	9.12% (S + 3.75%)	10/29/2027	6,832,331	6,829,206	6,837,455	1.5%
DIRECTV Financing, LLC (6)	Media	10.65% (S + CSA + 5.00%)	8/2/2027	4,785,000	4,758,070	4,793,685	1.0%
Dotdash Meredith, Inc. (6)	Media	9.44% (S + CSA + 4.00%)	11/23/2028	9,800,000	9,764,648	9,751,000	2.1%
EAB Global, Inc. (6)	Professional Services	8.97% (S + CSA + 3.50%)	6/28/2028	1,773,812	1,767,846	1,773,812	0.4%
ECI Software Solutions, Inc. (6)	Software	9.36% (S + CSA + 3.75%)	9/30/2027	2,835,691	2,828,591	2,840,341	0.6%
ECL Entertainment, LLC (7)	Hotels, Restaurants and Leisure	10.11% (S + 4.75%)	9/3/2030	4,987,500	4,891,150	5,007,450	1.1%
EFS Cogen Holdings I, LLC (6)(7)	Independent Power and Renewable Electricity Producers	9.11% (S + 3.50%)	10/29/2027	7,276,177	7,281,384	7,275,740	1.6%
Endurance International Group, Inc., The (6)	Professional Services	9.42% (S + CSA + 3.50%)	2/10/2028	4,638,599	4,584,186	4,556,705	1.0%
EnergySolutions, LLC (6)	Commercial Services and Supplies	9.36% (S + 4.00%)	9/20/2030	2,992,500	2,956,004	2,996,241	0.6%
Enverus Holdings, Inc. (7)	Software	10.86% (S + 5.50%)	12/22/2029	6,216,216	6,113,561	6,113,547	1.3%
EP Purchaser, LLC (6)	Professional Services	10.11% (S + CSA + 4.50%)	11/6/2028	4,974,929	4,913,751	4,922,070	1.1%
EPIC Y-Grade Services, LP (6)	Energy Equipment and Services	11.49% (S + CSA + 6.00%)	6/30/2027	7,000,000	6,728,726	6,856,080	1.5%
Fertitta Entertainment, LLC (6)	Hotels, Restaurants and Leisure	9.36% (S + 4.00%)	1/29/2029	7,368,750	7,344,237	7,381,424	1.6%
Filtration Group Corp. (6)	Industrial Conglomerates	9.72% (S + CSA + 4.25%)	10/23/2028	3,970,000	3,932,675	3,992,331	0.9%
Flexera Software LLC (6)(7)	Software	9.22% (S + CSA + 3.75%)	1/26/2028	8,710,472	8,692,911	8,716,613	1.9%
Fugue Finance, LLC (4)(6)	Diversified Consumer Services	9.39% (S + 4.00%)	1/31/2028	3,945,188	3,877,785	3,968,306	0.9%
Gainwell Acquisition Corp. (6)	Healthcare Providers and Services	9.45% (S + CSA + 4.00%)	10/1/2027	8,787,797	8,657,860	8,568,102	1.9%
Garda World Security Corporation (4)(6)	Diversified Consumer Services	9.62% (S + 4.25%)	2/12/2029	7,919,799	7,690,415	7,941,698	1.7%
Generation Bridge Northeast, LLC (6)	Independent Power and Renewable Electricity Producers	9.61% (S + 4.25%)	8/22/2029	4,405,585	4,362,895	4,428,538	1.0%
Genuine Financial Holdings LLC (4)(6)	Professional Services	9.36% (S + 4.00%)	9/20/2030	3,990,000	3,932,484	3,986,429	0.9%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of December 31, 2023

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal/ Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Getty Images, Inc. (4)(6)(7)	Media	9.95% (S + CSA + 4.50%)	2/13/2026	7,744,017	7,745,054	7,789,513	1.7%
Global Medical Response, Inc. (6)	Healthcare Providers and Services	9.93% (S + CSA + 4.25%)	9/24/2025	9,003,023	8,974,743	7,097,398	1.5%
Gloves Buyer, Inc.	Machinery	10.47% (S + CSA + 5.00%)	12/29/2027	1,995,000	1,929,386	1,970,063	0.4%
Grab Holdings Inc (4)(6)	IT Services	9.97% (S + CSA + 4.50%)	2/27/2026	2,180,433	2,192,657	2,192,698	0.5%
Great Outdoors Group, LLC (6)	Specialty Retail	9.22% (S + CSA + 3.75%)	3/6/2028	6,936,707	6,914,945	6,945,377	1.5%
Grinding Media Inc. (7)	Metals and Mining	9.68% (S + CSA + 4.00%)	9/21/2028	4,887,500	4,870,648	4,887,500	1.1%
HAH Group Holding Company LLC (6)	Healthcare Providers and Services	10.46% (S + CSA + 5.00%)	10/22/2027	703,731	689,126	699,776	0.2%
HAH Group Holding Company LLC (6)	Healthcare Providers and Services	10.46% (S + CSA + 5.00%)	10/20/2027	5,561,417	5,445,970	5,530,162	1.2%
Hamilton Projects Acquiror, LLC (6)(7)	Independent Power and Renewable Electricity Producers	9.97% (S + CSA + 4.50%)	6/11/2027	7,664,093	7,634,935	7,709,004	1.7%
Helios Software Holdings, Inc. (4)(6)	Diversified Financial Services	9.70% (S + CSA + 4.25%)	7/18/2030	2,500,000	2,403,593	2,501,825	0.5%
Help/Systems Holdings, Inc. (6)	Software	9.48% (S + CSA + 4.00%)	11/19/2026	6,778,876	6,751,274	6,442,373	1.4%
HUB International Ltd.	Insurance	9.66% (S + 4.25%)	6/20/2030	4,089,750	4,050,095	4,112,469	0.9%
Idera, Inc. (6)	IT Services	9.28% (S + CSA + 3.75%)	3/2/2028	9,699,709	9,669,409	9,669,397	2.1%
IMA Financial Group, Inc. (7)	Insurance	9.22% (S + CSA + 3.75%)	10/16/2028	4,900,000	4,882,618	4,906,125	1.1%
Imagefirst Holdings, LLC (7)	Healthcare Providers and Services	10.72% (S + CSA + 5.00%)	4/27/2028	4,145,833	4,033,403	4,145,833	0.9%
Indicor, LLC (6)	Software	9.35% (S + 4.00%)	11/22/2029	3,970,050	3,844,297	3,983,707	0.9%
Indy US Holdco, LLC (6)	Media	11.61% (S + 6.25%)	3/6/2028	6,567,000	5,900,941	6,439,764	1.4%
Infinite Bidco, LLC (6)	Electronic Equipment, Instruments and Components	9.39% (S + CSA + 3.75%)	3/2/2028	6,345,825	6,307,674	6,203,044	1.3%
Infinite Bidco, LLC	Electronic Equipment, Instruments and Components	11.88% (S + CSA + 6.25%)	3/2/2028	2,970,000	2,963,048	2,940,300	0.6%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of December 31, 2023

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal/ Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Inmar, Inc. (6)(7)	Professional Services	10.85% (S + 5.50%)	5/1/2026	7,782,563	7,537,171	7,704,737	1.7%
Invenergy Thermal Operating I LLC (7)	Independent Power and Renewable Electricity Producers	9.92% (S + CSA + 4.50%)	8/14/2029	3,558,261	3,489,433	3,572,725	0.8%
Invenergy Thermal Operating I LLC (7)	Independent Power and Renewable Electricity Producers	9.92% (S + CSA + 4.50%)	8/14/2029	294,071	288,403	295,267	0.1%
iSolved, Inc. (6)	Software	9.48% (S + 4.00%)	10/5/2030	2,600,000	2,574,027	2,608,125	0.6%
Ivanti Software, Inc. (6)	Software	9.67% (S + CSA + 4.00%)	12/1/2027	972,500	971,445	924,079	0.2%
Ivanti Software, Inc. (6)	Software	9.91% (S + CSA + 4.25%)	12/1/2027	6,852,938	6,816,310	6,523,722	1.4%
IVC Acquisition, Ltd. (4)(6)	Professional Services	10.87% (S + 5.50%)	11/17/2028	5,000,000	4,900,475	5,027,075	1.1%
Jack Ohio Finance LLC (7)	Hotels, Restaurants and Leisure	10.22% (S + CSA + 4.75%)	10/31/2028	4,895,434	4,898,075	4,838,843	1.0%
Jones DesLauriers Insurance Management Inc. (4)(7)	Insurance	9.62% (S + 4.25%)	3/16/2030	2,750,000	2,730,178	2,765,469	0.6%
Kestrel Acquisition, LLC (6)	Independent Power and Renewable Electricity Producers	9.72% (S + CSA + 4.25%)	5/2/2025	5,900,476	5,636,874	5,831,735	1.3%
Kleopatra Finco S.a.r.l (4)(6)	Containers and Packaging	10.48% (S + CSA + 4.73%)	2/4/2026	1,945,000	1,942,008	1,841,069	0.4%
LBM Acquisition LLC (6)(7)	Building Products	9.21% (S + CSA + 3.75%)	12/31/2027	7,316,803	7,259,009	7,247,074	1.6%
Life Time, Inc. (4)(6)	Hotels, Restaurants and Leisure	10.11% (S + CSA + 4.25%)	1/15/2026	7,582,556	7,570,881	7,643,216	1.7%
Lifescan Global Corporation (6)	Healthcare Equipment and Supplies	11.98% (S + CSA + 6.50%)	12/31/2026	5,406,440	5,394,007	4,068,346	0.9%
Lightstone Holdco LLC (6)	Independent Power and Renewable Electricity Producers	11.13% (S + 5.75%)	2/1/2027	4,741,832	4,364,801	4,525,486	1.0%
Lightstone Holdco LLC (6)	Independent Power and Renewable Electricity Producers	11.13% (S + 5.75%)	2/1/2027	268,194	246,863	255,957	0.1%
LogMeIn, Inc. (6)	IT Services	10.28% (S + CSA + 4.75%)	8/31/2027	9,744,042	9,663,298	6,493,722	1.4%
Magenta Buyer LLC (6)	Software	10.64% (S + CSA + 5.00%)	7/27/2028	5,390,000	5,353,819	3,857,219	0.8%
Mariner Wealth Advisors, LLC (7)	Diversified Financial Services	9.70% (S + CSA + 4.25%)	8/18/2028	4,954,962	4,804,638	4,964,253	1.1%
Maverick 1, LLC	Software	9.89% (S + CSA + 4.25%)	5/18/2028	4,975,000	4,751,890	4,931,469	1.1%
Max US Bidco Inc.	Food Products	10.35% (S + 5.00%)	10/3/2030	5,725,000	5,445,089	5,365,756	1.2%
Medical Solutions L.L.C. (7)	Healthcare Providers and Services	8.71% (S + CSA + 3.25%)	10/6/2028	4,916,517	4,899,589	4,629,736	1.0%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of December 31, 2023

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal/ Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Mermaid Bidco, Inc.	Software	9.88% (S + 4.50%)	12/22/2027	1,990,000	1,954,539	2,002,438	0.4%
Michael Baker International, LLC (7)	Construction and Engineering	10.47% (S + CSA + 5.00%)	11/2/2028	6,125,000	6,078,246	6,125,000	1.3%
Micro Holding Corp. (6)	IT Services	9.61% (S + 4.25%)	5/3/2028	9,786,662	9,541,199	9,639,862	2.1%
Midwest Veterinary Partners, LLC (6)	Healthcare Providers and Services	9.47% (S + CSA + 4.00%)	4/27/2028	8,793,690	8,730,243	8,740,136	1.9%
Minotaur Acquisition, Inc. (6)(7)	Diversified Financial Services	10.21% (S + CSA + 4.75%)	3/27/2026	11,820,011	11,750,011	11,767,918	2.5%
Mitchell International, Inc. (6)	Professional Services	9.40% (S + CSA + 3.75%)	10/16/2028	9,825,000	9,773,159	9,834,923	2.1%
MLN US HoldCo LLC (6)	Diversified Telecommunication Services	9.97% (S + CSA + 4.50%)	12/31/2025	4,056,188	4,014,973	473,215	0.1%
Momentive Performance Materials USA, LLC (6)	Chemicals	9.86% (S + 4.50%)	3/29/2028	3,845,938	3,708,614	3,732,982	0.8%
NAPA Management Services Corporation (6)	Healthcare Providers and Services	10.71% (S + CSA + 5.25%)	2/23/2029	7,860,000	7,804,787	7,254,937	1.6%
National Mentor Holdings, Inc. (6)	Healthcare Providers and Services	9.20% (S + CSA + 3.75%)	2/18/2028	291,993	291,396	266,748	0.1%
National Mentor Holdings, Inc. (6)	Healthcare Providers and Services	9.20% (S + CSA + 3.75%)	2/18/2028	9,041,196	9,022,958	8,259,494	1.8%
Navicure, Inc. (6)	Healthcare Technology	9.47% (S + CSA + 4.00%)	10/22/2026	4,578,249	4,579,772	4,601,140	1.0%
Nexus Buyer LLC (6)	Diversified Financial Services	9.86% (S + 4.50%)	12/11/2028	5,000,000	4,850,569	4,975,025	1.1%
NorthStar Group Services, Inc. (6)(7)	Commercial Services and Supplies	10.97% (S + CSA + 5.50%)	11/9/2026	8,418,468	8,395,525	8,413,206	1.8%
NSM Top Holdings Corp. (6)	Healthcare Equipment and Supplies	10.70% (S + CSA + 5.25%)	11/12/2026	4,885,496	4,870,473	4,751,145	1.0%
OMNIA Partners, LLC (6)	Professional Services	9.63% (S + 4.25%)	7/25/2030	2,376,731	2,351,405	2,396,244	0.5%
OneDigital Borrower LLC (6)	Insurance	9.71% (S + CSA + 4.25%)	11/16/2027	9,771,519	9,690,190	9,777,675	2.1%
Orchid Merger Sub II, LLC (4)(6)	Software	10.25% (S + CSA + 4.75%)	7/27/2027	4,106,250	3,949,028	2,477,444	0.5%
Padagis, LLC (6)	Pharmaceuticals	10.43% (S + CSA + 4.75%)	7/31/2028	6,588,235	6,558,110	6,382,353	1.4%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of December 31, 2023

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal/ Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Patriot Growth Insurance Services, LLC (7)(10)	Insurance	11.10% (S + 5.75%)	10/14/2028	350,000	276,916	293,500	0.1%
PECF USS Intermediate Holding III Corporation (7)	Professional Services	9.89% (S + CSA + 4.25%)	11/6/2028	4,900,000	4,893,280	3,849,293	0.8%
Peraton Corp. (7)	Aerospace and Defense	9.21% (S + CSA + 3.75%)	2/1/2028	4,778,345	4,786,723	4,796,264	1.0%
PMHC II Inc. (6)	Chemicals	9.81% (S + CSA + 4.25%)	2/2/2029	6,522,438	6,474,251	6,266,301	1.4%
Prairie ECI Acquiror LP (6)	Oil, Gas and Consumable Fuels	10.21% (S + CSA + 4.75%)	3/11/2026	9,656,148	9,533,263	9,679,227	2.1%
Pretium PKG Holdings, Inc.	Containers and Packaging	10.39% (S + 5.00%) incl. 2.50% PIK	10/2/2028	1,481,076	1,428,726	1,455,165	0.3%
Pretium PKG Holdings, Inc. (6)(7)	Containers and Packaging	9.99% (S + 4.60%) incl. 1.40% PIK	10/2/2028	5,517,720	5,479,051	4,345,205	0.9%
Project Alpha Intermediate Holding, Inc. (6)	Software	10.11% (S + 4.75%)	10/28/2030	8,000,000	7,842,603	8,059,160	1.7%
Project Boost Purchaser, LLC (6)	Professional Services	8.97% (S + CSA + 3.50%)	6/1/2026	5,850,000	5,844,776	5,862,197	1.3%
Prometric Holdings, Inc. (6)	Diversified Consumer Services	10.72% (S + CSA + 5.25%)	1/31/2028	5,706,603	5,561,435	5,711,083	1.2%
PS Holdco, LLC (7)	Road and Rail	9.72% (S + CSA + 4.25%)	10/31/2028	5,378,706	5,361,695	5,292,996	1.1%
PT Intermediate Holdings III, LLC (7)	Machinery	11.47% (S + CSA + 5.98%)	11/1/2028	491,250	487,340	492,478	0.1%
PT Intermediate Holdings III, LLC (7)	Machinery	11.47% (S + CSA + 5.98%)	11/1/2028	1,505,350	1,494,290	1,509,113	0.3%
PT Intermediate Holdings III, LLC (7)	Machinery	11.47% (S + CSA + 5.98%)	11/1/2028	2,273,600	2,267,494	2,279,284	0.5%
PT Intermediate Holdings III, LLC (7)	Machinery	11.47% (S + CSA + 5.98%)	11/1/2028	2,097,200	2,097,200	2,102,443	0.5%
PT Intermediate Holdings III, LLC	Machinery	11.85% (S + 6.50%)	11/1/2028	1,409,701	1,388,314	1,424,623	0.3%
Quest Software US Holdings Inc. (6)	Software	9.78% (S + CSA + 4.25%)	2/1/2029	9,381,250	9,301,754	7,213,149	1.6%
Radiology Partners, Inc. (6)	Healthcare Providers and Services	10.18% (S + CSA + 4.25%)	7/9/2025	5,971,261	5,967,601	4,846,067	1.0%
RC Buyer, Inc. (6)	Auto Components	8.89% (S + CSA + 3.25%)	7/28/2028	2,052,750	2,049,357	2,046,335	0.4%
RealPage, Inc. (6)	Real Estate Management and Development	8.47% (S + CSA + 3.00%)	2/18/2028	6,842,500	6,835,914	6,804,456	1.5%
RealTruck Group, Inc.	Auto Components	10.47% (S + CSA + 5.00%)	1/31/2028	2,000,000	1,951,919	2,000,000	0.4%
RealTruck Group, Inc. (6)	Auto Components	8.97% (S + CSA + 3.50%)	1/20/2028	6,909,625	6,905,406	6,834,759	1.5%
Red Planet Borrower, LLC (6)	Internet Software and Services	9.21% (S + CSA + 3.75%)	10/2/2028	7,820,000	7,793,625	7,532,146	1.6%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of December 31, 2023

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal/ Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Redstone Holdco 2 LP (6)(7)	IT Services	10.22% (S + CSA + 4.75%)	4/14/2028	4,892,258	4,867,936	3,728,439	0.8%
Refresco (4)(6)	Food Products	9.63% (S + 4.25%)	7/12/2029	4,950,000	4,930,051	4,960,049	1.1%
Renaissance Holding Corp. (6)	Software	10.11% (S + 4.75%)	4/5/2030	7,727,778	7,559,120	7,765,335	1.7%
Rocket Software, Inc. (6)	Software	10.11% (S + 4.75%)	11/28/2028	8,337,684	8,117,739	8,207,407	1.8%
Rohm Holding GMBH (4)(6)(7)	Chemicals	10.88% (S + CSA + 5.00%)	7/31/2026	8,753,760	8,745,516	7,768,962	1.7%
Runner Buyer Inc. (7)	Household Durables	11.00% (S + CSA + 5.50%)	10/20/2028	4,912,500	4,876,527	3,889,079	0.8%
Ryan, LLC (7)	Professional Services	9.86% (S + 4.50%)	11/8/2030	4,885,714	4,789,346	4,911,040	1.1%
Shearer’s Foods, LLC (6)	Food Products	8.97% (S + CSA + 3.50%)	9/23/2027	1,656,972	1,650,032	1,661,396	0.4%
Simon & Schuster, Inc. (6)	Media	9.39% (S + 4.00%)	10/30/2030	2,000,000	1,980,410	2,008,750	0.4%
Sophia, L.P. (6)	Software	9.61% (S + 4.25%)	10/7/2027	6,157,383	6,137,486	6,168,929	1.3%
Sovos Compliance, LLC (7)	Software	9.97% (S + CSA + 4.50%)	7/28/2028	3,922,945	3,918,460	3,883,716	0.8%
Specialty Building Products Holdings, LLC (6)(7)	Building Products	9.21% (S + CSA + 3.75%)	10/5/2028	9,825,000	9,813,016	9,825,000	2.1%
Summer BC Holdco B LLC (4)(7)	Media	10.11% (S + CSA + 4.50%)	12/4/2026	4,887,500	4,890,408	4,850,086	1.0%
Talen Energy Supply, LLC (4)(6)	Independent Power and Renewable Electricity Producers	9.87% (S + 4.50%)	5/17/2030	2,198,476	2,136,074	2,214,052	0.5%
Talen Energy Supply, LLC (4)(6)	Independent Power and Renewable Electricity Producers	9.87% (S + 4.50%)	5/17/2030	1,790,476	1,739,503	1,803,162	0.4%
Tank Holding Corp. (11)	Containers and Packaging	11.46% (S + CSA + 6.00%)	3/31/2028	302,243	285,571	268,521	0.1%
Tank Holding Corp.	Containers and Packaging	11.21% (S + CSA + 5.75%)	3/31/2028	2,487,374	2,439,747	2,387,879	0.5%
Tank Holding Corp.	Containers and Packaging	11.46% (S + CSA + 6.00%)	3/31/2028	2,084,250	2,044,729	2,006,091	0.4%
Tecta America Corp. (6)(7)	Construction and Engineering	9.47% (S + CSA + 4.00%)	4/6/2028	8,497,933	8,484,923	8,532,477	1.8%
The Edelman Financial Center, LLC (6)	Diversified Financial Services	8.97% (S + CSA + 3.50%)	4/7/2028	7,780,122	7,715,379	7,800,817	1.7%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of December 31, 2023

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal/ Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Thryv, Inc. (4)(6)	Professional Services	13.97% (S + CSA + 8.50%)	2/18/2026	4,935,721	4,941,411	4,941,915	1.1%
Titan US Finco, LLC (4)(7)	Media	9.61% (S + CSA + 4.00%)	10/6/2028	5,895,000	5,885,073	5,811,468	1.3%
Tosca Services, LLC (6)	Containers and Packaging	9.14% (S + CSA + 3.50%)	8/18/2027	6,829,192	6,786,034	5,746,287	1.2%
Transnetwork, LLC (7)	Diversified Financial Services	10.85% (S + 5.50%)	11/20/2030	5,200,000	5,096,000	5,187,000	1.1%
U.S. Renal Care, Inc. (6)(7)	Healthcare Providers and Services	10.47% (S + CSA + 5.00%)	6/20/2028	7,836,947	7,749,489	5,975,672	1.3%
UKG Inc. (6)	Software	9.99% (S + CSA + 4.50%)	5/4/2026	4,975,000	4,869,333	5,002,586	1.1%
US Radiology Specialists, Inc. (6)	Healthcare Providers and Services	10.75% (S + CSA + 5.25%)	12/10/2027	8,790,600	8,715,244	8,731,967	1.9%
Veracode (6)	Software	9.98% (S + CSA + 4.50%)	4/20/2029	8,690,000	8,653,769	8,247,375	1.8%
VeriFone Systems, Inc. (6)	Commercial Services and Supplies	9.64% (S + 4.00%)	8/20/2025	2,915,601	2,896,373	2,829,955	0.6%
Verscend Holding Corp. (6)	Healthcare Technology	9.47% (S + CSA + 4.00%)	8/27/2025	6,002,422	5,994,020	6,029,913	1.3%
Vision Solutions, Inc. (6)	IT Services	9.64% (S + CSA + 4.00%)	4/24/2028	9,775,000	9,753,558	9,716,350	2.1%
Vocus Group DD T/L (4)(6)	Diversified Telecommunication Services	9.14% (S + CSA + 3.50%)	5/26/2028	1,975,000	1,958,023	1,979,938	0.4%
WarHorse Gaming, LLC	Hotels, Restaurants and Leisure	14.74% (S + CSA + 9.25%)	6/28/2028	5,000,000	4,806,421	5,125,000	1.1%
WaterBridge Midstream Operating, LLC (6)	Energy Equipment and Services	11.39% (S + CSA + 5.75%)	6/22/2026	8,140,282	8,058,105	8,162,708	1.8%
Watlow Electric Manufacturing Company (6)	Electrical Equipment	9.40% (S + CSA + 3.75%)	3/2/2028	3,193,863	3,176,511	3,199,852	0.7%
White Cap Buyer LLC (6)	Building Products	9.11% (S + 3.75%)	10/8/2027	2,910,656	2,893,120	2,920,363	0.6%
Wilsonart LLC (6)	Building Products	8.70% (S + CSA + 3.25%)	12/18/2026	5,354,560	5,314,657	5,374,211	1.2%
Total First Lien Senior Secured				995,596,712	$984,089,538	$952,100,626	206.1%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of December 31, 2023

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal/ Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Second Lien Senior Secured(2)
American Rock Salt Company LLC	Metals and Mining	12.72% (S + CSA + 7.25%)	6/4/2029	2,750,000	2,770,553	2,406,250	0.6%
ARC Falcon I Inc. (6)	Chemicals	12.46% (S + CSA + 7.00%)	9/24/2029	2,000,000	1,984,833	1,815,000	0.4%
Artera Services, LLC (6)	Construction and Engineering	12.70% (S + CSA + 7.25%)	3/6/2026	9,060,000	8,515,560	6,235,862	1.3%
Aruba Investments, Inc. (6)	Chemicals	13.21% (S + CSA + 7.75%)	10/27/2028	2,350,000	2,322,955	2,217,813	0.5%
Asurion, LLC (6)	Insurance	10.72% (S + CSA + 5.25%)	1/19/2029	6,000,000	5,970,805	5,677,020	1.2%
Barracuda Networks, Inc.	Software	12.38% (S + 7.00%)	8/15/2030	3,000,000	2,919,701	2,681,880	0.6%
DCert Buyer, Inc. (6)	IT Services	12.36% (S + 7.00%)	2/19/2029	1,500,000	1,498,435	1,372,500	0.3%
Delta Topco, Inc.	IT Services	12.62% (S + 7.25%)	10/6/2028	3,435,617	3,465,588	3,447,213	0.7%
Energy Acquisition LP	Electrical Equipment	13.96% (S + CSA + 8.50%)	6/25/2026	2,812,400	2,747,137	2,474,912	0.5%
Gainwell Acquisition Corp.	Healthcare Providers and Services	13.52% (S + CSA + 8.00%)	10/2/2028	3,000,000	2,959,549	2,925,000	0.6%
Help/Systems Holdings, Inc.	Software	12.35% (S + CSA + 6.75%)	11/19/2027	3,656,217	3,659,888	3,004,386	0.7%
Idera, Inc.	IT Services	12.28% (S + CSA + 6.75%)	2/5/2029	5,000,000	5,023,383	4,896,875	1.1%
Infinite Bidco, LLC (6)	Electronic Equipment, Instruments and Components	12.64% (S + CSA + 7.00%)	2/24/2029	2,729,999	2,726,270	2,334,149	0.5%
Ivanti Software, Inc.	Software	12.91% (S + CSA + 7.25%)	12/1/2028	3,000,000	3,009,723	2,434,995	0.5%
Magenta Buyer LLC	Software	13.89% (S + CSA + 8.25%)	7/27/2029	5,000,000	4,991,100	1,900,000	0.4%
Paradigm Outcomes	Healthcare Providers and Services	13.04% (S + CSA + 7.50%)	10/26/2026	1,500,000	1,484,212	1,398,750	0.3%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of December 31, 2023

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal/ Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Peraton Corp.	Aerospace and Defense	13.22% (S + CSA + 7.75%)	2/26/2029	2,898,876	2,949,038	2,891,180	0.6%
Pretium PKG Holdings, Inc. (6)	Containers and Packaging	12.21% (S + CSA + 6.75%)	9/30/2029	2,000,000	1,984,274	840,000	0.2%
Quest Software US Holdings Inc.	Software	13.03% (S + CSA + 7.50%)	2/1/2030	3,000,000	2,962,166	1,811,775	0.4%
Vision Solutions, Inc.	IT Services	12.89% (S + CSA + 7.25%)	4/23/2029	3,500,000	3,504,600	3,223,658	0.7%
Total Second Lien Senior Secured				68,193,109	67,449,770	55,989,218	12.1%

Corporate Bonds
Altice Financing S.A. (4)	Diversified Telecommunication Services	5.00%	1/15/2028	3,000,000	2,607,052	2,733,750	0.6%
KOBE US Midco 2 Inc	Chemicals	10.00% PIK	11/1/2026	1,995,000	1,888,052	1,506,225	0.3%
Total Corporate Bonds				4,995,000	4,495,104	4,239,975	0.9%

Total Debt Investments				$1,068,784,821	$1,056,034,412	$1,012,329,819	219.1%

CLO Mezzanine(2)
522 Funding CLO 2020-6, Ltd. (4)	Structured Note	13.71% (S + CSA + 8.04%)	10/23/2034	2,800,000	2,730,416	2,500,181	0.5%
Carlyle US CLO 2020-2, Ltd (4)	Structured Note	14.17% (S + CSA + 8.53%)	1/25/2035	4,000,000	3,898,845	3,612,187	0.8%
Elmwood CLO III Ltd. (4)	Structured Note	13.42% (S + CSA + 7.74%)	10/20/2034	2,000,000	1,933,361	1,822,391	0.4%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of December 31, 2023

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal/ Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
GoldenTree Loan Management US 2020-7A (4)	Structured Note	13.43% (S + CSA + 7.75%)	4/20/2034	2,000,000	1,904,602	1,768,848	0.4%
GoldenTree Loan Management US 2021-10A (4)	Structured Note	13.47% (S + CSA + 7.79%)	7/20/2034	1,250,000	1,219,485	1,079,204	0.2%
GoldenTree Loan Management US 2021-9A (4)	Structured Note	12.43% (S + CSA + 6.75%)	1/20/2033	2,000,000	1,907,039	1,795,407	0.4%
Thayer Park CLO, Ltd. (4)	Structured Note	14.55% (S + CSA + 8.87%)	4/20/2034	1,300,000	1,265,819	1,186,402	0.3%
Total CLO Mezzanine				15,350,000	14,859,567	13,764,620	3.0%

CLO Equity
Ares CLO Ltd 2021-62A (4)	Structured Subordinated Note	NA	1/25/2034	5,000,000	3,924,864	3,170,040	0.6%
Babson CLO 2018-4A, Ltd. (4)	Structured Subordinated Note	NA	10/15/2030	4,000,000	1,693,196	1,303,519	0.3%
Dryden 86 CLO, Ltd. (4)	Structured Subordinated Note	NA	7/17/2030	6,000,000	4,132,788	3,077,510	0.7%
HPS Loan Management 12-2018, Ltd. (4)	Structured Subordinated Note	NA	7/18/2031	7,500,000	3,893,560	3,360,577	0.7%
Long Point Park CLO, Ltd. (4)	Structured Subordinated Note	NA	1/17/2030	6,358,000	3,126,918	1,710,370	0.4%
Regatta XII Funding Ltd. (4)	Structured Subordinated Note	NA	10/15/2032	6,000,000	4,117,741	3,310,569	0.7%
Signal Peak CLO, LLC (4)	Structured Subordinated Note	NA	10/26/2034	5,000,000	2,250,892	1,695,404	0.4%
Stratus CLO Series 2021-1A (4)	Structured Subordinated Note	NA	12/29/2029	2,000,000	1,338,479	1,325,320	0.3%
Total CLO Equity				41,858,000	24,478,438	18,953,309	4.1%

Total Equity and Other Investments				$57,208,000	$39,338,005	$32,717,929	7.1%

Palmer Square Capital BDC Inc.

Consolidated Schedule of Investments

As of December 31, 2023

	Number of Shares	Cost	Fair Value	Percentage of Net Assets
Short-Term Investments
Fidelity Investments Money Market Government Portfolio - Institutional Class, 5.29% (8)	63,763,005	63,763,005	63,763,005	13.8%
Total Short-Term Investments	63,763,005	$63,763,005	$63,763,005	13.8%

Total Investments		$1,159,135,422	$1,108,810,753	240.0%
Liabilities in Excess of Other Assets			(646,855,360)	(140.0)%
Net Assets			$461,955,393	100.0%

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

(2)

Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), the Secured Overnight Financing Rate (“SOFR” or “S”), SOFR + Credit Spread Adjustment (S+CSA), where the Credit Spread Adjustment is a defined additional spread amount based on the tenor of SOFR the borrower selects, the Euro Interbank Offered Rate (“Euribor” or “E”), the U.S. Prime Rate (“P”), or an alternate base rate (which can include the Federal Funds Effective Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. For the holdings as of December 31, 2023 that have S+CSA as the base rate, the credit spread adjustment ranges from 10bps to 42.8bps.

(3)	As of December 31, 2023, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.

(4)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2023, 13.2% of the Company’s total assets were in non-qualifying investments.

(5)	As of December 31, 2023, the tax cost of the Company’s investments approximates their amortized cost.

(6)	Security or portion thereof held within Palmer Square BDC Funding I, LLC (“PS BDC Funding”) and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Bank of America, N.A. (“BofA N.A.”) (see Note 6 to the consolidated financial statements).

(7)	Security or portion thereof held within Palmer Square BDC Funding II, LLC (“PS BDC Funding II”) and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Wells Fargo Bank, National Association (“WFB”) (see Note 6 to the consolidated financial statements).

(8)	7-day effective yield as of December 31, 2023.

(9)	Of the $2,625,000 commitment to Accession Risk Management Group, Inc., $2,457,857.14 was unfunded as of December 31, 2023.

(10)	Of the $5,000,000 commitment to Patriot Growth Insurance Services, LLC, $4,650,000 was unfunded as of December 31, 2023.

(11)	Of the $899,242.50 commitment to Tank Holding Corp., $597,000 was unfunded as of December 31, 2023.

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

The Company’s investment objective is to maximize total return, comprised of current income and capital appreciation. The Company’s current investment focus is guided by two strategies that facilitate its investment opportunities and core competencies: (1) investing in corporate debt securities and, to a lesser extent, (2) investing in collateralized loan obligation (“CLO”) structured credit funds that typically own corporate debt securities, including the equity and junior debt tranches of CLOs. To a limited extent, the Company may enter into derivatives transactions, which may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of the Company’s portfolio positions from changes in currency exchange rates and market interest rates or to earn income and enhance the Company’s total returns. The Company may receive or purchase warrants or rights to acquire equity or other securities in connection with making a debt investment in a company. During the years ended December 31, 2023, 2022, and 2021, the Company did not invest in any derivative contracts.

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

On January 22, 2024, the Company completed its initial public offering (“IPO”), issuing 5,450,000 shares of common stock, par value $0.001, at a public offering price of $16.45 per share. The Company’s common stock began trading on the New York Stock Exchange under the symbol “PSBD” on January 18, 2024. See Note 13 “Subsequent Events.”

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

Debt Issuance Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs. These expenses are deferred and amortized over the life of the related debt instrument. Debt issuance costs are presented on the consolidated statement of assets and liabilities as a direct deduction from the debt liability. In circumstances in which there is not an associated debt liability amount recorded in the consolidated financial statements when the debt issuance costs are incurred, such debt issuance costs will be reported on the consolidated statement of assets and liabilities as an asset until the debt liability is recorded. As of December 31, 2023, the balance of debt issuance costs was $(1.6) million, representing deferred financing costs of $3.2 million less accrued interest of $4.8 million, included in BoA Credit Facility and WF Credit Facility (each as defined below), net of $641.8 million on the consolidated statement of assets and liabilities. As of December 31, 2022, the balance of debt issuance costs was $(0.1) million, representing deferred financing costs of $2.4 million less accrued interest of $2.5 million, included in BoA Credit Facility and WF Credit Facility (each as defined below), net of $641.3 million on the consolidated statement of assets and liabilities.

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

A loan may be taken off non-accrual status if past due payments are made, and if management determines the issuer is likely to remain current on future payments. Management may make exceptions to this policy if the loan has sufficient collateral value or is in the process of collection. Management may also leave a loan on accrual status while actively seeking recovery of past due payment. As of December 31, 2023 and 2022 the Company had no portfolio investments on non-accrual status.

Other Income

From time to time, the Company may receive fees for services provided to portfolio companies. These fees are generally only available to the Company as a result of closing investments, are normally paid at the closing of the investments, are generally non-recurring and are recognized as revenue when earned upon closing of the investment. The services that the Investment Advisor provides vary by investment, but can include closing, work, diligence or other similar fees and fees for providing managerial assistance to the Company’s portfolio companies. In addition, the Company may generate revenue in the form of consent, waiver, amendment, unused, and prepayment fees associated with the Company’s investment activities and commitment, organization, structuring or diligence fees, monitoring fees and possibly consulting and performance- based fees.

Offering Costs

Offering costs in connection with the offering of common stock of the Company are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the commencement of operations, January 23, 2020. These expenses consist primarily of legal fees and other costs incurred with the Company’s share offerings, the preparation of the Company’s registration statement, and registration fees.

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

On July 26, 2023, the SEC adopted amendments intended to enhance and standardize disclosures related to cybersecurity. The amendments require timely disclosure of material cybersecurity incidents and annual disclosures related to cybersecurity risk management, strategy, and governance. The disclosures are effective beginning with annual reports for fiscal years ending on or after December 15, 2023. The Company has evaluated the impact of adoption on its consolidated financial statements and is effective for the current filing.

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

In addition, the Administrator has, pursuant to a sub-administration agreement, engaged U.S. Bancorp Fund Services, LLC to act on behalf of the Company’s Administrator in the performance of certain other administrative services. The Company has also engaged Equiniti Trust Company, LLC or its affiliates (“Equiniti”) directly to serve as transfer agent, registrar and dividend disbursing agent and engaged U.S. Bank or its affiliates directly to serve as custodian. Prior to the Company’s engagement of Equiniti upon the closing of the IPO, U.S. Bank served as the Company’s transfer agent, distribution paying agent and registrar.

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

Subsequent to the IPO, in return for providing management services to the Company, the Company pays the Investment Advisor a base management fee, calculated and paid quarterly in arrears at an annual rate of 1.75% of the average value of the weighted average (based on the number of shares outstanding each day in the quarter) of the Company’s total net assets at the end of the two most recently completed calendar quarters. The base management fee for any partial quarter will be pro-rated based on the number of days actually elapsed in that quarter relative to the total number of days in such quarter.

Prior to the IPO, the base management fee was 2.00% of the average value of the weighted average (based on the number of shares outstanding each day in the quarter) of the Company’s total net assets at the end of the two most recently completed calendar quarters. The Investment Advisor, however, during any period prior to the IPO, agreed to waive its right to receive management fees in excess of an annual rate of 1.75% of the average value of the weighted average total net assets at the end of each of our two most recently completed calendar quarters. The Investment Advisor will not be permitted to recoup any base management fees waived for any period of time prior to the IPO.

Additionally, pursuant to the Advisory Agreement, the Investment Advisor is not entitled to an incentive fee prior to the IPO because the Advisory Agreement provides that no incentive fee is payable prior to the listing of the Company’s common stock on a national securities exchange. Effective upon completion of the IPO, the Investment Advisor is entitled to an incentive fee (the “Income Incentive Fee”) based on the Company’s pre-incentive fee net investment income for the then most recently completed calendar quarter, as adjusted downward (but not upward) if over the most recently completed and eleven preceding calendar quarters since the IPO (or if shorter, the number of calendar quarters since the IPO) (each such period is referred to herein as the “Trailing Twelve Quarters”) aggregate net realized losses on the Company’s investments exceed the Company’s aggregate net investment income over the same period, excluding the most recently completed quarter, as described in more detail below. In this regard, if the Company’s net realized losses over the Trailing Twelve Quarters since the IPO (or if shorter, the number of calendar quarters since the IPO) are greater than the Company’s net investment income over the same period, excluding the most recently completed quarter, then the pre-incentive fee net income used in the calculation of the Income Incentive Fee would be subject to a downward adjustment. The amount of the adjustment would be equal to the amount by which such net realized losses exceed such net investment income. On the other hand, if the Company’s net investment income over the Trailing Twelve Quarters since the IPO (or if shorter, the number of calendar quarters since the IPO) is equal to or greater than the Company’s net realized losses over the same period, excluding the most recently completed quarter, then no adjustment to pre-incentive fee net investment income would be made. The Income Incentive Fee will be calculated and payable quarterly in arrears commencing with the first calendar quarter following the IPO. The Company will pay the Investment Advisor an Income Incentive Fee with respect to its “adjusted net investment income” in each calendar quarter as follows:

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

“Adjusted net investment income” means the Company’s “pre-incentive fee net investment income” during the then most recently completed calendar quarter minus the difference, if positive, between (i) the Company’s “net realized losses” over the then Trailing Twelve Quarters (or if shorter, the number of calendar quarters that have occurred since the IPO) and (ii) the Company’s “net investment income” over the Trailing Twelve Quarters (excluding the then most recently completed calendar quarter). No adjustment (downward or upward) will be made to “pre-incentive fee net investment income” if the difference between clause (i) minus clause (ii) is zero or negative.

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

“Net realized losses” in respect of a particular period means the difference, if positive, between (i) the aggregate realized capital losses on the Company’s investments in such period and (ii) the aggregate realized capital gains on the Company’s investments in such period. As noted above, “net realized losses” will not by itself cause an upward adjustment to adjusted net investment income. “Net investment income” in respect of the particular period means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the particular period, minus operating expenses for the particular period (including the base management fee, the Income Incentive Fee, any expenses payable under the Administration Agreement, and any interest expense and dividends paid on any outstanding preferred stock). “Net investment income” includes, in the case of investments with a deferred interest feature such as market discount, OID, debt instruments with PIK interest, preferred stock with PIK dividends and zero-coupon securities, accrued income that the Company has not yet received in cash.

The Income Incentive Fee amount, or the calculations pertaining thereto, as appropriate, will be pro-rated for any period less than a full calendar quarter.

Effective upon completion of the IPO, the Investment Advisor has also agreed to use the most recently completed and three preceding calendar quarters (each such period is referred to herein as the “Trailing Four Quarters”) in addition to the Trailing Twelve Quarters to compute the incentive fee payable to it by the Company. In conjunction therewith, the Investment Advisor has agreed to calculate the incentive fee based on the Trailing Twelve Quarters and the Trailing Four Quarters and in the event that any Trailing Four Quarter period calculation produces a lower incentive fee as compared to the applicable Trailing Twelve Quarter period calculation for any quarterly period, then the Trailing Four Quarter Period will be used in connection with the calculation of the incentive fee payable to the Investment Advisor by the Company for such quarter.

The Investment Advisor has agreed to pay all offering costs in connection with the IPO. These expenses consist primarily of legal fees and other costs incurred with the Company’s share offerings, the preparation of the Company’s registration statement, and registration fees. The Company is not obligated to repay any such offering costs paid by our Investment Advisor. As the December 31, 2023, the balance of Due from Advisor was $1.4 million, representing the offering costs incurred on the statement of assets and liabilities.

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2023 and December 31, 2022:

	December 31, 2023		December 31, 2022
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt	$984,089,538	$952,100,626	$951,753,250	$870,880,344
Second-lien senior secured debt	67,449,770	55,989,218	71,513,263	58,118,340
Corporate Bonds	4,495,104	4,239,975	1,884,529	1,332,888
CLO Mezzanine	14,859,567	13,764,620	17,589,330	14,732,721
CLO Equity	24,478,438	18,953,309	27,012,348	21,800,224
Short-term investments	63,763,005	63,763,005	50,347,215	50,347,215
Total Investments	$1,159,135,422	$1,108,810,753	$1,120,099,935	$1,017,211,732

As of December 31, 2023, approximately 14.2% of the long-term investment portfolio at amortized cost and 14.1% of the long-term investment portfolio measured at fair value, respectively, were invested in non-qualifying assets. As of December 31, 2022 approximately 16.0% of the long-term investment portfolio at amortized cost and 16.3% of the long-term investment portfolio measured at fair value, respectively, were invested in non-qualifying assets. With respect to the Company’s total assets, 13.2% and 14.9% of the Company’s total assets were in non-qualifying assets as defined by Section 55(a) of the 1940 Act as of December 31, 2023 and December 31, 2022, respectively.

The industry composition of investments based on fair value, as a percentage of total investments at fair value, as of December 31, 2023 and December 31, 2022 was as follows:

	December 31, 2023	December 31, 2022

Software	14.0%	12.9%
Healthcare Providers and Services	9.3%	9.9%
Professional Services	7.2%	5.9%
IT Services	6.7%	8.4%
Insurance	5.9%	5.8%
Short Term Investments	5.8%	4.9%
Diversified Financial Services	4.2%	2.6%
Hotels, Restaurants and Leisure	4.2%	3.9%
Media	3.7%	3.2%
Independent Power and Renewable Electricity Producers	3.4%	2.8%
Chemicals	2.9%	3.3%
Building Products	2.9%	3.7%
Construction and Engineering	2.6%	2.5%
Food Products	2.0%	1.3%
Auto Components	1.7%	1.9%
Structured Subordinated Note	1.7%	2.1%
Containers and Packaging	1.7%	1.5%
Machinery	1.6%	0.6%
Diversified Consumer Services	1.6%	1.6%
Electronic Equipment, Instruments and Components	1.5%	1.2%
Internet Software and Services	1.4%	1.1%
Energy Equipment and Services	1.4%	0.6%
Commercial Services and Supplies	1.3%	1.3%
Structured Note	1.2%	1.4%
Aerospace and Defense	1.2%	2.5%
Metals and Mining	1.2%	2.0%
Healthcare Technology	1.0%	2.1%
Oil, Gas and Consumable Fuels	0.9%	1.7%
Diversified Telecommunication Services	0.8%	0.3%
Healthcare Equipment and Supplies	0.8%	0.9%
Specialty Retail	0.6%	1.3%
Real Estate Management and Development	0.6%	0.6%
Wireless Telecommunication Services	0.6%	0.6%
Pharmaceuticals	0.6%	0.6%
Electrical Equipment	0.5%	0.5%
Road and Rail	0.5%	0.5%
Household Durables	0.4%	0.3%
Industrial Conglomerates	0.4%	0.4%
Technology Hardware, Storage and Peripherals	-%	0.4%
Textiles, Apparel and Luxury Goods	-%	0.1%
Airlines	-%	0.8%
Total	100.0%	100.0%

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

Investments in private investment companies measured based upon net asset value as a practical expedient to determine fair value are not required to be categorized in the fair value hierarchy. As of December 31, 2023 and as of December 31, 2022, there were no investments accounted for using the practical expedient.

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

The following table presents the fair value hierarchy of investments as of December 31, 2023:

	Fair Value Hierarchy as of December 31, 2023
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$-	$952,100,626	-	$952,100,626
Second-lien senior secured debt	-	55,989,218	-	55,989,218
Corporate Bonds	-	4,239,975	-	4,239,975
Convertible Bond	-	-	-	-
CLO Mezzanine	-	13,764,620	-	13,764,620
CLO Equity	-	18,953,309	-	18,953,309
Equity	-	-	-	-
Short Term Investments	63,763,005	-	-	63,763,005
Total Investments	$63,763,005	$1,045,047,748	$-	$1,108,810,753

The following table presents the fair value hierarchy of investments as of December 31, 2022:

	Fair Value Hierarchy as of December 31, 2022
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$-	$870,880,344	$-	$870,880,344
Second-lien senior secured debt	-	58,118,340	-	58,118,340
Corporate Bonds	-	1,332,888	-	1,332,888
CLO Mezzanine	-	14,732,721	-	14,732,721
CLO Equity	-	21,800,224	-	21,800,224
Short Term Investments	50,347,215	-	-	50,347,215
Total Investments	$50,347,215	$966,864,517	$-	$1,017,211,732

Debt Not Carried at Fair Value

The fair value of the BoA Credit Facility and the WF Credit Facility, which would be categorized as Level 3 within the fair value hierarchy as of December 31, 2023, approximates their respective carrying values because the BoA Credit Facility and WF Credit Facility each have variable interest based on selected short term rates.

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, BDCs are permitted to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 150% after such borrowing. As of December 31, 2023, the Company’s asset coverage ratio was 172%.

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

Under the BoA Credit Facility, which matures on February 18, 2025, the Lenders have agreed to extend credit to PS BDC Funding in an aggregate amount up to the Commitment (as defined in the Credit Agreement) amount. The Commitment amount for the BoA Credit Facility is currently $725 million. The Borrowers’ ability to draw under the BoA Credit Facility is scheduled to terminate on February 11, 2025. All amounts outstanding under the BoA Credit Facility are required to be repaid by February 18, 2025. As the Company raises additional capital, we may enter into additional credit agreements to expand our borrowing capacity.

Debt obligations under the BoA Credit Facility consisted of the following as of December 31, 2023:

	December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
BoA Credit Facility	$725,000,000	$504,000,000	$221,000,000	$505,417,357
Total debt	$725,000,000	$504,000,000	$221,000,000	$505,417,357

(1)	The amount available reflects any limitations related to the BoA Credit Facility’s borrowing base.

(2)	The carrying value of the BoA Credit Facility is presented net of deferred financing costs of $739 thousand and accrued interest of $2.156 million.

Debt obligations under the BoA Credit Facility consisted of the following as of December 31, 2022:

	December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
BoA Credit Facility	$725,000,000	$514,500,000	$210,500,000	$513,726,164
Total debt	$725,000,000	$514,500,000	$210,500,000	$513,726,164

(1)	The amount available reflects any limitations related to the BoA Credit Facility’s borrowing base.

(2)	The carrying value of the BoA Credit Facility is presented net of deferred financing costs of $1.358 million and accrued interest of $584 thousand.

Average debt outstanding under the BoA Credit Facility during the years ended December 31, 2023, 2022, and 2021 was $498.3 million, $544.0 million and $433.1 million, respectively.

Prior to February 3, 2023, the loans under the BOA Credit Facility may have been base rate loans or euro currency loans. The base rate loans bore interest at the base rate plus 1.30%, and the eurocurrency rate loans bore interest at 1-month or 3-month LIBOR plus 1.30%. The “base rate” was equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate, and (c) 1-month or 3-month LIBOR. On February 3, 2023, the Company entered into an omnibus amendment to the BoA Credit Facility that, among other things: (i) removed LIBOR transition language and (ii) replaced eurocurrency rate loans with SOFR loans.

As of February 3, 2023, the loans under the BoA Credit Facility may be base rate loans or Secured Overnight Financing Rate (“SOFR”) loans. The base rate loans will bear interest at the base rate plus 1.40%, and the SOFR loans will bear interest at 1-month SOFR plus 1.40% or 3-month SOFR plus 1.45%. The “base rate” will be equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate, and (c) 1-month or 3-month SOFR plus 0.10%. The Credit Agreement includes fallback language in the event that SOFR becomes unavailable. Interest pursuant to base rate loans is payable quarterly in arrears, and interest pursuant to SOFR loans is payable either quarterly or monthly, as specified by the Borrowers in a loan notice pertaining thereto. The Credit Agreement requires the payment of a commitment fee of 0.50% for unused Commitments until the four-month anniversary of the Second Amendment to the Credit Agreement. Thereafter, the commitment fee is 0.50% on unused Commitments up to 30% of the BoA Credit Facility, and 1.30% on unused Commitments in excess of 30% of the BoA Credit Facility. Such fee is payable quarterly in arrears. The advance rate for PS BDC Funding’s Eligible Collateral Assets ranges from 40% for Second Lien Bank Loans to 70% for First Lien Bank Loans that are B Assets to 100% for Cash (excluding Excluded Amounts) (as each such term is defined in the Credit Agreement).

For the years ended December 31, 2023, 2022, and 2021, the components of interest expense with respect to the BoA Credit Facility were as follows:

	For the Year Ended December 31
	2023	2022	2021

Interest expense	$33,703,442	$17,356,543	$6,711,315
Amortization of debt issuance costs	646,738	635,331	550,610
Total interest expense	$34,350,180	$17,991,874	$7,261,925
Average interest rate	6.42%	2.97%	1.40%

PS BDC Funding has pledged all of its assets to BofA N.A., in its capacity as Administrative Agent, to secure its obligations under the BoA Credit Facility. Both the Company and PS BDC Funding have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowing under the BoA Credit Facility is subject to the leverage restrictions contained in the 1940 Act and PS BDC Funding complies with 1940 Act provisions relating to affiliated transactions and custody (Section 17, as modified by Section 57, of the 1940 Act). The custodian of the assets pledged to BofA N.A. pursuant to the BoA Credit Facility is U.S. Bank National Administration (“US Bank”). The obligations under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, including in the event of a change of control of PS BDC Funding or if the Investment Advisor ceases to serve as investment adviser to the Company.

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

On December 18, 2023, the Company entered into an amendment to the WF Credit Facility (the “WF Credit Facility Fourth Amendment”) that amends the WF Credit Facility to, among other things: (i) increase the amount available for borrowing under the WF Credit Facility from $150,000,000 to $175,000,000, (ii) extend the facility maturity date from December 18, 2025 to December 18, 2028 and (iii) extend the reinvestment period from December 18, 2023 to December 18, 2026 (subject to other provisions of the WF Credit Facility).

Debt obligations under the WF Credit Facility consisted of the following as of December 31, 2023:

	December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
WF Credit Facility	$175,000,000	$136,250,000	$38,750,000	$136,411,448
Total debt	$175,000,000	$136,250,000	$38,750,000	$136,411,448

(1)	The amount available reflects any limitations related to the WF Credit Facility’s borrowing base.

(2)	The carrying value of the WF Credit Facility is presented net of deferred financing costs of $2.472 million and accrued interest of $2.634 million.

Debt obligations under the WF Credit Facility consisted of the following as of December 31, 2022:

	December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
WF Credit Facility	$150,000,000	$126,750,000	$23,250,000	$127,583,253
Total debt	$150,000,000	$126,750,000	$23,250,000	$127,583,253

(1)	The amount available reflects any limitations related to the WF Credit Facility’s borrowing base.

(2)	The carrying value of the WF Credit Facility is presented net of deferred financing costs of $1.047 million and accrued interest of $1.880 million.

Average debt outstanding under the WF Credit Facility during the years ended December 31, 2023, 2022, and 2021, was $131.4 million and $123.4 million and $13.9 million, respectively.

Prior to April 10, 2023 the loans under the WF Credit Facility may have been Broadly Syndicated Loans or Middle Market loans and were eurocurrency rate loans unless such rate was unavailable, in which case the loans were base rate loans until such rate was available. Broadly Syndicated Loans bore interest at the LIBOR or base rate, as applicable, plus 1.85%, and Middle Market Loans bore interest at LIBOR or base rate, as applicable, plus 2.35%. The “base rate” was equal to the highest of (a) the federal funds rate plus 0.50% and (b) the prime rate. On April 10, 2023, the Company entered into an amendment to the WF Credit Facility that, among other things: (i) transferred and assigned U.S. Bank National Association’s rights and obligations as collateral agent and as a secured party to U.S. Bank Trust Company, National Association, (ii) referenced SOFR instead of LIBOR and (iii) removed LIBOR transition language.

As of April 10, 2023, the loans under the WF Credit Facility may be Broadly Syndicated Loans or Middle Market Loans and will bear interest at Daily Simple SOFR, or base rate (to the extent Daily Simple SOFR is unavailable), plus 2.50%, with an interest rate floor of 0.0%. The “base rate” will be equal to the highest of (a) the federal funds rate plus 0.50% and (b) the prime rate. The Loan Agreement includes fallback language in the event that Daily Simple SOFR becomes unavailable. Interest is payable quarterly, as determined by the WFB as the administrative agent. Following an amendment to the WF Credit Facility on October 13, 2021, the Loan Agreement requires the payment of a non-usage fee of (x) during the first thirteen months following the closing of the WF Credit Facility, 0.50% multiplied by daily unused Facility Amounts, (y) between thirteen and sixteen months following the closing of the WF Credit Facility, 0.50% multiplied by the lesser of (1) daily unused Facility Amounts and (2) 50% of the Facility Amount plus 2.00% multiplied by the greater of (i) the difference between the daily unused Facility Amount and 50% of the Facility Amount and (ii) zero and, (z) thereafter, 0.50% multiplied by the lesser of (1) daily unused Facility Amounts and (2) 20% of the Facility Amount plus 2.00% multiplied by the greater of (i) the difference between the daily unused Facility Amount and 20% of the Facility Amount and (ii) zero. Such fee is payable quarterly in arrears. The WF Credit Facility includes the option to downsize the facility by paying a Commitment Reduction Fee. The Fee is equal to 2.00% of the facility reduction amount prior to the one-year anniversary of the WF Credit Facility Fourth Amendment, and 1.00% thereafter. The applicable percentage for the advance rate on PS BDC Funding II’s Eligible Loans ranges from 67.5% for Middle Market Loans to 70% for Broadly Syndicated Loans (as each such term is defined in the Loan Agreement).

For the years ended December 31, 2023, 2022, and 2021, the components of interest expense with respect to the WF Credit Facility were as follows:

	For the Year Ended December 31,
	2023	2022	2021

Interest expense	$9,773,911	$5,107,383	$996,077
Amortization of debt issuance costs	359,061	352,912	358,659
Total interest expense	$10,132,972	$5,460,295	$1,354,736
Average interest rate	7.20%	4.03%	2.18%

PS BDC Funding II has pledged all of its assets to U.S. Bank, in its capacity as Collateral Agent, to secure its obligations under the WF Credit Facility and U.S. Bank acts as the custodian of such assets. Both the Company and PS BDC Funding II have made customary representations and warranties and are required to comply with various covenants, reporting requirements, and other customary requirements for similar credit facilities. Borrowing under the WF Credit Facility is subject to the leverage restrictions contained in the 1940 Act and PS BDC Funding II complies with 1940 Act provisions relating to affiliated transactions and custody (Section 17, as modified by Section 57, of the 1940 Act). The obligations under the Loan Agreement may be accelerated upon the occurrence of an event of default under the Loan Agreement, including in the event of a change of control of PS BDC Funding II, if the Investment Advisor ceases to serve as investment adviser to the Company, or if PSCM or its affiliates cease to directly or indirectly own a majority of the membership interests of the Investment Advisor.

Senior Securities

Information about the Company’s senior securities is shown in the following table for the fiscal years ended December 31, 2023, 2022, 2021, and 2020 (in thousands).

Class and Period Ended	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in Millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
BoA Credit Facility
December 31, 2023	504.0	1,721.5	—	—
December 31, 2022	514.5	1,566.8	—	—
December 31, 2021	552.0	1,694.5	—	—
December 31, 2020	395.0	1,640.9
WF Credit Facility
December 31, 2023	136.3	1,721.5	—	—
December 31, 2022	126.8	1,566.8	—	—
December 31, 2021	100.0	1,694.5	—	—
December 31, 2020	0.0	1,640.9

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
(3)	The amount to which such class of senior security would be entitled upon the voluntary liquidation of the issuer in preference to any security junior to it. The “—” in this column indicates that the SEC expressly does not require this information to be disclosed for certain types of senior securities.
(4)	Not applicable because such senior securities are not registered for public trading.

Note 7. Share Transactions

Offering Proceeds

During the years ended December 31, 2023, 2022, and 2021, the Company issued and sold 2,816,166 shares at an aggregate purchase price of $46.7 million, 1,716,297 shares at an aggregate purchase price of $29.2 million, and 10,007,526 shares at an aggregate purchase price of $206.6 million, respectively. These amounts include shares issued in reinvestment.

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

Prior to the IPO, the Board primarily used newly-issued shares of the Company’s common stock to implement the dividend reinvestment plan. The number of shares of common stock to be issued to a participant prior to the IPO would be equal to the quotient determined by dividing the cash value of the dividend payable to such stockholder by the net asset value per share as of the date such dividend was declared.

After the IPO, the Board intends to primarily use newly-issued shares to implement the dividend reinvestment plan, whether or not the shares are trading at a price per share at, below or above net asset value. However, the Board reserves the right to purchase shares in the open market in connection with the implementation of the dividend reinvestment plan. The Board will examine the full facts and circumstances of each such dividend to determine the approach (i.e., to use newly issued shares or effectuate open market purchases to implement the dividend reinvestment plan) that is in the best interests of stockholders taking into account the Board’s fiduciary duties to stockholders, including by weighing the potential dilution in connection with such issuance to be incurred by the Company’s stockholders against the Company’s need and usage of reinvested funds ,and, if the Company’s uses newly issued shares to implement the dividend reinvestment plan at a time when the shares are trading at a price below NAV, the stockholders’ receipt of fewer shares than they would have if the Company had effectuated open market purchases. The number of newly issued shares to be issued to a participant would be determined by dividing the total dollar amount of the dividend payable to such stockholder by the market price per share of the Company’s common stock at the close of regular trading on a national securities exchange on the dividend payment date. Shares purchased in open market transactions by Equiniti, the plan administrator and the Company’s transfer agent, registrar and dividend disbursing agent, will be allocated to a participant based upon the average purchase price, excluding any brokerage charges or other charges, of all shares of the Company’s common stock purchased with respect to the dividend.

A registered stockholder may elect to receive an entire distribution in cash by notifying Equiniti in writing so that such notice is received by the plan administrator no later than the record date for distributions to stockholders. The plan administrator will set up an account for shares acquired through the plan for each stockholder who has not elected to receive dividends or other distributions in cash and hold such shares in noncertificated form.

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

Participants may terminate their accounts under the plan by so notifying the plan administrator by submitting a letter of instruction terminating the participant’s account under the plan to Equiniti. The plan may be terminated by the Company upon notice in writing mailed to each participant at least 30 days prior to any record date for the payment of any dividend by the Company.

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

Open Market Share Repurchase Plan

The Board authorized the Company to repurchase shares of its common stock through an open-market share repurchase program for up to $20 million in the aggregate of shares of the Company’s common stock through 12 months from the date of the IPO. Pursuant to such authorization and concurrently with the closing of the IPO, the Company entered into a share repurchase plan (the “Company Rule 10b5-1 Stock Repurchase Plan”) to acquire up to $15 million in the aggregate of shares of its common stock, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act.

The Company Rule 10b5-1 Stock Repurchase Plan is intended to allow the Company to repurchase shares of its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Rule 10b5-1 Stock Repurchase Plan will require the Company’s agent to repurchase shares of the Company’s common stock on the Company’s behalf when the market price per share of the Company’s common stock is below the most recently reported NAV per share of common stock (including any updates, corrections or adjustments publicly announced by the Company to any previously announced NAV per share). Under the Company Rule 10b5-1 Stock Repurchase Plan, the agent will increase the volume of purchases made as the price of the Company’s common stock declines, subject to volume restrictions.

The repurchase of shares pursuant to the Company Rule 10b5-1 Stock Repurchase Plan is intended to satisfy the conditions of Rule 10b5-1 and Rule 10b-18 under the Exchange Act and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances.

The Company Rule 10b5-1 Stock Repurchase Plan will commence beginning 60 calendar days following the end of the “restricted period” under Regulation M and terminate upon the earliest to occur of (i) 12 months from the date of the Company Rule 10b5-1 Stock Repurchase Plan, (ii) the end of the trading day on which the aggregate purchase price for all shares purchased under the Company Rule 10b5-1 Stock Repurchase Plan equals $15 million and (iii) the occurrence of certain other events described in the Company Rule 10b5-1 Stock Repurchase Plan. The “restricted period” under Regulation M will end upon the closing of the IPO and, therefore, the common stock repurchases/purchases described above shall not begin prior to 60 days after the closing of the IPO.

PSCM Rule 10b5-1 Stock Purchase Plan

In addition, PSCM will purchase up to $5 million in the aggregate of shares of the Company’s common stock in the open market within one year of the date of the IPO if the shares of the Company’s common stock trade below a specific level of NAV per share following the completion of the IPO. In order to facilitate PSCM’s purchase commitment, concurrently with the closing of the IPO, PSCM entered into a share purchase plan (the “PSCM Rule 10b5-1 Stock Purchase Plan”) to permit the purchase of up to $2.5 million of shares of the Company’s common stock. The purchases of shares pursuant to the PSCM Rule 10b5-1 Stock Purchase Plan will be implemented in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act.

The PSCM Rule 10b5-1 Stock Purchase Plan is intended to allow PSCM to purchase shares of the Company’s common stock at times when it otherwise might be prevented from doing so under insider trading laws. The PSCM Rule 10b5-1 Stock Purchase Plan will require PSCM’s agent to purchase shares of common stock on PSCM’s behalf when the market price per share of the Company’s common stock is trading below the most recently reported NAV per share of common stock (including any updates, corrections or adjustments publicly announced by the Company to any previously announced NAV per share). Under the PSCM Rule 10b-1 Stock Purchase Plan, the agent will increase the volume of purchases made as the price of the Company’s common stock declines, subject to volume restrictions.

The purchase of shares pursuant to the PSCM Rule 10b5-1 Stock Purchase Plan is intended to satisfy the conditions of Rule 10b5-1 and Rule 10b-18 under the Exchange Act, and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances.

The PSCM Rule 10b5-1 Stock Purchase Plan will commence beginning 60 calendar days following the end of the “restricted period” under Regulation M and terminate upon the earliest to occur of (i) 12 months from the date of the PSCM Rule 10b5-1 Stock Purchase Plan, (ii) the end of the trading day on which the aggregate purchase price for all shares purchased under the PSCM Rule 10b5-1 Stock Purchase Plan equals $2.5 million and (iii) the occurrence of certain other events described in the PSCM Rule 10b5-1 Stock Purchase Plan. The “restricted period” under Regulation M will end upon the closing of the IPO and, therefore, the common stock repurchases/purchases described above shall not begin prior to 60 days after the closing of the IPO.

Note 8. Commitments and Contingencies

As of December 31, 2023 and December 31, 2022, the Company had an aggregate of $20.1 million and $2.6 million, respectively, of unfunded commitments to provide debt financing to its portfolio companies. As of each of December 31, 2023 and December 31, 2022, there were no capital calls or draw requests made by the portfolio companies to fund these commitments. Such commitments are generally up to the Company’s discretion to approve or are subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statement of assets and liabilities.

A summary of the composition of the unfunded commitments as of December 31, 2023 is shown in the table below:

	Expiration Date (1)	As of December 31, 2023
Accession Risk Management Group, Inc.	2/14/2025	2,457,847
Aptean Inc.	1/30/2031	436,880
Aptean Inc.	1/30/2026	851,480
Aramsco, Inc.	10/10/2025	712,871
B’Laster Holdings, LLC	10/25/2025	466,666
Enverus Holdings, Inc.	12/22/2025	310,811
Enverus Holdings, Inc.	12/24/2029	472,973
ImageFirst Holdings, LLC	4/28/2025	833,333
MRI Software LLC	2/10/2027	6,363,630
MRI Software LLC	2/10/2027	636,370
OMNIA Partners, LLC	1/25/2024	223,269
Patriot Growth Insurance Services, LLC	11/17/2025	4,650,000
PT Intermediate Holdings III, LLC	9/1/2024	579,942
Ryan, LLC	11/14/2024	514,286
Tank Holding Corp.	5/22/2024	597,000
Total unfunded commitments		$20,107,358

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

A summary of the composition of the unfunded commitments as of December 31, 2022 is shown in the table below:

	Expiration Date (1)	As of December 31, 2022
ARC Falcon I Inc.	3/30/2023	$636,943
Vocus Group	6/18/2023	2,000,000
Total unfunded commitments		$2,636,943

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2023, management is not aware of any pending or threatened litigation.

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of each of December 31, 2023, 2022, and 2021, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of common stock for the years ended December 31, 2023, 2022, and 2021:

	For the Year Ended December 31,
	2023	2022	2021
Net increase (decrease) in net assets resulting from operations	$107,835,651	$(74,482,335)	$19,059,718
Weighted average shares of common stock outstanding - basic and diluted	25,700,603	23,130,666	15,494,614
Earnings (loss) per share of common stock - basic and diluted	$4.20	$(3.22)	$1.23

Note 10. Income Taxes

The Company intends to elect to be treated as a RIC under the Internal Revenue Code (“Code”) for its taxable year end December 31, 2023. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to its stockholders as a dividend. The Company anticipates distributing substantially all of its taxable income and gains, within the Subchapter M rules, and thus the Company anticipates that it will not incur any federal or state income tax at the RIC level. As a RIC, the Company is also subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis (e.g., calendar year 2023). Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required.

The permanent differences for tax purposes from distributable earnings to additional paid in capital were reclassified for tax purposes for the tax years ended December 31, 2023, 2022, and 2021. These reclassifications have no impact on net assets.

	Year Ended December 31,
	2023	2022	2021
Increase (decrease) in distributable earnings	$-	$-	$-
Increase (decrease) in capital in excess of par value	$-	$-	$-

The following reconciles net increase in net assets resulting from operations to taxable income for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021
Net increase (decrease) in net assets resulting from operations	$107,835,651	$(74,482,335)	$19,059,718
Net change in unrealized appreciation (depreciation) from investments	(52,563,544)	107,432,980	8,527,786
Other book tax differences	1,677,010	8,109,784	(897,245)
Taxable income before deductions for distributions	$56,949,117	$41,060,429	$26,690,259

	Year Ended December 31,
	2023	2022	2021
Distributions paid from:
Ordinary income	$56,068,285	$43,482,016	$22,163,852
Capital gains	-	573,101	3,788,641
Return of Capital	-	-	-
Total	$56,068,285	$44,055,117	$25,952,493

For the years ended December 31, 2023, 2022, and 2021, the components of accumulated earnings on a tax basis were as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Undistributed net investment income (loss)	$148,613	$-	$1,834,053
Undistributed capital gains	-	-	513,796
Capital loss carryforward	(9,042,947)	-	-
Other accumulated gain (loss)	(85,947)	(7,575,518)	(101,573)
Net unrealized appreciation (depreciation)	(49,754,535)	(102,926,664)	5,788,994
Total	$(58,734,816)	$(110,502,182)	$8,035,270

Capital losses can be carried forward indefinitely to offset future capital gains. As of December 31, 2023, the Company had $9,042,947 in capital loss carryforwards. As of December 31, 2022, and 2021, the Company had no capital loss carryforwards.

As of December 31, 2023, 2022, and 2021, the Company’s aggregate unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes was as follows:

	December 31,	December 31,	December 31,
	2023	2022	2021
Tax cost	$1,158,548,300	$1,120,121,398	$1,188,452,438
Gross unrealized appreciation	9,383,672	1,008,264	9,331,858
Gross unrealized depreciation	(59,138,207)	(103,934,928)	(3,542,964)
Net unrealized appreciation/(depreciation) on investments	$(49,754,535)	$(102,926,664)	$5,788,994

The Company adopted FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes (“ASC 740”) as of January 23, 2020, commencement of operations. ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. As of December 31, 2023, management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken in the Company’s current year tax return. The Company identifies its major tax jurisdiction as U.S. Federal. The 2020-2023 tax years remain subject to examination by U.S. federal, state and local authorities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof.

Note 11. Financial Highlights

The following per share of common stock data has been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights for the years ended December 31, 2023, 2022, and 2021, and for the period January 23, 2020 (Commencement of Operations) through December 31, 2020:

				For the Period January 23, 2020 (Commencement of Operations) through
	For the Year Ended December 31,			December 31,
	2023	2022	2021	2020
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$14.96	$20.06	$20.15	20.00

Results of Operations:
Net Investment Income(1)	2.26	1.78	1.47	1.32
Net Realized and Unrealized Gain (Loss) on Investments(4)	1.98	(5.00)	(0.18)	(0.19)
Net Increase (Decrease) in Net Assets Resulting from Operations	4.24	(3.22)	1.29	1.13

Distributions to Common Stockholders
Distributions from Net Investment Income	(2.16)	(1.85)	(1.01)	(0.98)
Distributions from Realized Gains	-	(0.03)	(0.37)	-
Net Decrease in Net Assets Resulting from Distributions	(2.16)	(1.88)	(1.38)	(0.98)
Net Asset Value, End of Period	$17.04	$14.96	$20.06	20.15

Shares Outstanding, End of Period	27,102,794	24,286,628	22,570,331	12,562,805

Ratio/Supplemental Data
Net assets, end of period	$461,955,393	$363,443,482	$452,797,588	253,144,971
Weighted-average shares outstanding	25,700,603	23,130,666	15,494,614	11,156,932
Total Return(3)	29.21%	(16.51%)	8.10%	4.29%
Portfolio turnover	25%	27%	53%	63%
Ratio of operating expenses to average net assets without waiver(2)	13.15%	8.28%	5.54%	5.69%
Ratio of operating expenses to average net assets with waiver(2)	12.90%	8.03%	5.29%	5.44%
Ratio of net investment income (loss) to average net assets without waiver(2)	13.54%	9.61%	6.92%	7.18%
Ratio of net investment income (loss) to average net assets with waiver(2)	13.79%	9.86%	7.17%	7.43%

(1)	The per common share data was derived by using weighted average shares outstanding.

(2)	The ratios reflect an annualized amount.

(3)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. Total return is not annualized. Assumes reinvestment of distributions.

(4)	Realized and unrealized gains and losses per share in this caption are balancing amounts necessary to reconcile the change in net asset value per share for the period, and may not reconcile with the aggregate gains and losses in the Consolidated Statements of Operations due to share transactions during the period.

Note 12. Selected Quarterly Financial Data (Unaudited)

The following are the quarterly results of operations for the years ended December 31, 2023, 2022, and 2021. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	For the Three Months Ended
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Investment income	$26,185,502	$27,441,864	$28,773,690	$29,822,551
Net expenses	12,592,823	13,241,745	13,969,777	14,431,742
Net investment income (loss)	13,592,679	14,200,119	14,803,913	15,390,809
Net realized gain (loss) on investments, and foreign currency transactions	(317,446)	(2,570)	(2,103,618)	(291,779)
Net change in unrealized gain (loss) on investments, foreign currency translations, and foreign currency contracts	14,813,089	9,743,113	21,152,793	6,854,549
Increase (decrease) in net assets resulting from operations	$28,088,322	$23,940,662	$33,853,088	$21,953,579
Net asset value per share as of the end of the quarter	$16.12	$16.55	$16.76	$17.04

	For the Three Months Ended
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Investment income	$14,254,960	$16,497,241	$19,973,554	$23,774,145
Net expenses	5,584,387	6,947,708	9,521,115	11,365,858
Net investment income (loss)	8,670,573	9,549,533	10,452,439	12,408,287
Net realized gain (loss) on investments, and foreign currency transactions	(369,870)	(486,754)	(496,697)	(6,776,866)
Net change in unrealized gain (loss) on investments, foreign currency translations, and foreign currency contracts	(11,731,503)	(74,394,896)	(16,711,415)	(4,595,166)
Increase (decrease) in net assets resulting from operations	$(3,430,800)	$(65,332,117)	$(6,755,673)	$1,036,255
Net asset value per share as of the end of the quarter	$19.91	$16.71	$16.00	$14.96

	For the Three Months Ended
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Investment income	$9,674,876	$7,869,228	$8,875,949	$13,265,600
Net expenses	3,637,128	3,673,024	3,966,032	5,575,228
Net investment income (loss)	6,037,748	4,196,204	4,909,917	7,690,372
Net realized gain (loss) on investments, and foreign currency transactions	1,132,657	2,712,837	489,555	418,214
Net change in unrealized gain (loss) on investments, foreign currency translations, and foreign currency contracts	(1,826,413)	(1,871,880)	(673,345)	(4,156,148)
Increase (decrease) in net assets resulting from operations	$5,343,992	$5,037,161	$4,726,127	$3,952,438
Net asset value per share as of the end of the quarter	$20.57	$20.65	$20.70	$20.06

Note 13. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements except for the following:

Initial Public Offering

On January 22, 2024, the Company completed its IPO, issuing 5,450,000 shares of common stock, par value $0.001, at a public offering price of $16.45 per share. Total net proceeds were $89,652,500. The Company’s common stock began trading on the New York Stock Exchange under the symbol “PSBD” on January 18, 2024. Proceeds from this offering were primarily used to make investments in accordance with the Company’s investment objectives and strategies.

Unfunded Capital Commitments

As of January 24, 2024, OMNIA Partners, LLC was fully funded for $223,269.

As of January 31, 2024, $33,214 of the outstanding commitment to Accession Risk Management Group Inc. was funded. The balance of the remaining unfunded commitment is $2,424,643.

As of February 8, 2024, $41,439 of the outstanding commitment to Aptean Inc. was funded. The balance of the remaining unfunded commitment is $810,041.

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

Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Management

Our Board oversees our management. Our Board currently consists of five members, three of whom are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act. Our Board elects our officers, who serve at the discretion of our Board until the next election of officers or until his or her successor is duly elected and qualifies, or until his or her death, resignation, retirement, disqualification or removal. The responsibilities of our Board include the quarterly valuation of our assets and the oversight of our investment activity, corporate governance activities and financing arrangements. Oversight of our investment activities extends to oversight of the risk management processes employed by our Investment Advisor as part of its day-to-day management of our investment activities. Our Board reviews risk management processes at both regular and special board meetings throughout the year, consulting with appropriate representatives of our Investment Advisor as necessary and periodically requesting the production of risk management reports or presentations. The goal of our Board’s risk oversight function is to ensure that the risks associated with our investment activities are accurately identified, thoroughly investigated and responsibly addressed. However, our Board’s oversight function cannot eliminate all risks or ensure that particular events do not adversely affect the value of investments.

Our Board has also established an Audit Committee, a Nominating and Corporate Governance Committee and a Compensation Committee, and may establish additional committees in the future.

Board of Directors and Officers

Our Board is presently composed of five directors. Under our charter and bylaws, our directors are divided into three classes. At each annual meeting, directors are elected for a term expiring at the third succeeding annual meeting, with the term of office of only one of these three classes of directors expiring each year. Each director will hold office for the term to which he or she is elected and until his or her successor is duly elected and qualifies, or until his or her death, resignation, retirement, disqualification or removal.

Directors

Name, Address and Age (1)	Position(s) held with Company	Term of Office and Length of Time Served	Principal Occupation(s) During the Past 5 Years	Other Public Directorships Held During the Past 5 years (2)
Independent Director
Christopher C. Nelson – 49	Director	Class II Director since November 2019; Term Expires 2026	Wealth Advisor at SeaCrest Wealth Management, a financial advisory firm, since May 2018. Vice President at Enterprise Trust Company, an investment management firm, from February 2013 to February 2018.	None
Megan L. Webber – 49	Director	Class I Director since November 2019; Term Expires 2025	Director of Investment Reporting at The Anschutz Corporation, a private holding company.	Member of the Board of Trustees of Palmer Square Opportunistic Income Fund since August 2014. Member of the Board of Trustees of Montage Managers Trust, a registered investment company (ceased operations in 2017).
James W. Neville Jr. – 59	Director	Class III Director since November 2019; Term Expires 2024	Proprietary trader and investor. Portfolio Manager at Great Plains Principal Trading, an asset management firm, from January 2012 through June 2019.	Member of the Board of Trustees of Palmer Square Opportunistic Income Fund since August 2014. Member of the Board of Trustees of Montage Managers Trust, a registered investment company (ceased operations in 2017).
Interested Director
Christopher D. Long – 48	Chief Executive Officer and Chairman	Class I Director since November 2019; Term Expires 2025	Chief Executive Officer of Palmer Square Capital Management LLC.	Member of the Board of Trustees of Palmer Square Opportunistic Income Fund from August 2014 to October 2018.
Jeffrey D. Fox – 48	Chief Financial Officer and Director	Class III Director since November 2019; Term Expires 2024	President of Palmer Square Capital Management LLC since March 2020. Managing Director of Palmer Square Capital Management LLC from April 2013 to March 2020.	None

(1)	The business address of each of our directors is c/o Palmer Square Capital BDC Inc., 1900 Shawnee Mission Parkway, Suite 315, Mission Woods, Kansas 66205.

(2)	No director otherwise serves as a director of an investment company subject to the 1940 Act.

Executive Officers Who Are Not Directors

Information regarding our executive officers who do not serve on the Board is as follows:

Name, Address and Age(1)	Positions held with Company	Principal Occupation(s) During the Past 5 Years
Angie K. Long – 49	Chief Investment Officer	Ms. Long was appointed as our Chief Investment Officer in 2019. Ms. Long also serves as Chief Investment Officer of PSCM and has key responsibilities for all investment-related activities at PSCM. Prior to joining PSCM in 2011, Ms. Long worked for JPMorgan Chase & Co. in New York for 13 years. Ms. Long held many senior roles including Deputy Head of North American Credit Trading, Head of High Yield Trading, and Head of Credit Derivatives Trading. Ms. Long has been a trader of many products including high yield bonds, high yield credit derivatives, distressed debt, capital structure arbitrage, and structured credit. In addition, she worked with the Global Head of Credit Trading to help oversee risk management for the High Yield and High Grade credit trading books. Ms. Long is married to Christopher D. Long, our Chairman and Chief Executive Officer. Ms. Long received an AB degree in Economics from Princeton University and is also a CFA® charterholder.

Matthew L. Bloomfield – 43	President	Mr. Bloomfield was appointed as our President in 2022. Mr. Bloomfield is the Portfolio Manager for PSCM’s US CLO management platform and has key responsibilities for all of PSCM’s leveraged loan product offerings and risk management. He is a member of both the US and European CLO investment committees, as well as a member of the Company’s Investment Committee. Prior to joining PSCM in 2015, Mr. Bloomfield worked at Golub Capital in Chicago, most recently as an Associate Portfolio Manager within the Broadly Syndicated Loan Group where he focused on investing in leveraged loans via CLOs and separately managed accounts. Prior to joining Golub Capital, Mr. Bloomfield worked at Giuliani Capital Advisors in Chicago as an Analyst and subsequently Associate in the Investment Banking Group where he focused on special situations and restructuring mandates. Mr. Bloomfield earned an MBA in Finance from Northwestern University’s Kellogg School of Management, as well as a BS and BGS in Business Administration and Economics, respectively, from the University of Kansas.

Scott A. Betz – 46	Chief Compliance Officer	Mr. Betz was appointed as our Chief Compliance Officer in 2019. Mr. Betz also serves as Chief Operating Officer of PSCM and previously served as Chief Compliance Officer of PSCM from March 2018 to March 2021. Prior to joining in March 2018, Mr. Betz worked for over 14 years at Scout Investments, most recently as Chief Operating Officer, Chief Compliance Officer and Treasurer. Prior to joining Scout Investments, Mr. Betz worked for over six years at UMB Bank as a Performance Measurement Specialist and subsequently as Investment Technology Officer. Mr. Betz received an MBA degree and a BA degree in Political Science from the University of Missouri-Kansas City.

(1)	The business address of each of our officers is c/o Palmer Square Capital BDC Inc., 1900 Shawnee Mission Parkway, Suite 315, Mission Woods, Kansas 66205.

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

Jeffrey D. Fox

Mr. Fox was appointed as our Chief Financial Officer in 2019 and has served on our Board since November 2019. Mr. Fox has also served as Chief Financial Officer of our Investment Advisor since 2019 and as President of PSCM since March 2020. Mr. Fox previously served as our Treasurer from November 2019 to March 2022 and as Managing Director of PSCM from April 2013 to March 2020. Prior to joining PSCM in April 2013, Mr. Fox worked for Sandler O’Neill and Partners from September 2011 to March 2013 where he was a Managing Director within Fixed Income where he was involved in the structuring and sales of many products including Collateralized Loan Obligations. Before Sandler O’Neill, Mr. Fox worked for Société Générale as a Director within Global Markets Advisory where he was instrumental in the US CDO/CLO and RMBS Credit Advisory effort. His work included the restructuring of various structured credit legacy positions for European institutions as well as the modeling behind the corporate rating and pricing for various structured products. Prior to Société Générale, Mr. Fox was employed by JPMorgan Chase & Co/Bear Stearns, where he was an Associate Director in the FAST organization focusing on the structuring of Trust Preferred CDOs and CLOs. Also while at Bear Stearns, Mr. Fox managed the global CDO analytics desk which included intensive credit modeling of various asset classes. Mr. Fox received a MS degree in Computer Information Systems from Arizona State University and a BS degree in Geology with a minor in Mathematics from Northern Arizona University. The Board believes that Mr. Fox’s strong operational and financial experience qualifies him to serve on the Board.

Independent Directors

Megan L. Webber

Ms. Webber has served on our Board since November 2019. Ms. Webber is a Director of Investment Reporting at The Anschutz Corporation, where she has worked for over 23 years. Prior to Anschutz Corporation, she was a Supervising Audit Senior at KPMG, LLP from 1997 to 2000. Ms. Webber has served on the board of trustees of Palmer Square Opportunistic Income Fund (Nasdaq) since 2014, and previously served on the board of trustees of Montage Managers Trust from July 2015 to March 2017. Ms. Webber received a BS in Accounting from Indiana University and received her CPA license in 1997. The Board believes that Ms. Webber’s strong financial and audit experience qualifies her to serve on the Board.

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

Committees of the Board of Directors

An Audit Committee, a Nominating and Corporate Governance Committee and a Compensation Committee have been established by our Board.

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

Nominating and Corporate Governance Committee

The members of the Nominating and Corporate Governance Committee are Megan L. Webber, James W. Neville and Christopher C. Nelson, each of whom is an independent director. Mr. Nelson serves as Chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee operates pursuant to a charter approved by our Board. The Nominating and Corporate Governance Committee is responsible for selecting, researching and nominating qualified nominees to be elected to the Board by our stockholders at the annual stockholder meeting, selecting qualified nominees to fill any vacancies on our Board or a committee of our Board (consistent with criteria approved by our board of directors), developing and recommending to our Board a set of corporate governance principles applicable to us and overseeing the evaluation of our Board and our management.

Compensation Committee

The members of our Compensation Committee are Megan L. Webber, James W. Neville and Christopher C. Nelson, each of whom is an independent director. Mr. Neville serves as Chairman of the Compensation Committee. The Compensation Committee is responsible for determining, or recommending to the Board for determination, the compensation, if any, of our chief executive officer and all other executive officers. The Compensation Committee also assists the Board with matters related to compensation generally, except with respect to compensation of the directors. It is the responsibility of the independent directors to review their own compensation and recommend to all of the directors the appropriate level of compensation. As none of our executive officers currently is compensated by us, the Compensation Committee does not produce and/or review a report on executive compensation practices.

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

Based solely on the Company’s review of Forms 3, 4 and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the year ended December 31, 2023, all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

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

ITEM 11. EXECUTIVE COMPENSATION

None of our officers receives direct compensation from us. However, Messrs. Betz, Long, Fox and Bloomfield and Ms. Long, through their indirect financial interests in our Investment Advisor, have an indirect pecuniary interest in the investment advisory fees paid by us under the Advisory Agreement. In addition, the Company is responsible for expenses incurred by the Administrator in connection with administering the Company’s business, including making payments to the Administrator based upon the Company’s allocable portion of the Administrator’s overhead and other expenses associated with performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the allocable portion of the costs of compensation and related expenses of the Company’s Chief Compliance Officer and Chief Financial Officer and their respective administrative support staffs.

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

The following table shows information regarding the compensation earned by our directors for the year ended December 31, 2023. No compensation is paid by us to any interested director or executive officer of the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows information as of February 28, 2024, unless otherwise indicated, regarding the beneficial ownership of our Common Stock by: (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) each director of the Company; (iii) each executive officer of the Company; and (iv) all directors and executive officers as a group. With respect to persons known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, the Company bases such knowledge on beneficial ownership filings made by the holders with the SEC and other information known to the Company.

The percentage ownership is based on 32,552,794 shares of our Common Stock issued and outstanding as of February 28, 2024. Unless otherwise indicated, all persons named as beneficial owners of our Common Stock have sole voting power and sole investment power with respect to the shares indicated as beneficially owned. None of the shares of Common Stock beneficially owned by our officers or directors has been pledged as security for an obligation. In addition, unless otherwise indicated, the address for each person named below is c/o Palmer Square Capital BDC Inc., Attention: Secretary, 1900 Shawnee Mission Parkway, Suite 315, Mission Woods, Kansas 66205.

Name and Address	Shares Owned (1)		Percentage of Common Stock Outstanding(2)
Christopher D. Long	98,005	(3)	*
Jeffrey D. Fox	10,992		*
Megan L. Webber	—		—
James W. Neville Jr.	—		—
Christopher C. Nelson	—		—
Angie K. Long	98,005	(3)	*
Scott A. Betz	5,595		*
Matthew L. Bloomfield	85,968		*
All directors and executive officers as a group (8 persons)	200,561		*
Excelsior Holdings D2 LLC (4)	3,730,065		11.46%
Alaris Master Fund, LP (5)	3,707,377		11.39%
Caravel Holdings LLC (6)	3,983,290		12.24%
Martin C. Bicknell (7)	2,954,714		9.08%
First Trust Capital Management L.P. (8)	2,122,165		6.52%

*	Represents less than 1.0% of the issued and outstanding shares of our Common Stock as of the Record Date.

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.

(2)	Based on a total of 32,552,794 shares of Common Stock issued and outstanding as of February 28, 2024.

(3)

Includes 98,005 shares of Common Stock indirectly held by the Angie K. Long Irrevocable Trust, for which Mr. Long and Ms. Long disclaim beneficial ownership except to the extent of his or her pecuniary interests therein.

(4)	As of February 28, 2024, Excelsior Holdings D2 LLC (“Excelsior”) owned 3,730,065 shares of our Common Stock. Excelsior Holdings D LLC, a Delaware limited liability company (“Holdings LLC”) is the managing member of Excelsior. As managing member of Excelsior, Holdings LLC exercises dispositive and voting power over the shares beneficially owned by Excelsior. The principal business address of each of Excelsior and Holdings LLC is 6000 France Ave. S., Suite 550, Minneapolis, Minnesota, 55435.

(5)	As of February 28, 2024, Alaris Master Fund LP owned 3,707,377 shares of our Common Stock. Alaris Capital, LLC is the general partner of Alaris Master Fund LP and may be deemed to be an indirect beneficial owner of the shares. The principal business address of each of Alaris Master Fund LP and Alaris Capital, LLC is 4900 Main Street, Suite 600, Kansas City, Missouri 64112.

(6)	Based on information provided in a Schedule 13G/A filed on October 18, 2021 and a Form 4 filed on October 18, 2021, Caravel Holdings LLC reported shared voting and dispositive power with respect to 3,983,290 shares of our Common Stock. The shares are owned directly by Caravel Holdings LLC, which is a wholly owned subsidiary of Seaboard Foods LLC, which is a wholly owned subsidiary of Seaboard Corporation. Seaboard Foods LLC and Seaboard Corporation may each be deemed to be an indirect beneficial owner of the shares. The principal business address of each of Caravel Holdings LLC, Seaboard Foods LLC and Seaboard Corporation is 9000 West 67th Street, Merriam, Kansas 66202.

(7)

As of February 28, 2024, Martin Christopher Bicknell beneficially owned 2,954,714 shares of our Common Stock. 1,562,896 shares are owned directly by 1248 Holdings, LLC and 1,391,817 shares are owned directly by BFFV19, LLC. Mr. Bicknell is the Elected Manager of each of the entities that collectively own all of the outstanding membership interests of BFFV19, LLC, and has sole voting and dispositive power over the shares owned by 1248 Holdings, LLC, and thus, Mr. Bicknell may be deemed to be an indirect beneficial owner of the shares owned by each of BFFV19, LLC and 1248 Holdings, LLC. The principal business address of each of BFFV19, LLC, 1248 Holdings, LLC and Mr. Bicknell is 5700 W 112th Street, Suite 500, Overland Park, Kansas 66211.

(8)

Based on information provided in a Schedule 13G filed on January 25, 2024, First Trust Capital Management L.P. (“FTCM”), First Trust Capital Solutions L.P. (“FTCS”) and FTCS Sub GP LLC (“Sub GP”) reported sole dispositive and voting power with respect to 2,122,165 shares of our Common Stock. FTCS and Sub GP may be deemed to control FTCM and therefore may be deemed to be beneficial owners of the Common Stock reported in the Schedule 13G. The principal business address of FTCM, FTCS and Sub GP is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Investment Advisory Agreement

We have entered into the Advisory Agreement with our Investment Advisor pursuant to which we pay the Investment Advisor a base management fee and incentive fee (which incentive fee is only payable following the completion of the IPO) in exchange for the Investment Advisor’s services sourcing, reviewing and structuring investment opportunities for us, underwriting and performing diligence on our investments and monitoring our investment portfolio on an ongoing basis. Our Board initially approved the Advisory Agreement at an in-person meeting in November 2019, and the Company entered into the Advisory Agreement in January 2020. Unless terminated earlier as described below, the Advisory Agreement will remain in effect from year to year if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our Independent Directors. At a meeting held on March 10, 2022, our Board approved an amended and restated Advisory Agreement, to be effective upon completion of the IPO. Our Board most recently determined to re-approve the Advisory Agreement for an additional one-year term ending January 13, 2025 at a meeting held on November 9, 2023. Messrs. Long, Fox, Bloomfield and Betz and Ms. Long, through their indirect financial interests in our Investment Advisor, have an indirect pecuniary interest in the investment advisory fees paid by us under the Advisory Agreement. Under the incentive fee structure, our adjusted net investment income for purposes thereof will be computed and paid on income that may include interest income that has been accrued but not yet received in cash. This fee structure may give rise to a conflict of interest for our Investment Advisor to the extent that it encourages the Investment Advisor to favor debt financings that provide for deferred interest, rather than current cash payments of interest. Additionally, in the Investment Advisor’s capacity as our valuation designee pursuant to Rule 2a-5 under the 1940 Act, we rely on investment professionals from the Investment Advisor in connection with the valuation of our portfolio investments. While the valuation for each portfolio investment that constitutes a material portion of our portfolio and that does not have a readily available market quotation will be reviewed by an independent valuation firm at least once annually, the ultimate determination of fair value will be made by our Investment Advisor (subject to the Board’s oversight) and not by such third-party valuation firm. The participation of the Investment Advisor’s investment professionals in our valuation process could result in a conflict of interest as the Investment Advisor’s management fee is based, in part, on the value of our total net assets. For the year ended December 31, 2023, the Investment Advisor earned a base management fee of $8.4 million, offset by $1.1 million in management fee waiver from the Investment Advisor, and did not earn an incentive fee, as our Common Stock was not listed on a national securities exchange.

Administration Agreement

We have entered into the Administration Agreement with the Administrator pursuant to which the Administrator furnishes us with office facilities and equipment and provides us with clerical, bookkeeping, recordkeeping and other administrative services. Our Board approved the Administration Agreement in November 2019, and the Company entered into the Administration Agreement in January 2020. Our Board most recently determined to re-approve the Administration Agreement for an additional one-year term ending January 13, 2025 at a meeting held on November 9, 2023. Under the Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC.

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

License Agreement

We have also entered into a license agreement (the “License Agreement”) with PSCM under which PSCM has granted us a non-exclusive, royalty-free license to use the name “Palmer Square” for specified purposes in our business. Under the License Agreement, we have a right to use the “Palmer Square” name, subject to certain conditions, for so long as our Investment Advisor or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we will have no legal right to the “Palmer Square” name.

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

The Investment Advisor, PSCM, and their affiliates, partners and employees (collectively, “PSCM Affiliates”) may engage in any other business and furnish investment management and advisory services and other types of services to others which may include, without limitation, serving as investment manager or sponsor of other collective investment vehicles or managed accounts that acquire interests in, provide financing to or otherwise deal in securities or other investments that would be suitable investments for us. PSCM Affiliates furnish investment management or advisory services to other persons with investment policies similar or different to those of us. Such persons may own securities or other instruments of the same class or type or which may be senior to those held by us, and they have incentives, financial or otherwise, to favor certain accounts or vehicles over others. There is no assurance that accounts with similar strategies or investment objectives will hold the same investments or perform in a similar manner. This and other future activities of PSCM Affiliates may give rise to additional conflicts of interest.

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

We, the Investment Advisor and PSCM have been granted exemptive relief from the SEC to permit greater flexibility to negotiate the terms of co-investments if our Board determines that it would be advantageous for us to co-invest with investment funds, accounts and investment vehicles managed by PSCM in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that co-investment by us and investment funds, accounts and investment vehicles managed by the Investment Advisor and its affiliates, including PSCM, may afford us additional investment opportunities and an ability to achieve greater diversification. Accordingly, our exemptive order permits us to invest with these investment funds, accounts and investment vehicles managed in the same portfolio companies under circumstances in which such investments would otherwise not be permitted by the 1940 Act. Our exemptive relief permitting co-investments applies only if our independent directors review and approve each co-investment. The exemptive relief imposes other constraints on co-investments that limit the number of instances when the Company may rely on its protections.

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

Director Independence

The 1940 Act requires that at least a majority of the Company’s directors not be “interested persons” (as defined in the 1940 Act) of the Company. On an annual basis, each member of our Board is required to complete an independence questionnaire designed to provide information to assist the Board in determining whether the director is independent under the 1940 Act and our corporate governance guidelines. Our Board has determined that each of our directors, other than Mr. Christopher D. Long and Mr. Jeffrey D. Fox, is independent under the 1940 Act. Our governance guidelines require any director who has previously been determined to be independent to inform the Chairman of the Board and our Secretary of any change in circumstance that may cause his or her status as an Independent Director to change. The Board limits membership on the Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee to Independent Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following aggregate fees by PricewaterhouseCoopers LLP (“PwC”), the Company’s independent registered accounting firm for the fiscal years ended December 31, 2023, 2022, and 2021, were billed to the Company for work attributable to audit, tax and other services provided to the Company for such fiscal year.

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Audit Fees	$364,574	$343,010	$301,970
Audit-Related Fees	45,000	45,000	40,000
Tax Fees	44,000	42,000	40,000
All Other Fees	2,000	900	900
Total	$455,574	$430,910	$382,870

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that were provided by PwC for the fiscal years ended December 31, 2023, 2022, and 2021 in connection with statutory and regulatory filings.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) DOCUMENTS FILED AS PART OF THIS REPORT

The following is a list of our consolidated financial statements included in this Annual Report on Form 10-K under Item 8 of Part II hereof:

1. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

(b) EXHIBITS

3.1	Articles of Amendment and Restatement, dated January 17, 2020 (Incorporated by reference to Exhibit 3.1 to Registrant’s Amendment No. 1 to the Registration Statement on Form 10 (File No. 000-56126) filed on January 16, 2020).
3.2	Articles of Amendment to the Articles of Amendment and Restatement, dated December 27, 2023 (Incorporated by reference to Exhibit (a)(2) to Registrant’s Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-274967) filed on January 8, 2024).
3.3	Bylaws (Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form 10 (File No. 000-56126) filed on November 27, 2019)
4.1	Description of securities (Incorporated by reference to Exhibit 4.1 to Registrant’s Annual Report on Form 10-K (File No. 000-56126) filed on March 12, 2021)
10.1	Investment Advisory Agreement, dated as of January 14, 2020, by and between the Registrant and Palmer Square BDC Advisor LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q (File No. 000-56126) filed on May 15, 2020)
10.2	Amended and Restated Investment Advisory Agreement by and between the Registrant and Palmer Square BDC Advisor LLC (Incorporated by reference to Exhibit (g)(2) to Registrant’s Registration Statement on Form N-2 (File No. 333-274967) filed on October 13, 2023).
10.3	Form of Administration Agreement (Incorporated by reference to Exhibit 10.2 to Registrant’s Registration Statement on Form 10 (File No. 000-56126) filed on November 27, 2019)
10.4	Form of Advisory Agreement Waiver Letter (Incorporated by reference to Exhibit 10.3 to Registrant’s Registration Statement on Form 10 (File No. 000-56126) filed on November 27, 2019)
10.5	Custody Agreement, dated as of December 17, 2019, by and between the Registrant and U.S. Bank National Association (Incorporated by reference to Exhibit 10.4 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56126) filed on January 16, 2020)
10.6	Form of Indemnification Agreement for Directors and Officers (Incorporated by reference to Exhibit 10.5 to Registrant’s Registration Statement on Form 10 (File No. 000-56126) filed on November 27, 2019)
10.7	Form of Trademark Licensing Agreement (Incorporated by reference to Exhibit 10.6 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56126) filed on January 16, 2020)

10.8	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.7 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56126) filed on January 16, 2020)
10.9	Dividend Reinvestment Plan (Incorporated by reference to Exhibit 10.8 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56126) filed on January 16, 2020)
10.10	Credit Agreement, dated February 18, 2020, by and among Palmer Square BDC Funding I LLC, as the borrower, Bank of America, N.A., as administrative agent and as lender, and BofA Securities, Inc., as sole lead arranger and sole book manager (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 814-01334) filed on February 20, 2020)
10.11	Sale and Contribution Agreement, dated February 18, 2020, by and between the Registrant, as the seller, and Palmer Square BDC Funding I LLC, as the purchaser (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K (File No. 814-01334) filed on February 20, 2020)
10.12	Loan and Security Agreement, dated December 18, 2020, by and among the Registrant, as the collateral manager, Palmer Square BDC Funding II LLC, as the borrower, Wells Fargo Bank, National Association, as the administrative agent, U.S. Bank National Association, as the collateral agent and custodian, and the lenders party thereto (Incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K (File No. 000-56126) filed on March 12, 2021)
10.13	Loan Sale Agreement, dated December 18, 2020, by and between the Registrant, as the seller, and Palmer Square BDC Funding II LLC, as the purchaser (Incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K (File No. 000-56126) filed on March 12, 2021)
10.14	First Amendment to Credit Agreement, dated October 12, 2020, by and among Palmer Square BDC Funding I LLC, as the borrower, and Bank of America, N.A., as administrative agent and as lender (Incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K (File No. 000-56126) filed on March 11, 2022)
10.15	Second Amendment to Credit Agreement, dated September 29, 2021, by and among Palmer Square BDC Funding I LLC, as the borrower, and Bank of America, N.A., as administrative agent and as lender (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q (File No. 814-01334) filed on November 15, 2021)
10.16	Omnibus Amendment to Loan Documents, dated February 3, 2023, by and among Palmer Square BDC Funding I LLC, as the borrower, Bank of America, N.A., as administrative agent and as lender, U.S. Bank Trust Company, National Association, as the collateral administrator, and U.S. Bank National Association, as the intermediary (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 814-01334) filed on February 9, 2023)
10.17	Amendment No. 3 to Loan and Security Agreement, dated April 10, 2023, by and among Palmer Square BDC Funding II LLC, as the borrower, Palmer Square Capital BDC Inc., as the collateral manager and equityholder, and Wells Fargo Bank, National Association, as administrative agent and as lender. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 814-01334) filed on April 13, 2023).
10.18	Amendment No. 4 to Loan and Security Agreement, dated December 18, 2023, by and among Palmer Square BDC Funding II LLC, as the borrower, Palmer Square Capital BDC Inc., as the collateral manager and equityholder, Wells Fargo Bank, National Association, as administrative agent and as lender, U.S. Bank Trust Company, National Association, as collateral agent, and U.S. Bank National Association, as custodian (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 814-01334) filed on December 20, 2023).
10.19	Transfer Agency and Registrar Services Agreement by and between the Registrant and Equiniti Trust Company, LLC (Incorporated by reference to Exhibit (k)(1) to Registrant’s Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-274967) filed on November 20, 2023)
21.1*	Subsidiaries of Registrant
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Palmer Square Capital BDC Inc. Clawback Policy*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

ITEM 16. FORM 10-K SUMMARY

The Registrant has elected not to provide summary information.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Palmer Square Capital BDC Inc.

Dated: February 28, 2024	By:	/s/ Christopher D. Long
Christopher D. Long
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher D. Long	Chief Executive Officer and Chairman of the Board of Directors	February 28, 2024
Christopher D. Long	(Principal Executive Officer)

/s/ Jeffrey D. Fox	Chief Financial Officer and Director	February 28, 2024
Jeffrey D. Fox	(Principal Financial and Accounting Officer)

/s/ Megan L. Webber	Director	February 28, 2024
Megan L. Webber

/s/ James W. Neville Jr.	Director	February 28, 2024
James W. Neville Jr.

/s/ Christopher C. Nelson	Director	February 28, 2024
Christopher C. Nelson