Form 10-Q
period 2024-03-31
Palmer Square Capital BDC Inc.
filed 2024-05-07
CIK 1794776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 7, 2024, the registrant had 32,570,906 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Assets and Liabilities

(Unaudited)

	March 31, 2024	December 31, 2023
Assets:	(Unaudited)

Non-controlled, non-affiliated investments, at fair value (amortized cost of $1,435,202,874 and $1,159,135,422, respectively)	$1,393,192,087	$1,108,810,753
Cash and cash equivalents	8,255,216	2,117,109
Receivables:
Receivable for sales of investments	84,257	97,141
Receivable for paydowns of investments	450,778	344,509
Due from investment adviser	84,627	1,718,960
Dividend receivable	357,253	301,637
Interest receivable	10,032,505	8,394,509
Prepaid expenses and other assets	85,517	30,100
Total Assets	$1,412,542,240	$1,121,814,718

Liabilities:
Credit facilities, net (Note 6)	$795,184,728	$641,828,805
Payables:
Payable for investments purchased	37,584,094	14,710,524
Distributions payable	15,950,869	-
Management fee payable	2,416,239	2,252,075
Incentive fee payable	1,924,752	-
Accrued other general and administrative expenses	944,394	1,067,921
Total Liabilities	$854,005,076	$659,859,325

Commitments and contingencies (Note 8)

Net Assets:
Common Shares, $0.001 par value; 450,000,000 shares authorized; 32,552,794 and 27,102,794, issued and outstanding as of March 31, 2024 and December 31, 2023	$32,553	$27,103
Additional paid-in capital	610,310,156	520,663,106
Total distributable earnings (accumulated deficit)	(51,805,545)	(58,734,816)
Total Net Assets	$558,537,164	$461,955,393
Total Liabilities and Net Assets	$1,412,542,240	$1,121,814,718
Net Asset Value Per Common Share	$17.16	$17.04

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31
	2024	2023
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$33,259,959	$25,452,738
Dividend income	1,254,696	676,868
Other income	270,288	55,896
Total investment income from non-controlled, non-affiliated investments	34,784,943	26,185,502
Total Investment Income	34,784,943	26,185,502

Incentive fees	1,924,752	-
Interest expense	13,178,830	10,322,130
Management fees	2,416,239	1,912,228
Professional fees	237,943	211,994
Directors fees	37,295	18,493
Other general and administrative expenses	722,166	367,006
Total Expenses	18,517,225	12,831,851
Less: Management fee waiver (Note 3)	(50,511)	(239,028)
Net expenses	18,466,714	12,592,823
Net Investment Income (Loss)	16,318,229	13,592,679

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses):
Non-controlled, non-affiliated investments	(1,736,331)	(317,446)
Total net realized gains (losses)	(1,736,331)	(317,446)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	8,298,242	14,813,089
Total net change in unrealized gains (losses)	8,298,242	14,813,089
Total realized and unrealized gains (losses)	6,561,911	14,495,643

Net Increase (Decrease) in Net Assets Resulting from Operations	$22,880,140	28,088,322

Per Common Share Data:
Basic and diluted net investment income per common share	$0.52	0.55
Basic and diluted net increase (decrease) in net assets resulting from operations	$0.72	1.14
Weighted Average Common Shares Outstanding - Basic and Diluted	31,594,552	24,591,581

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the Three Months Ended March 31
	2024	2023
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$16,318,229	$13,592,679
Net realized gains (losses) on investments and foreign currency transactions	(1,736,331)	(317,446)
Net change in unrealized gains (losses) on investments, foreign currency translations, and foreign currency exchange contracts	8,298,242	14,813,089
Net Increase (Decrease) in Net Assets Resulting from Operations	22,880,140	28,088,322

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(15,950,869)	-
Net Decrease in Net Assets Resulting from Stockholder Distributions	(15,950,869)	-

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	89,652,500	11,104,225
Net Increase in Net Assets Resulting from Capital Share Transactions	89,652,500	11,104,225
Total Increase (Decrease) in Net Assets	96,581,771	39,192,547
Net Assets, Beginning of Period	461,955,393	363,443,482
Net Assets, End of Period	$558,537,164	$402,636,029

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31
	2024	2023

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$22,880,140	$28,088,322
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gains)/losses on investments	1,736,331	317,446
Net change in unrealized (gains)/losses on investments	(8,298,242)	(14,813,089)
Net accretion of discount on investments	(578,578)	(352,426)
Purchases of short-term investments	(295,848,981)	(230,510,615)
Purchases of portfolio investments	(346,482,823)	(63,457,688)
Proceeds from sale of short-term investments	295,534,623	181,245,181
Proceeds from sale of portfolio investments	69,556,336	102,138,907
Amortization of deferred financing cost	289,630	244,963
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in receivable for sales of investments	12,884	26,972,780
(Increase)/decrease in interest and dividends receivable	(1,693,612)	369,626
(Increase)/decrease in due from investment adviser	1,634,333	(4,926)
(Increase)/decrease in receivable for paydowns of investments	(106,269)	(106,753)
(Increase)/decrease in prepaid expenses and other assets	(55,417)	(5,699)
Increase/(decrease) in interest payable on credit facilities	(1,308,707)	2,377,711
Increase/(decrease) in payable for investments purchased	22,873,570	(4,583,253)
Increase/(decrease) in management fees payable	164,164	39,413
Increase/(decrease) in incentive fee payable	1,924,752	-
Increase/(decrease) in accrued other general and administrative expenses	(123,527)	(13,943)
Net cash provided by (used in) operating activities	(237,889,393)	27,945,957
Cash Flows from Financing Activities:
Borrowings on the credit facilities	158,000,000	-
Payments on the credit facilities	-	(27,500,000)
Payments of debt issuance costs	(3,625,000)	(17,726)
Distributions paid in cash	-	(6,941,066)
Proceeds from issuance of common shares, net of change in subscriptions receivable of $ -	89,652,500	11,104,225
Net cash provided by (used in) financing activities	244,027,500	(23,354,567)
Net increase/(decrease) in cash and cash equivalents	6,138,107	4,591,390
Cash and cash equivalents, beginning of period	2,117,109	1,650,801
Cash and cash equivalents, end of period	$8,255,216	$6,242,191

Supplemental and Non-Cash Information:
Interest paid during the period	$14,487,537	$7,944,419
Distributions declared during the period	$15,950,869	$-
Distributions payable	$15,950,869	$-

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of March 31, 2024
(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(5)	Value	of Net Assets
Debt Investments
First Lien Senior Secured(2)
888 Holdings PLC (4)	Hotels, Restaurants and Leisure	10.58% (S + CSA + 5.25%)	7/8/2028	$7,374,945	$7,082,259	$7,352,822	1.2%
AAdvantage Loyalty IP Ltd. (4)	Insurance	10.33% (S + CSA + 4.75%)	4/20/2028	3,187,500	3,164,732	3,315,669	0.5%
AccentCare, Inc.	Healthcare Providers and Services	9.32% (S + 4.00%)	9/20/2028	5,894,755	5,895,727	5,187,385	0.8%
Accession Risk Management Group, Inc.	Insurance	11.31% (S + CSA + 6.00%)	11/1/2029	1,319,620	1,319,620	1,332,816	0.1%
Accession Risk Management Group, Inc.	Insurance	10.96% (S + CSA + 5.50%)	11/1/2029	796,195	778,521	798,185	0.1%
Accession Risk Management Group, Inc.	Insurance	10.96% (S + CSA + 5.50%)	11/1/2029	6,113,747	6,054,411	6,145,789	1.0%
Acrisure, LLC	Insurance	9.69% (L + 4.25%)	2/15/2027	4,936,375	4,914,601	4,957,972	0.8%
Acrisure, LLC	Insurance	8.94% (L + 3.50%)	2/12/2027	8,759,462	8,749,339	8,764,937	1.5%
Ahead DB Holdings, LLC	IT Services	9.56% (S + 4.25%)	2/1/2031	4,470,000	4,427,662	4,490,607	0.8%
AI Aqua Merger Sub, Inc.,	Food Products	9.07% (S + 3.75%)	7/31/2028	10,557,636	10,558,810	10,588,464	1.9%
Aimbridge Acquisition Co., Inc.	Hotels, Restaurants and Leisure	9.19% (S + CSA + 3.75%)	2/2/2026	8,163,833	7,988,560	7,915,530	1.4%
Alliant Holdings Intermediate LLC	Insurance	8.83% (S + 3.50%)	11/6/2030	2,372,676	2,372,280	2,384,800	0.4%
Allied Universal Holdco LLC	Professional Services	9.18% (S + CSA + 3.75%)	4/7/2028	9,817,327	9,798,472	9,815,757	1.8%
Allspring Buyer LLC	Diversified Financial Services	9.31% (S + 4.00%)	11/1/2028	1,496,203	1,492,877	1,498,207	0.3%
Amentum Government Services Holdings LLC	Aerospace and Defense	9.33% (S + 4.00%)	2/15/2029	5,895,000	5,877,172	5,915,868	1.1%
American Rock Salt Company LLC	Metals and Mining	9.44% (S + 4.00%)	6/9/2028	5,839,887	5,835,618	5,122,048	0.9%
Amynta Agency Borrower, Inc.	Insurance	9.55% (S + 4.25%)	2/28/2028	9,517,454	9,347,657	9,564,090	1.7%
AP Gaming I, LLC (4)	Hotels, Restaurants and Leisure	9.05% (S + 3.75%)	2/15/2029	8,351,533	8,259,954	8,385,482	1.5%
Apollo Finco BV (4)	Household Durables	8.78% (E + 4.85%)	10/2/2028	1,000,000	841,629	877,588	0.2%
Aptean Inc	Software	11.57% (S + 5.25%)	1/30/2031	41,439	32,728	41,474	0.0%
Aptean Inc (9)	Software	10.57% (S + 5.25%)	1/30/2031	4,711,640	4,662,739	4,685,204	0.8%
AQA Acquisition Holding, Inc.	Software	9.82% (S + CSA + 4.25%)	3/3/2028	8,324,033	8,235,131	8,339,641	1.5%
Aramsco, Inc.	Machinery	10.06% (S + 4.75%)	10/10/2030	5,364,356	5,274,865	5,390,627	1.0%
ARC Falcon I Inc.	Chemicals	8.93% (S + CSA + 3.50%)	8/31/2028	7,138,137	7,113,832	7,140,957	1.3%
Aretec Group, Inc.	Diversified Financial Services	9.93% (S + CSA + 4.50%)	8/9/2030	8,964,887	8,832,055	9,026,521	1.6%
Aruba Investments Holdings, LLC	Chemicals	9.43% (S + CSA + 4.00%)	10/28/2027	1,994,885	1,981,165	1,994,885	0.4%
Ascend Learning, LLC	Professional Services	8.93% (S + CSA + 3.50%)	11/18/2028	10,323,597	10,255,745	10,280,393	1.8%
Aspire Bakeries Holdings, LLC	Food Products	9.58% (S + 4.25%)	12/13/2030	3,000,000	2,971,373	3,013,755	0.5%
AssuredPartners, Inc.	Insurance	8.94% (S + CSA + 3.50%)	2/12/2027	4,360,426	4,362,945	4,369,146	0.8%
AssuredPartners, Inc.	Insurance	8.83% (S + 3.50%)	2/12/2027	4,952,366	4,948,641	4,962,444	0.9%
Asurion, LLC	Insurance	8.69% (S + CSA + 3.25%)	1/29/2027	2,992,268	2,948,880	2,938,826	0.5%
Asurion, LLC	Insurance	8.69% (S + CSA + 3.25%)	7/30/2027	4,987,147	4,952,422	4,804,592	0.9%
Athletico Management, LLC	Healthcare Providers and Services	9.70% (S + CSA + 4.25%)	2/2/2029	7,098,563	7,073,866	5,344,614	1.0%
Autokiniton US Holdings, Inc.	Auto Components	9.44% (S + CSA + 4.00%)	4/6/2028	8,031,562	8,036,813	8,067,945	1.4%
Aveanna Healthcare LLC (4)	Healthcare Providers and Services	9.19% (S + CSA + 3.75%)	6/30/2028	5,083,347	5,050,289	4,900,880	0.9%
Bach Finance Limited (2)(4)	Diversified Consumer Services	9.07% (S + 3.75%)	2/26/2031	2,000,000	1,995,264	2,007,500	0.4%
Barracuda Networks, Inc.	Software	9.81% (S + 4.50%)	8/15/2029	10,398,674	10,148,188	10,358,379	1.9%
B'laster Holdings, LLC	Chemicals	10.82% (S + 5.50%)	10/16/2029	4,433,334	4,343,667	4,445,042	0.8%
Boxer Parent Company, Inc.	Software	9.58% (S + 4.25%)	12/29/2028	9,975,000	9,928,357	10,050,860	1.8%
Castle US Holding Corporation	Professional Services	9.35% (S + CSA + 3.75%)	1/27/2027	1,953,684	1,948,138	1,383,804	0.2%
Castle US Holding Corporation	Professional Services	9.60% (S + CSA + 4.00%)	1/31/2027	5,973,414	5,934,445	4,191,365	0.8%
CCI Buyer, Inc.	Wireless Telecommunication Services	9.30% (S + 4.00%)	12/17/2027	9,701,114	9,696,153	9,656,926	1.7%
CCS-CMGC Holdings, Inc.	Healthcare Providers and Services	11.32% (S + CSA + 5.50%)	10/1/2025	5,285,975	5,256,603	4,203,302	0.8%
CDK Global	Software	9.31% (S + 4.00%)	7/6/2029	3,970,000	3,861,966	3,986,396	0.7%
Cengage Learning Acquisitions, Inc. (fka TL Acquisitions, Inc.) (4)	Diversified Consumer Services	9.58% (S + 4.25%)	3/18/2031	5,000,000	4,950,017	5,001,875	0.9%
Congruex Group LLC	Construction and Engineering	11.21% (S + CSA + 5.75%)	4/28/2029	6,140,625	6,020,665	5,848,945	1.0%
Connectwise LLC	IT Services	9.06% (S + CSA + 3.50%)	9/29/2028	10,812,347	10,803,275	10,822,456	1.9%
Consolidated Communications, Inc. (4)	Diversified Telecommunication Services	8.94% (S + CSA + 3.50%)	10/2/2027	8,428,009	7,971,247	8,020,347	1.4%
ConvergeOne Holdings Corp.	IT Services	12.50% (P + 5.00%)	1/4/2026	9,711,321	9,618,236	2,045,447	0.4%
Corelogic, Inc.	Internet Software and Services	8.94% (S + CSA + 3.50%)	6/29/2028	9,794,885	9,730,704	9,598,302	1.7%
CP Atlas Buyer, Inc	Building Products	9.18% (S + CSA + 3.75%)	11/23/2027	6,809,123	6,737,867	6,739,023	1.2%
CPM Holdings, Inc.	Machinery	9.83% (S + 4.50%)	9/27/2028	8,029,875	7,979,708	8,050,672	1.4%
Creation Technologies, Inc. (4)	Electronic Equipment, Instruments and Components	11.09% (S + CSA + 5.50%)	9/14/2028	7,912,500	7,802,416	7,714,688	1.4%
Crown Subsea Communications Holding, Inc.	Construction and Engineering	10.07% (S + 4.75%)	1/30/2031	5,450,000	5,397,598	5,488,613	1.0%
Curia Global, Inc.	Healthcare Providers and Services	9.16% (S + CSA + 3.75%)	8/30/2026	4,788,507	4,780,024	4,572,282	0.8%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of March 31, 2024
(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(5)	Value	of Net Assets
Deerfield Dakota Holding, LLC	Diversified Financial Services	9.06% (S + 3.75%)	2/25/2027	4,812,500	4,775,932	4,794,790	0.9%
Delivery Hero SE (4)	Diversified Consumer Services	10.33% (S + 5.00%)	12/12/2029	7,500,000	7,462,594	7,462,500	1.3%
Delta Topco, Inc.	IT Services	9.12% (S + 3.75%)	10/29/2027	6,814,812	6,812,307	6,830,793	1.2%
DIRECTV Financing, LLC	Media	10.44% (S + CSA + 5.00%)	8/2/2027	2,254,438	2,242,277	2,260,074	0.4%
Dotdash Meredith, Inc.	Media	9.43% (S + CSA + 4.00%)	11/23/2028	10,775,000	10,733,657	10,698,659	1.9%
EAB Global, Inc.	Professional Services	8.94% (S + CSA + 3.50%)	6/28/2028	1,769,287	1,764,127	1,772,384	0.3%
ECI Software Solutions, Inc.	Software	9.31% (S + CSA + 3.75%)	9/30/2027	2,828,382	2,821,837	2,837,985	0.5%
ECL Entertainment, LLC	Hotels, Restaurants and Leisure	10.08% (S + 4.75%)	9/3/2030	4,975,000	4,882,959	5,006,716	0.9%
EFS Cogen Holdings I, LLC	Independent Power and Renewable Electricity Producers	9.08% (S + CSA + 3.50%)	10/29/2027	7,024,309	7,029,026	7,040,430	1.3%
Endurance International Group, Inc., The	Professional Services	9.42% (S + CSA + 3.50%)	2/10/2028	4,626,705	4,575,916	4,526,075	0.8%
Energy Acquisition LP	Electrical Equipment	9.68% (S + CSA + 4.25%)	6/26/2025	2,120,565	2,120,565	2,121,233	0.4%
EnergySolutions, LLC	Commercial Services and Supplies	9.31% (S + 4.00%)	9/20/2030	2,985,000	2,950,109	3,000,164	0.5%
Enverus Holdings, Inc.	Software	10.83% (S + 5.50%)	12/22/2029	6,216,216	6,118,771	6,196,786	1.1%
EP Purchaser, LLC	Professional Services	10.07% (S + CSA + 4.50%)	11/6/2028	4,962,397	4,904,275	4,940,687	0.9%
EPIC Y-Grade Services, LP	Energy Equipment and Services	11.49% (S + CSA + 6.00%)	6/30/2027	10,971,722	10,693,595	10,985,437	2.0%
Fertitta Entertainment, LLC	Hotels, Restaurants and Leisure	9.08% (S + 3.75%)	1/29/2029	7,350,000	7,326,987	7,376,423	1.3%
Fiesta Purchaser, Inc.	Food Products	9.32% (S + 4.00%)	2/15/2031	5,000,000	4,952,688	5,014,225	0.9%
Filtration Group Corp.	Industrial Conglomerates	9.69% (S + CSA + 4.25%)	10/23/2028	3,960,000	3,925,365	3,976,652	0.7%
First Brands Group, LLC	Auto Components	10.57% (S + CSA + 5.00%)	3/30/2027	8,695,953	8,706,823	8,719,867	1.6%
Flexera Software LLC	Software	9.19% (S + CSA + 3.75%)	1/26/2028	8,687,847	8,671,517	8,719,905	1.6%
Fugue Finance, LLC (4)	Diversified Consumer Services	9.34% (S + 4.00%)	1/31/2028	3,935,250	3,871,623	3,949,397	0.7%
Gainwell Acquisition Corp.	Healthcare Providers and Services	9.41% (S + CSA + 4.00%)	10/1/2027	8,765,148	8,643,112	8,400,299	1.5%
Galway Borrower LLC (10)	Insurance	10.66% (S + 5.25%)	9/29/2028	90,414	85,045	90,755	0.0%
Garda World Security Corporation (4)	Diversified Consumer Services	9.58% (S + 4.25%)	2/12/2029	9,899,749	9,676,456	9,930,736	1.8%
Generation Bridge Northeast, LLC	Independent Power and Renewable Electricity Producers	8.83% (S + 3.50%)	8/22/2029	4,402,694	4,362,370	4,410,949	0.8%
Genuine Financial Holdings LLC (4)	Professional Services	9.33% (S + 4.00%)	9/27/2030	10,463,709	10,409,003	10,406,159	1.9%
Global Medical Response, Inc.	Healthcare Providers and Services	9.84% (S + CSA + 4.25%)	9/24/2025	8,979,819	8,956,197	8,413,013	1.5%
Gloves Buyer, Inc.	Machinery	9.44% (S + CSA + 4.00%)	1/20/2028	3,989,742	3,989,742	3,989,742	0.7%
Gloves Buyer, Inc.	Machinery	10.44% (S + CSA + 5.00%)	12/29/2027	1,990,000	1,928,327	1,990,000	0.4%
Great Outdoors Group, LLC	Specialty Retail	9.19% (S + CSA + 3.75%)	3/6/2028	6,918,966	6,900,457	6,931,454	1.2%
Grinding Media Inc.	Metals and Mining	9.59% (S + CSA + 4.00%)	9/21/2028	9,862,212	9,846,689	9,837,557	1.8%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of March 31, 2024
(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(5)	Value	of Net Assets
HAH Group Holding Company LLC	Healthcare Providers and Services	10.44% (S + CSA + 5.00%)	10/22/2027	701,926	688,306	700,172	0.1%
HAH Group Holding Company LLC	Healthcare Providers and Services	10.44% (S + CSA + 5.00%)	10/20/2027	5,547,120	5,439,470	5,533,252	1.0%
HAH Group Holding Company LLC	Healthcare Providers and Services	10.44% (S + CSA + 5.00%)	10/29/2027	3,989,832	3,972,098	3,979,857	0.7%
Hamilton Projects Acquiror, LLC	Independent Power and Renewable Electricity Producers	9.94% (S + CSA + 4.50%)	6/11/2027	7,212,470	7,188,469	7,245,720	1.3%
Helios Software Holdings, Inc. (4)	Diversified Financial Services	9.07% (S + 3.75%)	7/18/2030	4,482,516	4,384,249	4,451,721	0.8%
Help/Systems Holdings, Inc.	Software	9.43% (S + CSA + 4.00%)	11/19/2026	6,761,269	6,737,987	6,557,721	1.2%
Idemia Group S.A.S. (4)	Internet Software and Services	9.56% (S + 4.25%)	9/30/2028	7,000,000	7,026,250	7,048,125	1.3%
Idera, Inc.	IT Services	9.21% (S + CSA + 3.75%)	3/2/2028	9,674,774	9,647,059	9,653,151	1.7%
IMA Financial Group, Inc.	Insurance	9.19% (S + CSA + 3.75%)	10/16/2028	4,887,500	4,872,441	4,900,721	0.9%
Imagefirst Holdings, LLC	Healthcare Providers and Services	9.57% (S + 4.25%)	4/27/2028	5,796,578	5,685,674	5,796,578	1.0%
Inception Finco S.a r.l. (4)	Healthcare Providers and Services	9.79% (S + 4.50%)	3/14/2031	4,000,000	3,980,000	4,002,500	0.7%
Indicor, LLC	Software	9.30% (S + 4.00%)	11/22/2029	3,960,100	3,838,754	3,988,157	0.7%
Indy US Holdco, LLC	Media	11.58% (S + 6.25%)	3/6/2028	10,540,450	9,862,836	10,507,511	1.9%
Ineos US Finance LLC (4)	Chemicals	9.08% (S + 3.75%)	1/30/2031	5,000,000	4,952,282	5,012,500	0.9%
Infinite Bidco, LLC	Electronic Equipment, Instruments and Components	9.32% (S + CSA + 3.75%)	3/2/2028	6,329,801	6,294,226	6,253,337	1.1%
Infinite Bidco, LLC	Electronic Equipment, Instruments and Components	11.83% (S + CSA + 6.25%)	3/2/2028	2,962,500	2,956,250	2,962,500	0.5%
Inmar, Inc.	Professional Services	10.82% (S + 5.50%)	5/1/2026	7,763,453	7,542,778	7,781,658	1.4%
Invenergy Thermal Operating I LLC	Independent Power and Renewable Electricity Producers	9.67% (S + CSA + 4.50%)	8/14/2029	4,455,178	4,395,534	4,474,692	0.8%
Invenergy Thermal Operating I LLC	Independent Power and Renewable Electricity Producers	9.67% (S + CSA + 4.25%)	8/14/2029	387,823	382,669	389,521	0.1%
iSolved, Inc.	Software	9.33% (S + 4.00%)	10/5/2030	2,593,500	2,568,420	2,612,147	0.5%
Ivanti Software, Inc.	Software	9.59% (S + CSA + 4.00%)	12/1/2027	970,000	969,074	907,353	0.2%
Ivanti Software, Inc.	Software	9.84% (S + CSA + 4.25%)	12/1/2027	8,830,411	8,715,049	8,285,133	1.5%
IVC Acquisition, Ltd. (4)	Professional Services	10.81% (S + 5.50%)	12/6/2028	6,616,982	6,528,004	6,641,795	1.2%
Jack Ohio Finance LLC	Hotels, Restaurants and Leisure	10.19% (S + CSA + 4.75%)	10/31/2028	4,882,131	4,885,733	4,891,895	0.9%
Kestrel Acquisition, LLC	Independent Power and Renewable Electricity Producers	9.69% (S + CSA + 4.25%)	5/2/2025	14,313,782	13,962,345	14,258,230	2.6%
Kleopatra Finco S.a.r.l (4)	Containers and Packaging	10.27% (S + CSA + 4.73%)	2/4/2026	1,940,000	1,937,834	1,830,875	0.3%
LBM Acquisition LLC	Building Products	9.18% (S + CSA + 3.75%)	12/31/2027	10,539,685	10,470,855	10,534,415	1.9%
Life Time, Inc. (4)	Hotels, Restaurants and Leisure	9.57% (S + CSA + 4.25%)	1/15/2026	7,582,556	7,572,048	7,637,833	1.4%
Lifescan Global Corporation	Healthcare Equipment and Supplies	11.98% (S + CSA + 6.50%)	12/31/2026	5,283,730	5,273,322	3,302,332	0.6%
Lightstone Holdco LLC	Independent Power and Renewable Electricity Producers	11.06% (S + 5.75%)	2/1/2027	10,153,927	9,592,867	9,894,647	1.8%
Lightstone Holdco LLC	Independent Power and Renewable Electricity Producers	11.06% (S + 5.75%)	2/1/2027	574,333	542,644	559,667	0.1%
LogMeIn, Inc.	IT Services	10.17% (S + CSA + 4.75%)	4/28/2028	4,141,218	4,108,573	3,959,170	0.7%
LogMeIn, Inc.	IT Services	10.17% (S + CSA + 4.75%)	4/28/2028	4,141,218	4,105,222	3,190,808	0.6%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of March 31, 2024
(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(5)	Value	of Net Assets
Magenta Buyer LLC	Software	10.57% (S + CSA + 5.00%)	7/27/2028	5,376,250	5,342,441	3,225,750	0.6%
Maverick 1, LLC	Software	9.82% (S + CSA + 4.25%)	5/18/2028	4,962,500	4,750,595	4,957,339	0.9%
Max US Bidco Inc.	Food Products	10.31% (S + 5.00%)	10/3/2030	5,725,000	5,452,396	5,263,937	0.9%
Medical Solutions L.L.C.	Healthcare Providers and Services	8.68% (S + CSA + 3.25%)	10/6/2028	7,896,475	7,611,265	7,064,068	1.3%
Mermaid Bidco, Inc.	Software	9.58% (S + 4.25%)	12/22/2027	1,985,000	1,951,638	1,993,684	0.4%
Michael Baker International, LLC	Construction and Engineering	10.44% (S + CSA + 5.00%)	11/2/2028	6,109,375	6,066,721	6,143,740	1.1%
Micro Holding Corp.	IT Services	9.58% (S + 4.25%)	5/3/2028	9,762,072	9,530,903	9,715,458	1.7%
Midwest Veterinary Partners, LLC	Healthcare Providers and Services	9.44% (S + CSA + 4.00%)	4/27/2028	10,515,625	10,457,593	10,525,509	1.9%
Minotaur Acquisition, Inc.	Diversified Financial Services	10.18% (S + CSA + 4.75%)	3/27/2026	11,788,987	11,788,987	11,815,513	2.1%
Mitchell International, Inc.	Professional Services	9.19% (S + CSA + 3.75%)	10/16/2028	9,800,000	9,753,033	9,815,092	1.8%
MLN US HoldCo LLC	Diversified Telecommunication Services	9.93% (S + CSA + 4.50%)	12/31/2025	4,056,188	4,019,907	500,250	0.1%
Momentive Performance Materials USA, LLC	Chemicals	9.83% (S + 4.50%)	3/29/2028	3,836,250	3,706,566	3,784,710	0.7%
Motion Acquisition Limited (4)	Hotels, Restaurants and Leisure	9.11% (S + CSA + 3.50%)	11/12/2029	3,500,000	3,482,500	3,498,688	0.6%
NAPA Management Services Corporation	Healthcare Providers and Services	10.68% (S + CSA + 5.25%)	2/23/2029	8,837,455	8,728,105	8,392,269	1.5%
Natgasoline LLC	Chemicals	8.94% (S + CSA + 3.50%)	10/31/2025	4,395,248	4,361,763	4,395,248	0.8%
National Financial Partners	Insurance	8.69% (S + CSA + 3.25%)	2/4/2027	5,984,416	6,002,792	5,998,629	1.1%
National Mentor Holdings, Inc.	Healthcare Providers and Services	9.16% (S + CSA + 3.75%)	2/18/2028	291,993	291,435	275,569	0.0%
National Mentor Holdings, Inc.	Healthcare Providers and Services	9.18% (S + CSA + 3.75%)	2/18/2028	9,017,954	9,002,187	8,510,694	1.5%
Navicure, Inc.	Healthcare Technology	9.33% (S + 4.00%)	10/22/2029	9,078,249	9,076,444	9,112,292	1.6%
Nexus Buyer LLC	Diversified Financial Services	9.83% (S + 4.50%)	12/11/2028	10,000,000	9,762,223	9,956,250	1.8%
NGL Energy Operating LLC (4)	Oil, Gas and Consumable Fuels	9.83% (S + 4.50%)	1/27/2031	4,000,000	3,972,235	4,015,000	0.7%
NorthStar Group Services, Inc.	Commercial Services and Supplies	10.94% (S + CSA + 5.50%)	11/9/2026	8,303,145	8,283,505	8,330,794	1.5%
NSM Top Holdings Corp.	Healthcare Equipment and Supplies	10.66% (S + CSA + 5.25%)	11/12/2026	4,872,774	4,859,260	4,849,945	0.9%
OMNIA Partners, LLC	Professional Services	9.07% (S + 3.75%)	7/25/2030	7,581,000	7,597,534	7,625,690	1.4%
OneDigital Borrower LLC	Insurance	9.68% (S + CSA + 4.25%)	11/16/2027	9,746,591	9,672,263	9,758,775	1.7%
Ontario Gaming GTA Limited Partnership (4)	Hotels, Restaurants and Leisure	9.56% (S + 4.25%)	8/1/2030	4,987,500	4,963,230	5,010,667	0.9%
Orchid Merger Sub II, LLC (4)	Software	10.18% (S + CSA + 4.75%)	7/27/2027	4,038,105	3,893,227	2,486,807	0.4%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of March 31, 2024
(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(5)	Value	of Net Assets
Padagis, LLC	Pharmaceuticals	10.34% (S + CSA + 4.75%)	7/31/2028	9,088,235	9,006,607	8,736,066	1.6%
Patriot Growth Insurance Services, LLC (11)	Insurance	11.10% (S + 5.75%)	10/14/2028	799,125	729,751	763,781	0.1%
PECF USS Intermediate Holding III Corporation	Professional Services	9.82% (S + CSA + 4.25%)	11/6/2028	4,887,500	4,882,146	3,744,460	0.7%
Peraton Corp.	Aerospace and Defense	9.18% (S + CSA + 3.75%)	2/1/2028	8,755,289	8,768,080	8,764,220	1.6%
Planet US Buyer LLC	Professional Services	8.81% (S + 3.50%)	2/7/2031	5,000,000	4,988,584	5,022,200	0.9%
Pluto Acquisition I, Inc.	Healthcare Providers and Services	10.69% (S + 5.50%)	6/20/2028	1,331,311	1,331,311	1,352,112	0.2%
PMHC II Inc.	Chemicals	9.72% (S + 4.25%)	4/23/2029	8,999,596	8,832,588	8,920,399	1.6%
Prairie ECI Acquiror LP	Oil, Gas and Consumable Fuels	10.08% (S + 4.75%)	8/1/2029	12,656,148	12,544,882	12,625,647	2.3%
Pretium PKG Holdings, Inc.	Containers and Packaging	10.33% (S + 5.00%) incl. 2.50% PIK	10/2/2028	1,493,644	1,443,469	1,516,982	0.3%
Pretium PKG Holdings, Inc.	Containers and Packaging	9.91% (S + 4.60%) incl. 1.40% PIK	10/2/2028	5,543,978	5,508,541	4,982,650	0.9%
Project Alpha Intermediate Holding, Inc.	Software	10.06% (S + 4.75%)	10/28/2030	10,000,000	9,854,108	10,065,950	1.8%
Project Boost Purchaser, LLC	Professional Services	8.94% (S + CSA + 3.50%)	6/1/2026	5,835,000	5,831,841	5,855,831	1.0%
Project Boost Purchaser, LLC	Professional Services	8.95% (S + CSA + 3.50%)	5/22/2026	4,986,945	4,993,179	5,002,978	0.9%
Prometric Holdings, Inc.	Diversified Consumer Services	10.69% (S + CSA + 5.25%)	1/31/2028	5,692,337	5,580,497	5,698,285	1.0%
PS Holdco, LLC	Road and Rail	9.69% (S + CSA + 4.25%)	10/31/2028	6,861,113	6,846,804	6,894,356	1.2%
PT Intermediate Holdings III, LLC	Machinery	11.43% (S + CSA + 5.98%)	11/1/2028	490,000	486,315	490,000	0.1%
PT Intermediate Holdings III, LLC	Machinery	11.43% (S + CSA + 5.98%)	11/1/2028	1,501,500	1,491,089	1,501,500	0.3%
PT Intermediate Holdings III, LLC	Machinery	11.43% (S + CSA + 5.98%)	11/1/2028	2,267,800	2,258,275	2,272,800	0.4%
PT Intermediate Holdings III, LLC	Machinery	11.43% (S + CSA + 5.98%)	11/1/2028	2,091,850	2,091,850	2,091,850	0.4%
PT Intermediate Holdings III, LLC	Machinery	11.85% (S + 6.50%)	11/1/2028	1,485,941	1,469,997	1,500,800	0.3%
Quest Software US Holdings Inc.	Software	9.71% (S + CSA + 4.25%)	2/1/2029	9,357,500	9,282,947	7,149,177	1.3%
Radiology Partners, Inc.	Healthcare Providers and Services	9.09% (S + CSA + 5.00%) incl. 1.50% PIK	1/31/2029	5,352,711	5,349,819	5,183,752	0.9%
RC Buyer, Inc.	Auto Components	8.94% (S + CSA + 3.50%)	7/28/2028	2,037,556	2,034,984	2,031,830	0.4%
RealPage, Inc.	Real Estate Management and Development	8.44% (S + CSA + 3.00%)	4/24/2028	6,825,000	6,820,235	6,649,154	1.2%
RealTruck Group, Inc.	Auto Components	10.44% (S + CSA + 5.00%)	1/31/2028	2,000,000	1,954,846	2,002,500	0.4%
RealTruck Group, Inc.	Auto Components	8.94% (S + CSA + 3.50%)	1/20/2028	6,891,862	6,889,901	6,848,788	1.2%
Red Planet Borrower, LLC	Internet Software and Services	9.18% (S + CSA + 3.75%)	10/2/2028	10,542,967	10,461,107	10,392,308	1.9%
Redstone Holdco 2 LP	IT Services	10.19% (S + CSA + 4.75%)	4/14/2028	4,892,258	4,870,218	4,062,629	0.7%
Refresco (4)	Food Products	9.06% (S + 3.75%)	7/12/2029	4,937,625	4,920,551	4,945,871	0.9%
Renaissance Holding Corp.	Software	9.58% (S + 4.25%)	4/8/2030	9,703,459	9,558,522	9,733,782	1.7%
Restoration Hardware, Inc. (4)	Household Durables	8.68% (S + CSA + 3.25%)	10/20/2028	4,987,342	4,870,590	4,911,484	0.9%
Rocket Software, Inc.	Software	10.08% (S + 4.75%)	11/28/2028	8,316,787	8,108,235	8,266,388	1.5%
Rohm Holding GMBH (4)	Chemicals	10.58% (S + CSA + 5.00%)	7/31/2026	8,730,904	8,724,171	8,458,063	1.5%
Runner Buyer Inc.	Household Durables	10.96% (S + CSA + 5.50%)	10/20/2028	4,900,000	4,866,076	3,742,375	0.7%
Ryan, LLC	Professional Services	9.83% (S + 4.50%)	11/8/2030	4,885,714	4,793,253	4,919,491	0.9%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of March 31, 2024
(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(5)	Value	of Net Assets
Simon & Schuster, Inc.	Media	9.32% (S + 4.00%)	10/30/2030	2,000,000	1,981,238	2,009,750	0.4%
Sovos Compliance, LLC	Software	9.94% (S + CSA + 4.50%)	7/28/2028	3,912,945	3,909,912	3,883,207	0.7%
Specialty Building Products Holdings, LLC	Building Products	9.18% (S + CSA + 3.75%)	10/5/2028	9,800,000	9,788,728	9,784,663	1.8%
Summer BC Holdco B LLC (4)	Media	10.57% (S + CSA + 5.00%)	2/12/2029	9,862,781	9,810,940	9,850,453	1.8%
Talen Energy Supply, LLC (4)	Independent Power and Renewable Electricity Producers	9.83% (S + 4.50%)	5/17/2030	2,192,952	2,132,799	2,203,731	0.4%
Talen Energy Supply, LLC (4)	Independent Power and Renewable Electricity Producers	9.83% (S + 4.50%)	5/17/2030	1,790,476	1,741,074	1,799,276	0.3%
Tank Holding Corp.	Containers and Packaging	11.43% (S + CSA + 6.00%)	3/31/2028	403,230	387,501	394,248	0.1%
Tank Holding Corp. (12)	Containers and Packaging	11.18% (S + 5.75%)	3/31/2028	2,481,061	2,436,455	2,456,647	0.4%
Tank Holding Corp.	Containers and Packaging	11.43% (S + CSA + 6.00%)	3/31/2028	2,079,000	2,042,033	2,058,210	0.4%
Tecta America Corp.	Construction and Engineering	9.44% (S + CSA + 4.00%)	4/6/2028	8,476,143	8,464,719	8,508,607	1.5%
The Edelman Financial Center, LLC	Diversified Financial Services	8.94% (S + CSA + 3.50%)	4/7/2028	9,755,045	9,694,239	9,768,166	1.7%
Thryv, Inc. (4)	Professional Services	13.94% (S + CSA + 8.50%)	2/18/2026	6,725,703	6,736,871	6,748,839	1.2%
Titan US Finco, LLC (4)	Media	9.57% (S + CSA + 4.00%)	10/6/2028	5,880,000	5,870,776	5,881,852	1.1%
Tosca Services, LLC	Containers and Packaging	9.07% (S + CSA + 3.50%)	8/18/2027	6,811,591	6,771,581	5,985,685	1.1%
Touchdown Acquirer Inc.	Household Durables	9.31% (S + 4.00%)	2/7/2031	4,101,796	4,081,819	4,123,671	0.7%
Transnetwork, LLC	Diversified Financial Services	10.81% (S + 5.50%)	12/29/2030	5,187,000	5,088,326	5,219,419	0.9%
U.S. Renal Care, Inc.	Healthcare Providers and Services	10.44% (S + CSA + 5.00%)	6/20/2028	7,817,256	7,734,429	6,814,028	1.2%
UKG Inc.	Software	8.81% (S + 3.50%)	2/10/2031	9,975,000	9,863,996	10,038,890	1.8%
US Radiology Specialists, Inc.	Healthcare Providers and Services	10.70% (S + CSA + 5.25%)	12/10/2027	10,513,711	10,442,660	10,545,252	1.9%
Veracode	Software	9.91% (S + CSA + 4.50%)	4/20/2029	8,668,000	8,633,937	8,302,340	1.5%
VeriFone Systems, Inc.	Commercial Services and Supplies	9.59% (S + 4.00%)	8/20/2025	9,141,481	8,939,918	8,130,799	1.5%
Verscend Holding Corp.	Healthcare Technology	9.44% (S + CSA + 4.00%)	8/27/2025	5,987,031	5,979,962	5,993,766	1.1%
Vision Solutions, Inc.	IT Services	9.59% (S + CSA + 4.00%)	4/24/2028	10,747,442	10,722,708	10,771,409	1.9%
Voyage Australia Pty Limited (4)	Diversified Telecommunication Services	9.10% (S + CSA + 3.50%)	7/20/2028	1,970,000	1,953,960	1,976,156	0.4%
WarHorse Gaming, LLC	Hotels, Restaurants and Leisure	14.68% (S + 9.25%)	6/30/2028	5,000,000	4,814,266	5,125,000	0.9%
WaterBridge Midstream Operating, LLC	Energy Equipment and Services	11.34% (S + CSA + 5.75%)	6/22/2026	12,108,584	12,037,296	12,136,979	2.2%
Watlow Electric Manufacturing Company	Electrical Equipment	9.33% (S + CSA + 3.75%)	3/2/2028	8,060,764	8,056,997	8,095,304	1.4%
WestJet Loyalty LP (4)	Airlines	9.07% (S + 3.75%)	2/14/2031	5,000,000	4,951,064	5,006,250	0.9%
White Cap Buyer LLC	Building Products	9.08% (S + 3.75%)	10/8/2027	2,903,250	2,887,402	2,915,255	0.5%
Wilsonart LLC	Building Products	8.65% (S + CSA + 3.25%)	12/18/2026	5,340,795	5,304,130	5,352,304	1.0%
Total First Lien Senior Secured				1,252,715,973	$1,239,705,451	$1,212,282,666	217.0%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of March 31, 2024
(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(5)	Value	of Net Assets
Second Lien Senior Secured(2)
American Rock Salt Company LLC	Metals and Mining	12.69% (S + CSA + 7.25%)	6/4/2029	2,750,000	2,769,775	2,213,750	0.5%
ARC Falcon I Inc.	Chemicals	12.43% (S + CSA + 7.00%)	9/24/2029	2,000,000	1,986,269	1,815,000	0.3%
Aruba Investments, Inc.	Chemicals	13.18% (S + CSA + 7.75%)	10/27/2028	2,350,000	2,325,011	2,344,125	0.4%
Asurion, LLC	Insurance	10.69% (S + CSA + 5.25%)	1/19/2029	9,000,000	8,840,011	8,095,095	1.4%
Barracuda Networks, Inc.	Software	12.31% (S + 7.00%)	8/15/2030	3,000,000	2,922,280	2,708,130	0.5%
DCert Buyer, Inc.	IT Services	12.33% (S + 7.00%)	2/19/2029	1,500,000	1,499,292	1,362,300	0.2%
Delta Topco, Inc.	IT Services	12.62% (S + 7.25%)	12/1/2028	3,435,617	3,464,492	3,451,730	0.6%
Energy Acquisition LP	Electrical Equipment	13.93% (S + CSA + 8.50%)	6/25/2026	2,812,400	2,753,446	2,699,904	0.5%
First Brands Group, LLC	Auto Components	14.07% (S + CSA + 8.50%)	3/24/2028	3,000,000	2,985,440	2,977,500	0.5%
Gainwell Acquisition Corp.	Healthcare Providers and Services	13.43% (S + CSA + 8.00%)	10/2/2028	3,000,000	2,961,524	2,865,000	0.5%
Help/Systems Holdings, Inc.	Software	12.19% (S + CSA + 6.75%)	11/19/2027	3,656,217	3,659,431	3,048,371	0.5%
Idera, Inc.	IT Services	12.21% (S + CSA + 6.75%)	2/5/2029	5,000,000	5,022,681	4,875,000	0.9%
Infinite Bidco, LLC	Electronic Equipment, Instruments and Components	12.57% (S + CSA + 7.00%)	2/24/2029	2,729,999	2,726,830	2,331,869	0.4%
Ivanti Software, Inc.	Software	12.84% (S + CSA + 7.25%)	12/1/2028	3,000,000	3,009,459	2,606,250	0.5%
Magenta Buyer LLC	Software	13.82% (S + CSA + 8.25%)	7/27/2029	5,000,000	4,991,726	1,508,325	0.3%
Nexus Buyer LLC	Professional Services	11.68% (S + CSA + 6.25%)	11/1/2029	5,000,000	4,951,930	4,981,250	0.9%
Paradigm Outcomes	Healthcare Providers and Services	12.93% (S + CSA + 7.50%)	10/26/2026	1,500,000	1,485,915	1,425,000	0.3%
Peraton Corp.	Aerospace and Defense	13.18% (S + CSA + 7.75%)	2/26/2029	2,898,876	2,947,496	2,912,646	0.5%
Pretium PKG Holdings, Inc.	Containers and Packaging	12.33% (S + CSA + 6.75%)	9/30/2029	2,000,000	1,984,939	1,250,630	0.2%
Quest Software US Holdings Inc.	Software	12.96% (S + CSA + 7.50%)	2/1/2030	3,000,000	2,963,903	1,297,515	0.2%
Vision Solutions, Inc.	IT Services	12.84% (S + CSA + 7.25%)	4/23/2029	3,500,000	3,504,313	3,283,000	0.6%
Total Second Lien Senior Secured				70,133,109	69,756,163	60,052,390	10.7%

Corporate Bonds
Altice Financing S.A. (4)	Diversified Telecommunication Services	5.00%	1/15/2028	3,000,000	2,627,839	2,482,500	0.5%
KOBE US Midco 2 Inc	Chemicals	9.25% Cash/10.00% PIK	11/1/2026	1,995,000	1,888,981	1,708,219	0.3%
Total Corporate Bonds				4,995,000	4,516,820	4,190,719	0.8%

Total Debt Investments				$1,327,844,082	$1,313,978,434	$1,276,525,775	228.5%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of March 31, 2024
(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(5)	Value	of Net Assets
CLO Mezzanine(2)
APID 2016-24A (4)	Structured Note	11.38% (S + CSA + 5.80%)	10/20/2030	2,200,000	2,134,736	2,143,631	0.5%
ARES 2019-53A (4)	Structured Note	12.43% (S + CSA + 6.85%)	4/24/2031	2,500,000	2,506,204	2,505,147	0.5%
Carlyle US CLO 2020-2, Ltd (4)	Structured Note	14.12% (S + CSA + 8.53%)	1/25/2035	4,000,000	3,901,122	3,665,065	0.7%
CIFC 2018-4A (4)	Structured Note	11.48% (S + CSA + 5.90%)	10/17/2031	2,900,000	2,885,625	2,907,189	0.5%
CIFC 2023-2A (4)	Structured Note	13.30% (S + CSA + 7.97%)	1/21/2037	2,700,000	2,770,973	2,737,069	0.5%
Elmwood CLO III Ltd. (4)	Structured Note	13.32% (S + CSA + 7.74%)	10/20/2034	2,000,000	1,934,899	1,910,271	0.3%
GoldenTree Loan Management US 2020-7A (4)	Structured Note	13.33% (S + CSA + 7.75%)	4/20/2034	2,000,000	1,906,910	1,858,668	0.3%
GoldenTree Loan Management US 2021-10A (4)	Structured Note	13.37% (S + CSA + 7.79%)	7/20/2034	1,250,000	1,220,206	1,152,952	0.2%
GoldenTree Loan Management US 2021-9A (4)	Structured Note	12.33% (S + CSA + 6.75%)	1/20/2033	2,000,000	1,909,597	2,000,000	0.4%
GLM 2021-9A FR (4)(13)	Structured Note	13.76% (S + 8.46%)	4/20/2037	3,000,000	2,910,000	2,910,000	0.5%
GOST 2024-1A E (4)(13)	Structured Note	11.80% (S + 6.50%)	4/20/2033	2,500,000	2,500,000	2,500,000	0.4%
HLM 2023-18A (4)	Structured Note	14.29% (S + 8.97%)	7/20/2036	3,400,000	3,555,931	3,496,579	0.6%
522 Funding CLO 2020-6, Ltd. (4)	Structured Note	13.62% (S + CSA + 8.04%)	10/23/2034	2,800,000	2,732,020	2,509,718	0.4%
MUZ88 2022-1A (4)	Structured Note	13.36% (S + 8.05%)	10/15/2037	3,000,000	3,063,264	3,038,112	0.5%
Thayer Park CLO, Ltd. (4)	Structured Note	14.45% (S + CSA + 8.87%)	4/20/2034	1,300,000	1,266,646	1,209,085	0.2%
Total CLO Mezzanine				37,550,000	37,198,133	36,543,486	6.5%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of March 31, 2024
(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(5)	Value	of Net Assets
CLO Equity
Babson CLO 2018-4A, Ltd. (4)	Structured Subordinated Note	NA	10/15/2030	4,000,000	1,637,294	1,378,101	0.3%
Dryden 86 CLO, Ltd. (4)	Structured Subordinated Note	NA	7/17/2030	6,000,000	4,089,816	3,156,205	0.6%
HPS Loan Management 12-2018, Ltd. (4)	Structured Subordinated Note	NA	7/18/2031	7,500,000	3,752,752	3,232,064	0.6%
Long Point Park CLO, Ltd. (4)	Structured Subordinated Note	NA	1/17/2030	6,358,000	2,940,407	1,839,945	0.3%
Regatta XII Funding Ltd. (4)	Structured Subordinated Note	NA	10/15/2032	6,000,000	4,006,486	3,388,815	0.6%
Signal Peak CLO, LLC (4)	Structured Subordinated Note	NA	10/26/2034	5,000,000	2,216,944	1,738,971	0.3%
Stratus CLO Series 2021-1A (4)	Structured Subordinated Note	NA	12/29/2029	2,000,000	1,305,246	1,311,363	0.2%
Total CLO Equity				36,858,000	19,948,945	16,045,464	2.9%

Total Other Investments				$74,408,000	$57,147,078	$52,588,950	9.4%

	Number of		Fair	Percentage
	Shares	Cost	Value	of Net Assets
Short-Term Investments
Fidelity Investments Money Market Government Portfolio - Institutional Class, 5.25% (8)	64,077,362	64,077,362	64,077,362	11.5%
Total Short-Term Investments	64,077,362	$64,077,362	$64,077,362	11.5%

Total Investments		$1,435,202,874	$1,393,192,087	249.4%
Liabilities in Excess of Other Assets			(834,654,923)	(149.4)%
Net Assets			$558,537,164	100.0%

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of March 31, 2024
(Unaudited)

(2)	Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), the Secured Overnight Financing Rate (“SOFR” or “S”), SOFR + Credit Spread Adjustment (S+CSA), where the Credit Spread Adjustment is a defined additional spread amount based on the tenor of SOFR the borrower selects, the Euro Interbank Offered Rate ("Euribor" or "E"), the U.S. Prime Rate ("P"), or an alternate base rate (which can include the Federal Funds Effective Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. For the holdings as of March 31, 2024 that have S+CSA as the base rate, the credit spread adjustment ranges from 0.4ps to 42.8bps.
(3)	As of March 31, 2024, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
(4)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company's total assets. As of March 31, 2024, 16.8% of the Company's total assets were in non-qualifying investments.
(5)	As of March 31, 2024, the tax cost of the Company's investments approximates their amortized cost.
(6)	Security or portion thereof held within Palmer Square BDC Funding I, LLC ("PS BDC Funding") and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Bank of America, N.A. ("BofA N.A.") (see Note 6 to the consolidated financial statements).
(7)	Security or portion thereof held within Palmer Square BDC Funding II, LLC ("PS BDC Funding II") and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Wells Fargo Bank, National Association ("WFB") (see Note 6 to the consolidated financial statements).
(8)	7-day effective yield as of March 31, 2024.
(9)	Of the $851,480 commitment to Aptean Inc., $810,041.31 was unfunded as of March 31, 2024.
(10)	Of the $559,500 commitment to Galway Borrower LLC, $469,086.50 was unfunded as of March 31, 2024.
(11)	Of the $4,999,125 commitment to Patriot Growth Insurance Services, LLC, $4,200,000 was unfunded as of March 31, 2024.
(12)	Of the $898,230 commitment to Tank Holding Corp., $495,000 was unfunded as of March 31, 2024.
(13)	Interest rate estimated using 3M SOFR as of March 31, 2024 and stated margin. Actual interest rate will be set upon close of deal.

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

The Company’s investment objective is to maximize total return, comprised of current income and capital appreciation. The Company’s current investment focus is guided by two strategies that facilitate its investment opportunities and core competencies: (1) investing in corporate debt securities and, to a lesser extent, (2) investing in collateralized loan obligation (“CLO”) structured credit funds that typically own corporate debt securities, including the equity and junior debt tranches of CLOs. To a limited extent, the Company may enter into derivatives transactions, which may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of the Company’s portfolio positions from changes in currency exchange rates and market interest rates or to earn income and enhance the Company’s total returns. The Company may receive or purchase warrants or rights to acquire equity or other securities in connection with making a debt investment in a company. During the three months ended March 31, 2024 and March 31, 2023, the Company did not invest in any derivative contracts.

The Company is externally managed by Palmer Square BDC Advisor LLC (the “Investment Advisor”), an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, pursuant to an investment advisory agreement between the Company and the Investment Advisor (the “Advisory Agreement”). The Investment Advisor is a majority-owned subsidiary of Palmer Square Capital Management LLC (“PSCM”) and an investment adviser registered under the Investment Advisors Act of 1940, as amended (the “Advisers Act”). The Investment Advisor, in its capacity as administrator (the “Administrator”), provides the administrative services necessary for the Company to operate pursuant to an administration agreement between the Company and the Administrator (the “Administration Agreement”). The Company’s fiscal year ends on December 31.

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

Debt Issuance Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs. These expenses are deferred and amortized over the life of the related debt instrument. Debt issuance costs are presented on the consolidated statements of assets and liabilities as a direct deduction from the debt liability. In circumstances in which there is not an associated debt liability amount recorded in the consolidated financial statements when the debt issuance costs are incurred, such debt issuance costs will be reported on the consolidated statements of assets and liabilities as an asset until the debt liability is recorded. As of March 31, 2024, the balance of debt issuance costs was $3.1 million, representing deferred financing costs of $6.5 million less accrued interest of $3.4 million, included in BoA Credit Facility and WF Credit Facility (each as defined below), and is presented on a net basis of $795.2 million on the consolidated statements of assets and liabilities. As of December 31, 2023, the balance of debt issuance costs was $(1.6) million, representing deferred financing costs of $3.2 million less accrued interest of $4.8 million, included in BoA Credit Facility and WF Credit Facility, and is presented on a net basis of $641.8 million on the consolidated statements of assets and liabilities.

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

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities and money market funds is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

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

A loan may be taken off non-accrual status if past due payments are made, and if management determines the issuer is likely to remain current on future payments. Management may make exceptions to this policy if the loan has sufficient collateral value or is in the process of collection. Management may also leave a loan on accrual status while actively seeking recovery of past due payment. As of March 31, 2024, the Company had no portfolio investments on non-accrual status.

Other Income

From time to time, the Company may receive fees for services provided to portfolio companies. These fees are generally only available to the Company as a result of closing investments, are normally paid at the closing of the investments, are generally non-recurring and are recognized as revenue when earned upon closing of the investment. The services that the Investment Advisor provides vary by investment, but can include closing, work, diligence or other similar fees and fees for providing managerial assistance to the Company’s portfolio companies. In addition, the Company may generate revenue in the form of commitment, origination, structuring or diligence fees, monitoring fees and possibly consulting and performance-based fees.

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

New Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022, the FASB issued Accounting Standards Update 2022-06, Reference Rate Reform (Topic 848) – Deferral of the Sunset Date of Topic 848 which extended the effective period through December 31, 2024.

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

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 3. Agreements and Related Party Transactions

Administration Agreement

The Company has entered into the Administration Agreement with the Administrator. Pursuant to the Administration Agreement, the Administrator furnishes office facilities and equipment and provides clerical, bookkeeping, compliance, recordkeeping and other administrative services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees the performance of, required administrative services, which include being responsible for the financial and other records that the Company is required to maintain and preparing reports to stockholders and reports and other materials filed with the SEC. In addition, the Administrator assists the Company in determining and publishing the Company’s net asset value (“NAV”), overseeing the preparation and filing of tax returns and the printing and dissemination of reports and other materials to stockholders, and generally overseeing the payment of expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, the Administrator also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the offer to provide such assistance.

Under the Administration Agreement, the Company reimburses the Administrator based upon its allocable portion of the Administrator’s overhead (including rent) in performing its obligations under the Administration Agreement, including the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the cost of its officers (including the Company’s Chief Financial Officer and Chief Compliance Officer), and any of their respective staff who provide services to the Company, operations staff who provide services to the Company, and internal audit staff, if any, to the extent internal audit performs a role in the Company’s Sarbanes-Oxley internal control assessment. In addition, if requested to provide managerial assistance to portfolio companies, the Administrator is reimbursed based on the services provided. The Administration Agreement has an initial term of two years and may be renewed with the approval of the Company’s board of directors (the “Board”). The agreement was renewed during the year for an additional one-year period. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that the Administrator outsources any of its functions, the Company pays the fees associated with such functions on a direct basis without any incremental profit to the Administrator.

In addition, the Administrator has, pursuant to a sub-administration agreement, engaged U.S. Bancorp Fund Services, LLC to act on behalf of the Company’s Administrator in the performance of certain other administrative services. The Company has also engaged Equiniti Trust Company, LLC or its affiliates (“Equiniti”) directly to serve as transfer agent, registrar and dividend disbursing agent and has engaged U.S. Bank National Association (“U.S. Bank”) or its affiliates directly to serve as custodian. Prior to the Company’s engagement of Equiniti upon the closing of the IPO, U.S. Bank served as the Company’s transfer agent, distribution paying agent and registrar.

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

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Additionally, pursuant to the Advisory Agreement, the Investment Advisor is not entitled to an incentive fee prior to the IPO because the Advisory Agreement provides that no incentive fee is payable prior to the listing of the Company’s common stock on a national securities exchange. Effective upon completion of the IPO, the Investment Advisor is entitled to an incentive fee (the “Income Incentive Fee”) based on the Company’s pre-incentive fee net investment income for the then most recently completed calendar quarter, as adjusted downward (but not upward) if over the most recently completed and eleven preceding calendar quarters since the IPO (or if shorter, the number of calendar quarters since the IPO) (each such period is referred to herein as the “Trailing Twelve Quarters”) aggregate net realized losses on the Company’s investments exceed the Company’s aggregate net investment income over the same period, excluding the most recently completed quarter, as described in more detail below. In this regard, if the Company’s net realized losses over the Trailing Twelve Quarters since the IPO (or if shorter, the number of calendar quarters since the IPO) are greater than the Company’s net investment income over the same period, excluding the most recently completed quarter, then the pre-incentive fee net income used in the calculation of the Income Incentive Fee would be subject to a downward adjustment. The amount of the adjustment would be equal to the amount by which such net realized losses exceed such net investment income. On the other hand, if the Company’s net investment income over the Trailing Twelve Quarters since the IPO (or if shorter, the number of calendar quarters since the IPO) is equal to or greater than the Company’s net realized losses over the same period, excluding the most recently completed quarter, then no adjustment to pre-incentive fee net investment income would be made. The Income Incentive Fee will be calculated and payable quarterly in arrears commencing with the first calendar quarter following the IPO. The Company will pay the Investment Advisor an Income Incentive Fee with respect to its “adjusted net investment income” in each calendar quarter as follows:

●	no Income Incentive Fee in any calendar quarter in which the Company’s “adjusted net investment income” does not exceed an amount equal to a “hurdle rate” of 1.5% per quarter (6% annualized) of the Company’s total net assets at the end of that quarter (the “Hurdle Amount”);

●	100% of the Company’s “adjusted net investment income” with respect to that portion of such “adjusted net investment income,” if any, that exceeds the Hurdle Amount but is less than or equal to an amount (the “Catch-Up Amount”) determined on a quarterly basis by multiplying 1.7142% by the Company’s total NAV for the immediately preceding calendar quarter. The Catch-Up Amount is intended to provide the Investment Advisor with an incentive fee of 12.5% on all of the Company’s “adjusted net investment income” when the Company’s “adjusted net investment income” reaches the Catch-Up Amount in any calendar quarter; and

●	for any calendar quarter in which the Company’s “adjusted net investment income” exceeds the Catch-Up Amount, the Income Incentive Fee shall equal 12.5% of the amount of the Company’s “adjusted net investment income” for the calendar quarter.

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

The Investment Advisor has agreed to pay all offering costs in connection with the IPO. These expenses consist primarily of legal fees and other costs incurred with the Company’s share offerings, the preparation of the Company’s registration statement, and registration fees. The Company is not obligated to repay any such offering costs paid by our Investment Advisor. As the March 31, 2024, the balance of Due from Investment Advisor was $0.1 million, representing the offering costs incurred on the statements of assets and liabilities.

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt	$1,239,705,451	$1,212,282,666	$984,089,538	$952,100,626
Second-lien senior secured debt	69,756,163	60,052,390	67,449,770	55,989,218
Corporate Bonds	4,516,820	4,190,719	4,495,104	4,239,975
CLO Mezzanine	37,198,133	36,543,486	14,859,567	13,764,620
CLO Equity	19,948,945	16,045,464	24,478,438	18,953,309
Short-term investments	64,077,362	64,077,362	63,763,005	63,763,005
Total Investments	$1,435,202,874	$1,393,192,087	$1,159,135,422	$1,108,810,753

As of March 31, 2024, approximately 17.7% of the long-term investment portfolio at amortized cost and 17.9% of the long-term investment portfolio measured at fair value, respectively, were invested in non-qualifying assets. As of December 31, 2023, approximately 14.2% of the long-term investment portfolio at amortized cost and 14.1% of the long-term investment portfolio measured at fair value, respectively, were invested in non-qualifying assets. With respect to the Company’s total assets, 16.8% and 13.2% of the Company’s total assets were in non-qualifying assets as defined by Section 55(a) of the 1940 Act as of March 31, 2024 and December 31, 2023, respectively.

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

The industry composition of investments based on fair value, as a percentage of total investments at fair value, as of March 31, 2024 and December 31, 2023 was as follows:

	March 31, 2024	December 31, 2023

Software	11.4%	14.0%
Healthcare Providers and Services	8.8%	9.3%
Professional Services	8.2%	7.2%
Insurance	5.9%	5.9%
IT Services	5.6%	6.7%
Short Term Investments	4.6%	5.8%
Hotels, Restaurants and Leisure	4.5%	4.2%
Diversified Financial Services	4.1%	4.2%
Independent Power and Renewable Electricity Producers	3.8%	3.4%
Chemicals	3.6%	2.9%
Media	3.0%	3.7%
Structured Note	2.6%	1.2%
Building Products	2.5%	2.9%
Diversified Consumer Services	2.4%	1.6%
Auto Components	2.2%	1.7%
Food Products	2.1%	2.0%
Machinery	2.0%	1.6%
Internet Software and Services	1.9%	1.4%
Construction and Engineering	1.9%	2.6%
Energy Equipment and Services	1.7%	1.4%
Containers and Packaging	1.5%	1.7%
Commercial Services and Supplies	1.4%	1.3%
Electronic Equipment, Instruments and Components	1.4%	1.5%
Aerospace and Defense	1.3%	1.2%
Metals and Mining	1.2%	1.2%
Oil, Gas and Consumable Fuels	1.2%	0.9%
Structured Subordinated Note	1.2%	1.7%
Healthcare Technology	1.1%	1.0%
Household Durables	1.0%	0.4%
Diversified Telecommunication Services	0.9%	0.8%
Electrical Equipment	0.9%	0.5%
Wireless Telecommunication Services	0.7%	0.6%
Pharmaceuticals	0.6%	0.6%
Healthcare Equipment and Supplies	0.6%	0.8%
Specialty Retail	0.5%	0.6%
Road and Rail	0.5%	0.5%
Real Estate Management and Development	0.5%	0.6%
Airlines	0.4%	-%
Industrial Conglomerates	0.3%	0.4%

Total	100.0%	100.0%

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

Investments in private investment companies measured based upon NAV as a practical expedient to determine fair value are not required to be categorized in the fair value hierarchy. As of March 31, 2024 and as of December 31, 2023, there were no investments accounted for using the practical expedient.

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

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the fair value hierarchy of investments as of March 31, 2024:

	Fair Value Hierarchy as of March 31, 2024
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$-	$1,212,282,666	$-	$1,212,282,666
Second-lien senior secured debt	-	60,052,390	-	60,052,390
Corporate Bonds	-	4,190,719	-	4,190,719
CLO Mezzanine	-	36,543,486	-	36,543,486
CLO Equity	-	16,045,464	-	16,045,464
Short Term Investments	64,077,362	-	-	64,077,362
Total Investments	$64,077,362	$1,329,114,725	$-	$1,393,192,087

The following table presents the fair value hierarchy of investments as of December 31, 2023:

	Fair Value Hierarchy as of December 31, 2023
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$-	$952,100,626	-	$952,100,626
Second-lien senior secured debt	-	55,989,218	-	55,989,218
Corporate Bonds	-	4,239,975	-	4,239,975
CLO Mezzanine	-	13,764,620	-	13,764,620
CLO Equity	-	18,953,309	-	18,953,309
Short Term Investments	63,763,005	-	-	63,763,005
Total Investments	$63,763,005	$1,045,047,748	$-	$1,108,810,753

For the three months ended March 31, 2024 and the year ended December 31, 2023, the Company did not recognize any transfers to or from Level 3.

Debt Not Carried at Fair Value

The fair value of the BoA Credit Facility and the WF Credit Facility, which would be categorized as Level 3 within the fair value hierarchy as of March 31, 2024, approximates their respective carrying values because the BoA Credit Facility and WF Credit Facility each have variable interest based on selected short-term rates.

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, BDCs are permitted to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 150% after such borrowing. As of March 31, 2024, the Company’s asset coverage ratio was 170%.

Bank of America Credit Facility

On February 18, 2020, the Company, through a special purpose wholly-owned subsidiary, PS BDC Funding (together with the Company, the “Borrowers”) entered into a Credit Agreement (as amended, the “Credit Agreement”) with certain financial institutions as lenders (“Lenders”), BofA N.A. as the Administrative Agent and BofA Securities, Inc. (“BofA Securities”), as Lead Arranger and Sole Book Manager, pursuant to which the Lenders agreed to provide the Company with a revolving line of credit (the “BoA Credit Facility”).

Under the BoA Credit Facility, the Lenders have agreed to extend credit to PS BDC Funding in an aggregate amount up to the Commitment (as defined in the Credit Agreement) amount. The Commitment amount for the BoA Credit Facility was $200.0 million as of the closing date of the Credit Agreement, increased to $400.0 million on the one-month anniversary of the closing date, further increased to $475.0 million on October 12, 2020, and further increased to $725.0 million on September 29, 2021. The Borrowers’ ability to draw under the BoA Credit Facility is scheduled to terminate on February 11, 2028. All amounts outstanding under the BoA Credit Facility are required to be repaid by February 18, 2028. On March 29, 2024, the Company entered into a fourth amendment to the BoA Credit Facility to, among other things: (i) extend the facility maturity date from February 18, 2025 to February 18, 2028; (ii) update arrangements for the calculation of the fee on unused commitments from 1.30% to a range from 0.50% to 1.40%, depending on the amount of commitments utilized, and (iii) payment of an extension fee. As the Company raises additional capital, we may enter into additional credit agreements to expand our borrowing capacity.

Debt obligations under the BoA Credit Facility consisted of the following as of March 31, 2024:

	March 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
BoA Credit Facility	$725,000,000	$662,000,000	$63,000,000	$658,589,686
Total debt	$725,000,000	$662,000,000	$63,000,000	$658,589,686

(1)	The amount available reflects any limitations related to the BoA Credit Facility’s borrowing base.

(2)	The carrying value of the BoA Credit Facility is presented net of deferred financing costs of $4.2 million and accrued interest of $788 thousand.

Debt obligations under the BoA Credit Facility consisted of the following as of December 31, 2023:

	December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
BoA Credit Facility	$725,000,000	$504,000,000	$221,000,000	$505,417,357
Total debt	$725,000,000	$504,000,000	$221,000,000	$505,417,357

(1)	The amount available reflects any limitations related to the BoA Credit Facility’s borrowing base.

(2)	The carrying value of the BoA Credit Facility is presented net of deferred financing costs of $739 thousand and accrued interest of $2.2 million.

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Average debt outstanding under the BoA Credit Facility during the three months ended March 31, 2024 and March 31, 2023, was $584.9 million and $512.3 million, respectively.

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

For the three months ended March 31, 2024 and March 31, 2023, the components of interest expense with respect to the BoA Credit Facility were as follows:

	For the Three Months Ended March 31,
	2024	2023

Interest expense	$10,106,950	$7,853,166
Amortization of debt issuance costs	165,600	157,944
Total interest expense	$10,272,550	$8,011,110
Average interest rate	6.74%	5.90%

PS BDC Funding has pledged all of its assets to BofA N.A., in its capacity as Administrative Agent, to secure its obligations under the BoA Credit Facility. Both the Company and PS BDC Funding have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowing under the BoA Credit Facility is subject to the leverage restrictions contained in the 1940 Act and PS BDC Funding complies with 1940 Act provisions relating to affiliated transactions and custody. The custodian of the assets pledged to BofA N.A. pursuant to the BoA Credit Facility is U.S. Bank. The obligations under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, including in the event of a change of control of PS BDC Funding or if the Investment Advisor ceases to serve as investment adviser to the Company.

Wells Fargo Credit Facility

On December 18, 2020, the Company, through a special purpose wholly-owned subsidiary, PS BDC Funding II and together with the Company, the “WF Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with certain financial institutions as lenders (“WF Lenders”), WFB as the administrative agent and U.S. Bank, as Collateral Agent and Custodian, pursuant to which the WF Lenders agreed to provide the Company with a line of credit (the “WF Credit Facility”).

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

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Debt obligations under the WF Credit Facility consisted of the following as of March 31, 2024:

	March 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
WF Credit Facility	$175,000,000	$136,250,000	$38,750,000	$136,595,042
Total debt	$175,000,000	$136,250,000	$38,750,000	$136,595,042

(1)	The amount available reflects any limitations related to the WF Credit Facility’s borrowing base.

(2)	The carrying value of the WF Credit Facility is presented net of deferred financing costs of $2.3 million and accrued interest of $2.7 million.

Debt obligations under the WF Credit Facility consisted of the following as of December 31, 2023:

	December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
WF Credit Facility	$175,000,000	$136,250,000	$38,750,000	$136,411,448
Total debt	$175,000,000	$136,250,000	$38,750,000	$136,411,448

(1)	The amount available reflects any limitations related to the WF Credit Facility’s borrowing base.

(2)	The carrying value of the WF Credit Facility is presented net of deferred financing costs of $2.5 million and accrued interest of $2.6 million.

Average debt outstanding under the WF Credit Facility during the three months ended March 31, 2024 and March 31, 2023, was $136.3 million and $126.8 million, respectively.

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Prior to April 10, 2023, the loans under the WF Credit Facility may have been Broadly Syndicated Loans or Middle Market loans and were eurocurrency rate loans unless such rate was unavailable, in which case the loans were base rate loans until such rate was available. Broadly Syndicated Loans bore interest at the LIBOR or base rate, as applicable, plus 1.85%, and Middle Market Loans bore interest at LIBOR or base rate, as applicable, plus 2.35%. The “base rate” was equal to the highest of (a) the federal funds rate plus 0.50% and (b) the prime rate. On April 10, 2023, the Company entered into an amendment to the WF Credit Facility that, among other things: (i) transferred and assigned U.S. Bank’s rights and obligations as collateral agent and as a secured party to U.S. Bank Trust Company, National Association, (ii) referenced SOFR instead of LIBOR and (iii) removed LIBOR transition language.

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

For the three months ended March 31, 2024 and March 31, 2023, the components of interest expense with respect to the WF Credit Facility were as follows:

	For the Three Months Ended March 31,
	2024	2023

Interest expense	$2,782,250	$2,224,001
Amortization of debt issuance costs	124,030	87,019
Total interest expense	$2,906,280	$2,311,020
Average interest rate	7.82%	6.67%

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

Note 7. Share Transactions

Offering Proceeds

During the three months ended March 31, 2024 and March 31, 2023, the Company issued and sold 5,450,000 shares at an aggregate purchase price of $89.7 million and 688,674 shares at an aggregate purchase price of $11.1 million, respectively. These amounts include shares issued in reinvestment.

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

Prior to the IPO, the Board primarily used newly-issued shares of the Company’s common stock to implement the dividend reinvestment plan. The number of shares of common stock to be issued to a participant prior to the IPO would be equal to the quotient determined by dividing the cash value of the dividend payable to such stockholder by the NAV per share as of the date such dividend was declared.

After the IPO, the Board intends to primarily use newly-issued shares to implement the dividend reinvestment plan, whether or not the shares are trading at a price per share at, below or above NAV. However, the Board reserves the right to purchase shares in the open market in connection with the implementation of the dividend reinvestment plan. The Board will examine the full facts and circumstances of each such dividend to determine the approach (i.e., to use newly issued shares or effectuate open market purchases to implement the dividend reinvestment plan) that is in the best interests of stockholders taking into account the Board’s fiduciary duties to stockholders, including by weighing the potential dilution in connection with such issuance to be incurred by the Company’s stockholders against the Company’s need and usage of reinvested funds, and, if the Company uses newly issued shares to implement the dividend reinvestment plan at a time when the shares are trading at a price below NAV, the stockholders’ receipt of fewer shares than they would have if the Company had effectuated open market purchases. The number of newly issued shares to be issued to a participant would be determined by dividing the total dollar amount of the dividend payable to such stockholder by the market price per share of the Company’s common stock at the close of regular trading on a national securities exchange on the dividend payment date. Shares purchased in open market transactions by Equiniti, the plan administrator and the Company’s transfer agent, registrar and dividend disbursing agent, will be allocated to a participant based upon the average purchase price, excluding any brokerage charges or other charges, of all shares of the Company’s common stock purchased with respect to the dividend.

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

The Company Rule 10b5-1 Stock Repurchase Plan is intended to allow the Company to repurchase shares of its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Rule 10b5-1 Stock Repurchase Plan will require the Company’s agent to repurchase shares of the Company’s common stock on the Company’s behalf when the market price per share of the Company’s common stock is below the most recently reported NAV per share of common stock. Under the Company Rule 10b5-1 Stock Repurchase Plan, the agent will increase the volume of purchases made as the price of the Company’s common stock declines, subject to volume restrictions.

The repurchase of shares pursuant to the Company Rule 10b5-1 Stock Repurchase Plan is intended to satisfy the conditions of Rule 10b5-1 and Rule 10b-18 under the Exchange Act and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances.

The Company Rule 10b5-1 Stock Repurchase Plan commenced on March 23, 2024, beginning 60 calendar days following the end of the “restricted period” under Regulation M, and will terminate upon the earliest to occur of (i) 12 months from the date of the Company Rule 10b5-1 Stock Repurchase Plan, (ii) the end of the trading day on which the aggregate purchase price for all shares purchased under the Company Rule 10b5-1 Stock Repurchase Plan equals $15 million and (iii) the occurrence of certain other events described in the Company Rule 10b5-1 Stock Repurchase Plan.

For the three months ended March 31, 2024, the Company did not repurchase any shares of its common stock pursuant to the Company Rule 10b5-1 Repurchase Plan.

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

PSCM Rule 10b5-1 Stock Repurchase Plan

In addition, PSCM will purchase up to $5 million in the aggregate of shares of the Company’s common stock in the open market within one year of the IPO date if the Company’s shares of common stock trade below a specific level of NAV per share following the IPO. Concurrently with the closing of the IPO, PSCM entered into a share repurchase plan (the “PSCM Rule 10b5-1 Stock Purchase Plan”) to permit the purchase of up to $2.5 million shares of the Company’s common stock. The purchases of shares pursuant to the PSCM Rule 10b5-1 Stock Purchase Plan will be implemented in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act.

The PSCM Rule 10b5-1 Stock Purchase Plan is intended to allow PSCM to purchase shares of the Company’s common stock at times when it otherwise might be prevented from doing so under insider trading laws. The PSCM Rule 10b5-1 Stock Purchase Plan will require PSCM’s agent to purchase shares of common stock on PSCM’s behalf when the market price per share of the Company’s common stock is trading below the most recently reported NAV per share of common stock. Under the PSCM Rule 10b-1 Stock Purchase Plan, the agent will increase the volume of purchases made as the price of the Company’s common stock declines, subject to volume restrictions.

The purchase of shares pursuant to the PSCM Rule 10b5-1 Stock Purchase Plan is intended to satisfy the conditions of Rule 10b5-1 and Rule 10b-18 under the Exchange Act, and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances.

The PSCM Rule 10b5-1 Stock Purchase Plan commenced on March 23, 2024 and will terminate upon the earliest to occur of (i) 12 months from the date of the PSCM Rule 10b5-1 Stock Purchase Plan, (ii) the end of the trading day on which the aggregate purchase price for all shares purchased under the PSCM Rule 10b5-1 Stock Purchase Plan equals $2.5 million, and (iii) the occurrence of certain other events described in the PSCM Rule 10b5-1 Stock Purchase Plan.

For the three months ended March 31, 2024, PSCM did not repurchase any shares of the Company’s common stock pursuant to the Company Rule 10b5-1 Repurchase Plan.

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 8. Commitments and Contingencies

As of March 31, 2024 and December 31, 2023, the Company had an aggregate of $30.8 million and $20.1 million, respectively, of unfunded commitments to provide debt financing to its portfolio companies. As of each of March 31, 2024 and December 31, 2023, there were no capital calls or draw requests made by the portfolio companies to fund these commitments. Such commitments are generally up to the Company’s discretion to approve or are subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the composition of the unfunded commitments as of March 31, 2024 is shown in the table below:

		As of
	Expiration Date (1)	March 31, 2024
Accession Risk Management Group, Inc.	2/14/2025	1,675,714
Aptean Inc	1/30/2031	436,880
Aptean Inc	1/30/2026	810,041
Aramsco, Inc.	10/10/2025	935,644
B'Laster Holdings DD T/L	10/25/2025	466,666
Enverus Holdings, Inc.	12/22/2025	310,811
Enverus Holdings, Inc.	12/24/2029	472,973
Galway Borrower LLC	9/30/2028	469,087
Galway Borrower LLC	2/7/2026	4,440,500
GS AcquisitionCo, Inc.	3/19/2026	4,800,000
GS AcquisitionCo, Inc.	5/25/2028	1,200,000
Imagefirst Holdings, LLC	4/28/2025	1,168,061
MRI Software, LLC	12/19/2025	6,363,630
MRI Software, LLC	2/10/2027	636,370
Patriot Growth Insurance Services, LLC	11/17/2025	4,200,000
PT Intermediate Holdings III, LLC	9/1/2024	499,950
Ryan, LLC	11/14/2024	514,286
Tank Holding Corp.	5/22/2024	495,000
Touchdown Acquirer Inc.	2/21/2026	898,204
Total unfunded commitments		$30,793,817

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

A summary of the composition of the unfunded commitments as of December 31, 2023 is shown in the table below:

	Expiration Date (1)	As of December 31, 2023
Accession Risk Management Group, Inc.	2/14/2025	2,457,847
Aptean Inc.	1/30/2031	436,880
Aptean Inc.	1/30/2026	851,480
Aramsco, Inc.	10/10/2025	712,871
B’Laster Holdings, LLC	10/25/2025	466,666
Enverus Holdings, Inc.	12/22/2025	310,811
Enverus Holdings, Inc.	12/24/2029	472,973
ImageFirst Holdings, LLC	4/28/2025	833,333
MRI Software LLC	2/10/2027	6,363,630
MRI Software LLC	2/10/2027	636,370
OMNIA Partners, LLC	1/25/2024	223,269
Patriot Growth Insurance Services, LLC	11/17/2025	4,650,000
PT Intermediate Holdings III, LLC	9/1/2024	579,942
Ryan, LLC	11/14/2024	514,286
Tank Holding Corp.	5/22/2024	597,000
Total unfunded commitments		$20,107,358

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2024, management is not aware of any pending or threatened litigation.

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of each of March 31, 2024 and March 31, 2023, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of common stock for the three months ended March 31, 2024 and March 31, 2023.

	For the Three Months Ended March 31,
	2024	2023

Net increase (decrease) in net assets resulting from operations	$22,880,140	$28,088,322
Weighted average shares of common stock outstanding - basic and diluted	31,594,552	24,591,581
Earnings (loss) per share of common stock - basic and diluted	$0.72	$1.14

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 10. Financial Highlights

The following per share of common stock data has been derived from information provided in the unaudited financial statements. The following is a schedule of financial highlights for the three months ended March 31, 2024 and March 31, 2023:

	For the Three Months Ended
	March 31,
	2024	2023
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$17.04	$14.96

Results of Operations:
Net Investment Income(1)	0.52	0.55
Net Realized and Unrealized Gain (Loss) on Investments(4)	0.09	0.61
Net Increase (Decrease) in Net Assets Resulting from Operations	0.61	1.16

Net Decrease in Net Assets Resulting from Distributions	(0.49)	-

Net Asset Value, End of Period	$17.16	$16.12

Shares Outstanding, End of Period	32,552,794	24,975,302

Ratio/Supplemental Data
Net assets, end of period	$558,537,164	$402,636,029
Weighted-average shares outstanding	31,594,552	24,591,581
Total Return(3)	3.70%	7.75%
Portfolio turnover	6%	7%
Ratio of operating expenses to average net assets without waiver(2)	13.70%	13.42%
Ratio of operating expenses to average net assets with waiver(2)	13.66%	13.17%
Ratio of net investment income (loss) to average net assets without waiver(2)	12.03%	13.97%
Ratio of net investment income (loss) to average net assets with waiver(2)	12.07%	14.22%

(1)	The per common share data was derived by using weighted average shares outstanding.
(2)	The ratios reflect an annualized amount.
(3)	Total return is calculated as the change in NAV per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. Total return is not annualized. Assumes reinvestment of distributions.
(4)	Realized and unrealized gains and losses per share in this caption are balancing amounts necessary to reconcile the change in NAV per share for the period, and may not reconcile with the aggregate gains and losses in the Consolidated Statements of Operations due to share transactions during the period.

Note 11. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements, except for the following:

Distributions

On March 28, 2024, the Company declared a distribution of $0.49 per share, or $15,950,869, of which a cash distribution of $12,893,635 was payable on April 10, 2024, and the remainder was paid through common stock through the Company’s dividend reinvestment plan.

CLO Transaction

On April 24, 2024, Palmer Square Capital BDC Inc. (the “Company”), through Palmer Square BDC CLO 1, Ltd. (the “Issuer”), an exempted company incorporated with limited liability under the laws of the Cayman Islands and a wholly-owned indirect subsidiary of the Company, priced its $400,500,000 million term debt securitization (the “CLO Transaction”). The CLO Transaction is expected to close on May 23, 2024. The notes offered by the Issuer in the CLO Transaction (the “Palmer Square BDC CLO 1 Secured Notes”) are secured by a diversified portfolio of the Issuer consisting of senior secured loans or participation interests therein with the potential for investment in second lien loans or participation interests therein, corporate bonds or loans made to a debtor-in-possession pursuant to Section 364 of the Bankruptcy Code having the priority allowed by either Section 364(c) or 364(d) of the Bankruptcy Code and fully secured by senior liens or participation interests therein.

The CLO Transaction is expected to be executed through a private placement of the following Palmer Square BDC CLO 1 Secured Notes: $232 million of AAA Class A Notes, which will bear interest at the forward-looking term rate based on the secured overnight financing rate (“Term SOFR”) plus 1.60%; $58 million of AA Class B-1 Notes, which will bear interest at Term SOFR plus 2.15%; and $10 million of AA Class B-2 Notes, which will bear interest at a fixed rate of 6.33%. The Company is expected to acquire 100% of the subordinated notes issued by the Issuer (the “Subordinated Notes” and, together with the Palmer Square BDC CLO 1 Secured Notes, the “Palmer Square BDC CLO 1 Notes”) and will be required to retain the Subordinated Notes in accordance with the U.S. Risk Retention Rules and the EU/UK Securitization Regulations at and after the closing of the CLO Transaction. The Subordinated Notes do not bear interest and will have a value of approximately $100.5 million at closing of the CLO Transaction. The Company expects that the Palmer Square BDC CLO 1 Notes will be scheduled to mature on July 15, 2037.

The Palmer Square BDC CLO 1 Secured Notes will be the secured obligations of the Issuer, and the indenture governing the Palmer Square BDC CLO 1 Notes includes customary covenants and events of default. The Palmer Square BDC CLO 1 Notes have not been, and will not be, registered under the Securities Act of 1933, as amended, or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from registration. This report is not a solicitation for or an offer to purchase the Palmer Square BDC CLO 1 Notes.

Company Rule 10b5-1 Stock Repurchase Plan

From April 1, 2024 to May 7, 2024, the Company repurchased 17,851 shares of its common stock pursuant to the Company Rule 10b5-1 Repurchase Plan at an aggregate price of $288,261.

Unfunded Capital Commitments

As of May 7, 2024, $775,714 of the outstanding commitment to Accession Risk Management Group, Inc. was funded. The balance of the remaining unfunded commitment is $900,000.

As of May 7, 2024, $250,000 of the outstanding commitment to Patriot Growth Insurance Services, LLC was funded. The balance of the remaining unfunded commitment is $3,950,000.

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

Overview

We are a financial services company that primarily lends to and invests in corporate debt securities of companies, including small to large private U.S. companies. We were organized as a Maryland corporation on August 26, 2019 and are structured as an externally managed, non-diversified closed-end management investment company. We have elected to be regulated as a BDC under the 1940 Act and, beginning with our taxable year ended December 31, 2020, we have elected to be treated as a RIC under Subchapter M of the Code, and we expect to qualify as a RIC annually.

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

Expenses

Our primary operating expenses include the payment of fees to the Investment Advisor under the Advisory Agreement, our allocable portion of overhead and rental expenses under the Administration Agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, including:

●	interest expense and other costs associated with our indebtedness;

●	the cost of calculating our NAV, including the cost of any third-party valuation services;

●	the cost of effecting sales and repurchases of shares of our common stock and other securities;

●	fees payable to third parties relating to making investments, including our Investment Advisor’s or its affiliates’ travel expenses, research costs and out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments;

●	transfer agent and custodial fees;

●	operating costs incurred prior to the commencement of our operations;

●	out-of-pocket fees and expenses associated with marketing efforts;

●	federal and state registration fees and any stock exchange listing fees;

●	U.S. federal, state and local taxes;

●	Independent Directors’ fees and expenses;

●	brokerage commissions and markups;

●	fidelity bond, directors’ and officers’ liability insurance and other insurance premiums;

●	direct costs, such as printing, mailing, long distance telephone and staff;

●	fees and expenses associated with independent audits and outside legal costs;

●	costs associated with our reporting and compliance obligations under the 1940 Act and other applicable U.S. federal and state securities laws; and

●	other expenses incurred by the Administrator or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion (subject to the review and approval of our Board) of overhead, including rental expenses.

Portfolio and Investment Activity

As of March 31, 2024, our weighted average total yield to maturity of debt and income producing securities at fair value was 10.11%, and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 9.12%.

As of December 31, 2023, our weighted average total yield to maturity of debt and income producing securities at fair value was 10.51%, and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 8.93%.

As of March 31, 2024, we had 256 debt and equity investments in 211 portfolio companies with an aggregate fair value of approximately $1.3 billion.

As of December 31, 2023, we had 227 debt and equity investments in 191 portfolio companies with an aggregate fair value of approximately $1.0 billion.

Our investment activity for the three months ended March 31, 2024 and March 31, 2023 is presented below (information presented herein is at amortized cost unless otherwise indicated).

	For the Three Months Ended March 31,
	2024	2023

New investments:
Gross investments	$346,482,823	$63,457,688
Less: sold investments	(69,556,336)	(102,138,907)
Total new investments	276,926,487	(38,681,219)

Principal amount of investments funded:
First-lien senior secured debt investments	$312,111,711	$63,457,688
Second-lien senior secured debt investments	10,797,500	-
Collateralized securities and structured products - debt	23,573,612	-
CLO Equity	-	-
Total principal amount of investments funded	346,482,823	63,457,688

Principal amount of investments sold or repaid:
First-lien senior secured debt investments	54,991,776	99,163,344
Second-lien senior secured debt investments	9,060,000	-
Corporate Bonds	-	-
Convertible bonds	-	-
CLO Equity	4,254,628	96,089
Collateralized securities and structured products - debt	1,249,932	2,879,474
Common Stock	-	-
Total principal amount of investments sold or repaid	69,556,336	102,138,907

Our investment activity for the three months ended March 31, 2024 and March 31, 2023 is presented below (information presented herein is at Par unless otherwise indicated). New investment commitment refers to long-term funded commitments in new securities made during the period that remained outstanding as of March 31, 2024 and March 31, 2023, respectively.

	For the Three Months Ended March 31,
	2024	2023

Number of new investment commitments	36	15
Average new investment commitment amount	$4,052,057	$3,742,311
Weighted average maturity for new investment commitments	6.18 years	5.52 years
Percentage of new debt investment commitments at floating rates	100.00%	100.00%
Percentage of new debt investment commitments at fixed rates	0.00%	0.00%
Weighted average interest rate of new investment commitments(1)	10.19%	9.71%
Weighted average spread over reference rate of new floating rate investment commitments(2)	4.81%	4.88%
Weighted average interest rate on long-term investments sold or paid down	7.99%	8.09%

(1)	New CLO equity investments do not have an ascribed interest rate and are therefore excluded from the calculation.

(2)	Variable rate loans bear interest at a rate that may be determined by reference to either a) LIBOR (which can include one-, two-, three- or six-month LIBOR) or b) the CME Term Secured Overnight Financing Rate (“SOFR” or “S”) (which can include one-, three-, or six-month SOFR), which resets periodically based on the terms of the loan agreement. At the borrower’s option, loans may instead reference an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), which also resets periodically based on the terms of the loan agreements. Loans that reference SOFR may include a Credit Spread Adjustment (“CSA”), where the CSA is a defined additional spread amount based on the tenor of SOFR the borrower selects (making the reference rate S+CSA).

As of March 31, 2024 and December 31, 2023, our investments consisted of the following:

	March 31, 2024		December 31, 2023
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt	$1,239,705,451	$1,212,282,666	$984,089,538	$952,100,626
Second-lien senior secured debt	69,756,163	60,052,390	67,449,770	55,989,218
Corporate Bonds	4,516,820	4,190,719	4,495,104	4,239,975
CLO Mezzanine	37,198,133	36,543,486	14,859,567	13,764,620
CLO Equity	19,948,945	16,045,464	24,478,438	18,953,309
Short-term investments	64,077,362	64,077,362	63,763,005	63,763,005
Total Investments	$1,435,202,874	$1,393,192,087	$1,159,135,422	$1,108,810,753

The table below describes investments by industry composition based on fair value as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

Software	11.4%	14.0%
Healthcare Providers and Services	8.8%	9.3%
Professional Services	8.2%	7.2%
Insurance	5.9%	5.9%
IT Services	5.6%	6.7%
Short Term Investments	4.6%	5.8%
Hotels, Restaurants and Leisure	4.5%	4.2%
Diversified Financial Services	4.1%	4.2%
Independent Power and Renewable Electricity Producers	3.8%	3.4%
Chemicals	3.6%	2.9%
Media	3.0%	3.7%
Structured Note	2.6%	1.2%
Building Products	2.5%	2.9%
Diversified Consumer Services	2.4%	1.6%
Auto Components	2.2%	1.7%
Food Products	2.1%	2.0%
Machinery	2.0%	1.6%
Internet Software and Services	1.9%	1.4%
Construction and Engineering	1.9%	2.6%
Energy Equipment and Services	1.7%	1.4%
Containers and Packaging	1.5%	1.7%
Commercial Services and Supplies	1.4%	1.3%
Electronic Equipment, Instruments and Components	1.4%	1.5%
Aerospace and Defense	1.3%	1.2%
Metals and Mining	1.2%	1.2%
Oil, Gas and Consumable Fuels	1.2%	0.9%
Structured Subordinated Note	1.2%	1.7%
Healthcare Technology	1.1%	1.0%
Household Durables	1.0%	0.4%
Diversified Telecommunication Services	0.9%	0.8%
Electrical Equipment	0.9%	0.5%
Wireless Telecommunication Services	0.7%	0.6%
Pharmaceuticals	0.6%	0.6%
Healthcare Equipment and Supplies	0.6%	0.8%
Specialty Retail	0.5%	0.6%
Road and Rail	0.5%	0.5%
Real Estate Management and Development	0.5%	0.6%
Airlines	0.4%	-%
Industrial Conglomerates	0.3%	0.4%

Total	100.0%	100.0%

The table below shows the weighted average yields and interest rate of our debt investments at fair value as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Weighted average total yield of debt and income producing securities	10.11%	10.51%
Weighted average interest rate of debt and income producing securities(1)	9.98%	10.10%
Weighted average spread over reference rate of all floating rate investments (2)	4.57%	4.61%

(1)	CLO equity securities are considered income producing securities but do not have an ascribed interest rate, and therefore are excluded from the calculation.

(2)	Variable rate loans bear interest at a rate that may be determined by reference to either a) LIBOR (which can include one-, two-, three- or six-month LIBOR) or b) the CME Term Secured Overnight Financing Rate (“SOFR” or “S”) (which can include one-, three-, or six-month SOFR), which resets periodically based on the terms of the loan agreement. At the borrower’s option, loans may instead reference an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), which also resets periodically based on the terms of the loan agreements. Loans that reference SOFR may include a Credit Spread Adjustment (“CSA”), where the CSA is a defined additional spread amount based on the tenor of SOFR the borrower selects (making the reference rate S+CSA).

Results of Operations

The following table represents the operating results for the three months ended March 31, 2024 and March 31, 2023.

	For the Three Months Ended March 31,
	2024	2023
Total investment income	$34,784,943	$26,185,502
Less: Net expenses	18,466,714	12,592,823
Net investment income	16,318,229	13,592,679
Net realized gains (losses) on investments	(1,736,331)	(317,446)
Net change in unrealized gains (losses) on investments	8,298,242	14,813,089
Net increase (decrease) in net assets resulting from operations	$22,880,140	$28,088,322

Investment Income

Investment income for the three months ended March 31, 2024 and March 31, 2023, was as follows:

	For the Three Months Ended March 31,
	2024	2023
Interest from investments	$33,259,959	$25,452,738
Dividend income	1,254,696	676,868
Other income	270,288	55,896
Total investment income	$34,784,943	$26,185,502

For the three months ended March 31, 2024 and March 31, 2023, total investment income was driven by increasing interest income from our investments in a rising rate environment. The size of our investment portfolio at fair value increased from $1.0 billion as of December 31, 2023 to $1.3 billion as of March 31, 2024. The size of our investment portfolio at fair value decreased from $966.9 million as of December 31, 2022 to $942.9 million as of March 31, 2023. All debt and short-term investments were income producing, and there were no loans on non-accrual status as of March 31, 2024.

Expenses

Operating expenses for the three months ended March 31, 2024 and March 31, 2023, were as follows:

	For the Three Months Ended March 31,
	2024	2023
Interest expense	$13,178,830	$10,322,130
Management fees	2,416,239	1,912,228
Incentive fees	1,924,752	-
Other operating expenses	960,109	579,000
Directors fees	37,295	18,493
Management fee waiver	(50,511)	(239,028)
Net expenses	$18,466,714	$12,592,823

Net expenses for the three months ended March 31, 2024 were $18.5 million, which consisted of $13.2 million in interest expense, $2.4 million in management fees, $1.9 million in incentive fees, $960 thousand in other operating expenses, and $37 thousand in directors fees offset by $51 thousand in management fee waiver from the Investment Advisor.

Net expenses for the three months ended March 31, 2023 were $12.6 million, which consisted of $10.3 million in interest expense, $1.9 million in management fees, $579 thousand in other operating expenses, and $18 thousand in directors fees offset by $239 thousand in management fee waiver from the Investment Advisor.

The increase in expenses for the three months ended March 31, 2024 compared to the same period in the prior year was primarily due to increased average interest rate under our BoA Credit Facility and WF Credit Facility and incentive fees due to the Investment Advisor upon completion of the IPO.

Net Change in Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the three months ended March 31, 2024 and March 31, 2023, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the Three Months Ended March 31,
	2024	2023
Unrealized gains on investments	$22,270,401	$21,968,300
Unrealized (losses) on investments	(13,972,159)	(7,155,211)
Net change in unrealized gains (losses) on investments	$8,298,242	$14,813,089

The change in unrealized appreciation (depreciation) for the three months ended March 31, 2024 and March 31, 2023 totaled $8.3 million and $14.8 million, respectively. For the three months ended March 31, 2024, this consisted of net unrealized appreciation of $1.5 million related to existing portfolio investments, and net unrealized appreciation of $6.8 million related to exited portfolio investments (a portion of which has been reclassified to realized gains). For the three months ended March 31, 2023, this consisted of net unrealized appreciation of $13.5 million related to existing portfolio investments, and net unrealized appreciation of $1.3 million related to exited portfolio investments (a portion of which has been reclassified to realized gains).

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

During the three months ended March 31, 2024, we experienced a net increase in cash and cash equivalents of $6.1 million. During the period, net cash used in operating activities was $237.9 million, primarily as a result of fundings of portfolio investments (excluding investments in short-term investments) of $346.5 million, partially offset by proceeds received from sale of investments of $69.6 million. We funded short-term investments during the period, and as of the end of the period we held $64.1 million in fair value of short-term investments. During the same period, net cash provided by financing activities was $244.0 million, primarily consisting of $158.0 million of net borrowings under the BoA Credit Facility and WF Credit Facility, partially increased by proceeds from the issuance of common stock of $89.7 million.

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

As of March 31, 2024 and March 31, 2023, we had cash and cash equivalents of $8.3 million and $6.2 million, respectively. As of March 31, 2024, we had $662.0 million principal outstanding under the BoA Credit Facility and $136.3 million principal outstanding under the WF Credit Facility. As of March 31, 2023, we had $487.0 million principal outstanding under the BoA Credit Facility and $126.8 million principal outstanding under the WF Credit Facility.

During the three months ended March 31, 2024 and March 31, 2023, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	March 31, 2024			March 31, 2023
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common stock	$89,652,500	$-	100%	$12,204,225	$1,100,000	91%

As a BDC, we are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. As of March 31, 2024, our asset coverage ratio was 170%.

Capital Contributions

During the three months ended March 31, 2024 and March 31, 2023, we issued and sold 5,450,000 shares at an aggregate purchase price of $89.7 million and 688,674 shares at an aggregate purchase price of $11.1 million, respectively. These amounts include shares issued in reinvestment.

Company Rule 10b5-1 Stock Repurchase Plan

Concurrently with the closing of the IPO, we have entered into a share repurchase plan (the “Company Rule 10b5-1 Repurchase Plan”) to acquire up to $15 million in the aggregate of shares of our common stock, if the market price per share of our common stock is below the most recently reported NAV per share, subject to certain limitations. Under the Company Rule 10b5-1 Stock Repurchase Plan, the agent will increase the volume of purchases made as the price of our common stock declines, subject to volume restrictions. The Company Rule 10b5-1 Repurchase Plan commenced on March 23, 2024 and will terminate upon the earliest to occur of (i) 12 months from the date of the Company Rule 10b5-1 Stock Repurchase Plan, (ii) the end of the trading day on which the aggregate purchase price for all shares purchased under the Company Rule 10b5-1 Stock Repurchase Plan equals $15 million and (iii) the occurrence of certain other events described in the Company Rule 10b5-1 Stock Repurchase Plan.

For the three months ended March 31, 2024, we did not repurchase any shares of our common stock pursuant to the Company Rule 10b5-1 Repurchase Plan.

PSCM Rule 10b5-1 Stock Repurchase Plan

In addition, PSCM will purchase up to $5 million in the aggregate of shares of our common stock in the open market within one year of the IPO date if shares of our common stock trade below a specific level of NAV per share following the IPO. Concurrently with the closing of the IPO, PSCM entered into a share repurchase plan (the “PSCM Rule 10b5-1 Stock Purchase Plan”) to permit the purchase of up to $2.5 million shares of our common stock, if the market price per share of our common stock is below the most recently reported NAV per share, subject to certain limitations. The PSCM Rule 10b5-1 Stock Purchase Plan commenced on March 23, 2024 and will terminate upon the earliest to occur of (i) 12 months from the date of the PSCM Rule 10b5-1 Stock Purchase Plan, (ii) the end of the trading day on which the aggregate purchase price for all shares purchased under the PSCM Rule 10b5-1 Stock Purchase Plan equals $2.5 million, and (iii) the occurrence of certain other events described in the PSCM Rule 10b5-1 Stock Purchase Plan.

For the three months ended March 31, 2024, PSCM did not repurchase any shares of our common stock pursuant to the PSCM Rule 10b5-1 Repurchase Plan.

Financing Arrangements

Bank of America Credit Facility

On February 18, 2020, we, through a special purpose wholly-owned subsidiary, PS BDC Funding, entered into the Credit Agreement with the Lenders, BofA N.A. as the administrative agent and BofA Securities, as Lead Arranger and Sole Book Manager, pursuant to which the Lenders agreed to provide us with a revolving line of credit.

Under the BoA Credit Facility, the Lenders have agreed to extend credit to PS BDC Funding in an aggregate amount up to the Commitment (as defined in the Credit Agreement) amount. The Commitment amount for the BoA Credit Facility is currently $725 million. The Borrowers’ ability to draw under the BoA Credit Facility is scheduled to terminate on February 11, 2028. All amounts outstanding under the BoA Credit Facility are required to be repaid by February 18, 2028. On March 29, 2024, we entered into a fourth amendment to the BoA Credit Facility to, among other things: (i) extend the facility maturity date from February 18, 2025 to February 18, 2028; (ii) update arrangements for the calculation of the fee on unused commitments from 1.30% to a range from 0.50% to 1.40%, depending on the amount of commitments utilized, and (iii) payment of an extension fee.

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

PS BDC Funding has pledged all of its assets to BofA N.A., in its capacity as Administrative Agent, to secure its obligations under the BoA Credit Facility. Both the Company and PS BDC Funding have made customary representations and warranties and are required to comply with various covenants, reporting requirements, and other customary requirements for similar credit facilities. Borrowing under the BoA Credit Facility is subject to the leverage restrictions contained in the 1940 Act and PS BDC Funding complies with 1940 Act provisions relating to affiliated transactions and custody (Section 17, as modified by Section 57, of the 1940 Act). The custodian of the assets pledged to BofA N.A. pursuant to the BoA Credit Facility is U.S. Bank. The obligations under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, including in the event of a change of control of PS BDC Funding or if the Investment Advisor ceases to serve as investment adviser to the Company.

As of March 31, 2024, we had $662.0 million principal outstanding and $63.0 million of available Commitments under the BoA Credit Facility, and PS BDC Funding was in compliance with the applicable covenants in the BoA Credit Facility on such date.

Wells Fargo Credit Facility

On December 18, 2020, we, through a special purpose wholly-owned subsidiary, PS BDC Funding II, entered into the Loan Agreement with the WF Lenders, WFB as the administrative agent and U.S. Bank, as Collateral Agent and Custodian, pursuant to which the WF Lenders agreed to provide us with a line of credit.

On December 18, 2023, we entered into the WF Credit Facility Fourth Amendment, which amends the WF Credit Facility to, among other things: (i) increase the amount available for borrowing under the WF Credit Facility from $150,000,000 to $175,000,000, (ii) extend the facility maturity date from December 18, 2025 to December 18, 2028 and (iii) extend the reinvestment period from December 18, 2023 to December 18, 2026 (subject to other provisions of the WF Credit Facility).

Prior to April 10, 2023, the loans under the WF Credit Facility may have been Broadly Syndicated Loans or Middle Market loans and were eurocurrency rate loans unless such rate was unavailable, in which case the loans were base rate loans until such rate was available. Broadly Syndicated Loans bore interest at the LIBOR or base rate, as applicable, plus 1.85%, and Middle Market Loans bore interest at LIBOR or base rate, as applicable, plus 2.35%. The “base rate” was equal to the highest of (a) the federal funds rate plus 0.50% and (b) the prime rate. On April 10, 2023, the Company entered into an amendment to the WF Credit Facility that, among other things: (i) transferred and assigned U.S. Bank National Association’s rights and obligations as collateral agent and as a secured party to U.S. Bank Trust Company, National Association, (ii) referenced SOFR instead of LIBOR and (iii) removed LIBOR transition language.

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

As of March 31, 2024, we had $136.3 million outstanding and $38.8 million of available Commitments under the WF Credit Facility, and PS BDC Funding II was in compliance with the applicable covenants in the WF Credit Facility on such date.

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

Prior to the IPO, the Board primarily used newly-issued shares of our common stock to implement the dividend reinvestment plan. The number of shares of common stock to be issued to a participant prior to the IPO would be equal to the quotient determined by dividing the cash value of the dividend payable to such stockholder by the NAV per share as of the date such dividend was declared.

After the IPO, the Board intends to primarily use newly-issued shares to implement the dividend reinvestment plan, whether or not the shares are trading at a price per share at, below or above NAV. However, the Board reserves the right to purchase shares in the open market in connection with the implementation of the dividend reinvestment plan. The Board will examine the full facts and circumstances of each such dividend to determine the approach (i.e., to use newly issued shares or effectuate open market purchases to implement the dividend reinvestment plan) that is in the best interests of stockholders taking into account the Board’s fiduciary duties to stockholders, including by weighing the potential dilution in connection with such issuance to be incurred by our stockholders against our need and usage of reinvested funds, and, if we use newly issued shares to implement the dividend reinvestment plan at a time when the shares are trading at a price below NAV, the stockholders’ receipt of fewer shares than they would have if we had effectuated open market purchases. The number of newly issued shares to be issued to a participant would be determined by dividing the total dollar amount of the dividend payable to such stockholder by the market price per share of our common stock at the close of regular trading on a national securities exchange on the dividend payment date. Shares purchased in open market transactions by Equiniti, the plan administrator and our transfer agent, registrar, and dividend disbursing agent, will be allocated to a participant based upon the average purchase price, excluding any brokerage charges or other charges, of all shares of our common stock purchased with respect to the dividend.

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

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at March 31, 2024 is as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
BoA Credit Facility, Net	$658,589,686	$-	$-	$658,589,686	$-
WF Credit Facility, Net	136,595,042	-	-	136,595,042	-
Total contractual obligations	$795,184,728	$-	$-	$795,184,728	$-

Off-Balance Sheet Arrangements

Unfunded commitments to provide funds to portfolio companies are not recorded on our consolidated statements of assets and liabilities. Our unfunded commitments may be significant from time to time. Unfunded commitments may expire without being drawn upon and the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2024 and December 31, 2023, we had nineteen unfunded commitments totaling $30.8 million and fifteen unfunded commitments totaling $20.1 million, respectively. See “Note 8. Commitments and Contingencies” in the notes to the accompanying consolidated financial statements for specific identification of the unfunded commitments. We believe we maintain sufficient liquidity in the form of cash (including restricted cash, if any), receivables and borrowing capacity to fund these unfunded commitments should the need arise. See Financial Condition, Liquidity and Capital Resources above.

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

Assuming that the consolidated statements of assets and liabilities as of March 31, 2024 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rate.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(3,424,883)	$(1,995,625)	$(1,429,258)
Up 100 basis points	13,699,826	7,982,500	5,717,326
Up 200 basis points	27,360,547	15,965,000	11,395,547
Up 300 basis points	41,022,529	23,947,500	17,075,029

The data in the table are based on our current statements of assets and liabilities. As of March 31, 2024, the Company had $37.6 million in net purchases that had not yet settled and $30.8 million in unfunded commitments. After settlement of these purchases, the change in interest expense will be larger as a result of the increase in the amount borrowed under the BoA Credit Facility or WF Credit Facility, as applicable. The table does not include any change in dividend income from our money market investments.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a number of significant risks. In addition to other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 31, 2023. The risks described in our annual report are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2024 to the risk factors discussed in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2024, the Company issued and sold 5,450,000 shares at an aggregate purchase price of $89.7 million. These amounts include shares issued in reinvestment. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof. The Company relied, in part, upon representations from the investors in the subscription agreements that each investor was an accredited investor as defined in Regulation D under the Securities Act. We did not engage in general solicitation or advertising, and did not offer securities to the public, in connection with such issuances and sales.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

Exhibit Index

3.1	Form of Articles of Amendment and Restatement (Incorporated by reference to Exhibit 3.1 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56126) filed on January 16, 2020)
3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form 10 (File No. 000-56126) filed on November 27, 2019)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Palmer Square Capital BDC Inc.

Date: May 07, 2024	/s/ Christopher D. Long
	Name:	Christopher D. Long
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: May 07, 2024	/s/ Jeffrey D. Fox
	Name:	Jeffrey D. Fox
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)