Form 10-Q
period 2024-06-30
Palmer Square Capital BDC Inc.
filed 2024-08-08
CIK 1794776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 8, 2024, the registrant had 32,623,979 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Assets and Liabilities

(Unaudited)

	June 30, 2024 (Unaudited)	December 31, 2023
Assets:
Non-controlled, non-affiliated investments, at fair value (amortized cost of $1,474,597,939 and $1,159,135,422, respectively)	$1,431,576,768	$1,108,810,753
Cash and cash equivalents	14,788,774	2,117,109
Receivables:
Receivable for sales of investments	15,048	97,141
Receivable for paydowns of investments	637,142	344,509
Due from investment adviser	39,589	1,718,960
Dividend receivable	263,924	301,637
Interest receivable	11,252,844	8,394,509
Prepaid expenses and other assets	167,101	30,100
Total Assets	$1,458,741,190	$1,121,814,718

Liabilities:
Credit facilities (net of deferred financing costs of $6,174,013 and $3,211,510, respectively) (Note 6)	$519,866,053	$641,828,805
Notes (net of deferred financing costs of $1,793,514) (Note 6)	300,524,027	-
Payables:
Payable for investments purchased	68,240,383	14,710,524
Distributions payable	15,306,680	-
Management fee payable	2,450,079	2,252,075
Incentive fee payable	2,249,954	-
Accrued other general and administrative expenses	1,313,783	1,067,921
Total Liabilities	$909,950,959	$659,859,325

Commitments and contingencies (Note 9)

Net Assets:
Common Shares, $0.001 par value; 450,000,000 shares authorized; 32,567,405 and 27,102,794, issued and outstanding as of June 30, 2024 and December 31, 2023	$32,567	$27,103
Additional paid-in capital	610,557,076	520,663,106
Total distributable earnings (accumulated deficit)	(61,799,412)	(58,734,816)
Total Net Assets	$548,790,231	$461,955,393
Total Liabilities and Net Assets	$1,458,741,190	$1,121,814,718
Net Asset Value Per Common Share	$16.85	$17.04

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2024	2023	2024	2023
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$35,278,431	$26,166,621	$68,486,203	$51,619,359
Dividend income	805,031	1,142,016	2,059,727	1,818,884
Payment-in-kind interest income	182,116	-	234,303	-
Other income	283,918	133,227	554,206	189,122
Total investment income from non-controlled, non-affiliated investments	36,549,496	27,441,864	71,334,439	53,627,365
Total Investment Income	36,549,496	27,441,864	71,334,439	53,627,365

Expenses:
Incentive fees	2,249,954	-	4,174,706	-
Interest expense	14,997,028	10,874,884	28,175,858	21,197,013
Management fees	2,450,079	2,046,014	4,866,318	3,958,241
Professional fees	398,080	207,282	636,023	419,276
Directors fees	37,295	18,699	74,590	37,192
Other general and administrative expenses	659,209	350,618	1,381,375	717,624
Total Expenses	20,791,645	13,497,497	39,308,870	26,329,346
Less: Management fee waiver (Note 3)	-	(255,752)	(50,511)	(494,780)
Net expenses	20,791,645	13,241,745	39,258,359	25,834,566
Net Investment Income (Loss)	15,757,851	14,200,119	32,076,080	27,792,799

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses):
Non-controlled, non-affiliated investments	(9,411,924)	(2,570)	(11,148,255)	(320,015)
Total net realized gains (losses)	(9,411,924)	(2,570)	(11,148,255)	(320,015)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(1,033,114)	9,743,113	7,265,128	24,556,200
Total net change in unrealized gains (losses)	(1,033,114)	9,743,113	7,265,128	24,556,200
Total realized and unrealized gains (losses)	(10,445,038)	9,740,543	(3,883,127)	24,236,185

Net Increase (Decrease) in Net Assets Resulting from Operations	$5,312,813	$23,940,662	$28,192,953	$52,028,984

Per Common Share Data:
Basic and diluted net investment income per common share	$0.48	$0.56	$1.00	$1.11
Basic and diluted net increase (decrease) in net assets resulting from operations	$0.16	$0.94	$0.88	$2.08
Weighted Average Common Shares Outstanding - Basic and Diluted	32,569,280	25,453,970	32,081,916	25,025,158

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2024	2023	2024	2023
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$15,757,851	$14,200,119	$32,076,080	$27,792,799
Net realized gains (losses) on investments and foreign currency transactions	(9,411,924)	(2,570)	(11,148,255)	(320,015)
Net change in unrealized gains (losses) on investments, foreign currency translations, and foreign currency exchange contracts	(1,033,114)	9,743,113	7,265,128	24,556,200
Net Increase (Decrease) in Net Assets Resulting from Operations	5,312,813	23,940,662	28,192,953	52,028,984

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(15,306,680)	(13,183,368)	(31,257,549)	(13,183,368)
Net Decrease in Net Assets Resulting from Stockholder Distributions	(15,306,680)	(13,183,368)	(31,257,549)	(13,183,368)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	-	6,200,000	89,652,500	17,304,225
Shares issued in connection with dividend reinvestment plan (Note 7)	593,206	6,935,473	593,206	6,935,473
Repurchase of common shares	(346,272)	-	(346,272)	-
Net Increase in Net Assets Resulting from Capital Share Transactions	246,934	13,135,473	89,899,434	24,239,698
Total Increase (Decrease) in Net Assets	(9,746,933)	23,892,767	86,834,838	63,085,314
Net Assets, Beginning of Period	558,537,164	402,636,029	461,955,393	363,443,482
Net Assets, End of Period	$548,790,231	$426,528,796	$548,790,231	$426,528,796

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30
	2024	2023

Net increase (decrease) in net assets resulting from operations	$28,192,953	$52,028,984
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gains)/losses on investments	11,148,255	320,015
Net change in unrealized (gains)/losses on investments	(7,265,128)	(24,556,200)
Net accretion of discount on investments	(914,811)	(856,346)
Payment-in-kind interest	(234,303)	-
Purchases of short-term investments	(547,865,017)	(360,234,199)
Purchases of portfolio investments	(535,784,227)	(110,130,547)
Proceeds from sale of short-term investments	548,565,867	313,870,724
Proceeds from sale of portfolio investments	209,583,349	135,954,079
Amortization of deferred financing cost	698,939	494,302
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in receivable for sales of investments	82,093	31,014,356
(Increase)/decrease in interest and dividends receivable	(2,820,622)	(1,366,204)
(Increase)/decrease in due from investment adviser	1,679,371	(21,650)
(Increase)/decrease in receivable for paydowns of investments	(292,633)	(475,531)
(Increase)/decrease in prepaid expenses and other assets	(137,001)	(2,603,082)
Increase/(decrease) in interest payable on credit facilities	736,352	2,586,844
Increase/(decrease) in payable for investments purchased	53,529,859	(17,988,152)
Increase/(decrease) in management fees payable	198,004	173,199
Increase/(decrease) in incentive fee payable	2,249,954	-
Increase/(decrease) in accrued other general and administrative expenses	245,862	(214,987)
Net cash provided by (used in) operating activities	(238,402,884)	17,995,605
Cash Flows from Financing Activities:
Borrowings on the credit facilities	187,900,000	10,500,000
Payments on the credit facilities	(305,319,060)	(27,500,000)
Borrowings on the notes	300,000,000	-
Payments of debt issuance costs	(5,454,956)	(25,082)
Distributions paid in cash	(15,950,869)	(13,188,961)
Proceeds from issuance of common shares, net of change in subscriptions receivable of $	89,652,500	17,304,225
Purchase of common shares for dividend reinvestment plan	593,206	-
Repurchase of common shares	(346,272)	-
Net cash provided by (used in) financing activities	251,074,549	(12,909,818)
Net increase/(decrease) in cash and cash equivalents	12,671,665	5,085,787
Cash and cash equivalents, beginning of period	2,117,109	1,650,801
Cash and cash equivalents, end of period	$14,788,774	$6,736,588

Supplemental and Non-Cash Information:
Interest paid during the period	$27,439,506	$18,610,169
Distributions declared during the period	$31,257,549	$13,183,368
Reinvestment of distributions during the period	$-	$6,935,473
Distributions payable	$15,306,680	$-

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of June 30, 2024
(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(5)	Value	of Net Assets
Debt Investments
First Lien Senior Secured(2)
888 Holdings PLC (4)(6)(8)	Hotels, Restaurants and Leisure	10.58% (S +CSA + 5.25%)	7/8/2028	$9,354,296	$9,083,372	$9,335,587	1.8%
AAdvantage Loyalty IP Ltd. (4)(8)	Insurance	10.34% (S +CSA + 4.75%)	4/20/2028	3,000,000	2,980,050	3,103,126	0.7%
AccentCare, Inc. (6)(8)	Healthcare Providers and Services	9.33% (S + 4.00%)	9/20/2028	5,879,982	5,880,787	4,997,984	0.9%
Accession Risk Management Group, Inc. (10)	Insurance	11.35% (S + 6.00%)	11/1/2029	274,286	245,855	272,527	0.0%
Accession Risk Management Group, Inc.	Insurance	11.33% (S + 6.00%)	11/1/2029	2,284,980	2,284,980	2,279,268	0.4%
Accession Risk Management Group, Inc.	Insurance	10.98% (S +CSA + 5.50%)	11/1/2029	794,146	778,132	794,146	0.1%
Accession Risk Management Group, Inc. (7)	Insurance	10.98% (S +CSA + 5.50%)	11/1/2029	6,098,122	6,058,803	6,098,122	1.1%
Acrisure, LLC (6)(8)	Insurance	8.94% (L + 3.50%)	2/15/2027	13,695,837	13,666,234	13,695,906	2.5%
Ahead DB Holdings, LLC (6)(8)	IT Services	9.58% (S + 4.25%)	2/1/2031	4,470,000	4,428,732	4,490,271	0.8%
AI Aqua Merger Sub, Inc., (6)(7)(8)	Food Products	9.33% (S + 4.00%)	7/31/2028	10,530,772	10,532,336	10,561,416	1.9%
Aimbridge Acquisition Co., Inc. (6)(8)	Hotels, Restaurants and Leisure	9.21% (S +CSA + 3.75%)	2/2/2026	8,142,462	7,990,014	7,975,541	1.5%
Alliant Holdings Intermediate LLC (6)(8)	Insurance	8.84% (S + 3.50%)	11/6/2030	2,366,714	2,366,510	2,375,211	0.4%
Allied Universal Holdco LLC (6)(8)	Professional Services	9.19% (S +CSA + 3.75%)	5/12/2028	9,792,155	9,774,231	9,765,569	1.8%
Allspring Buyer LLC (8)	Diversified Financial Services	9.38% (S + 4.00%)	11/1/2028	1,492,405	1,489,234	1,494,741	0.3%
Amentum Government Services Holdings LLC (6)(8)	Aerospace and Defense	9.34% (S + 4.00%)	2/15/2029	5,880,000	5,863,168	5,913,075	1.1%
American Rock Salt Company LLC (6)	Metals and Mining	9.61% (S + 4.00%)	6/9/2028	5,824,874	5,820,828	5,009,392	0.9%
Amynta Agency Borrower Inc. (Amynta Warranty Borrower Inc.) (6)(8)	Insurance	9.09% (S +CSA + 3.75%)	2/28/2028	10,517,454	10,357,483	10,555,948	1.9%
Ankura Consulting Group, LLC (6)	Professional Services	9.56% (S + 4.25%)	3/17/2028	4,389,000	4,389,000	4,406,380	0.8%
AP Gaming I, LLC (4)(6)(8)	Hotels, Restaurants and Leisure	9.09% (S + 3.75%)	2/15/2029	8,329,645	8,242,464	8,399,947	1.5%
Aptean Inc (7)(11)	Software	10.57% (S + 5.25%)	1/30/2031	41,439	33,235	44,249	0.0%
Aptean Inc (7)	Software	10.59% (S + 5.25%)	1/30/2031	4,711,640	4,663,065	4,705,908	0.9%
AQA Acquisition Holding, Inc. (6)(8)	Software	9.84% (S +CSA + 4.25%)	3/3/2028	10,297,493	10,229,895	10,336,109	1.9%
Aramsco, Inc. (7)	Machinery	10.08% (S + 4.75%)	10/10/2030	5,350,946	5,263,680	5,372,571	1.0%
ARC Falcon I Inc. (6)(8)	Chemicals	8.94% (S +CSA + 3.50%)	8/31/2028	7,119,905	7,097,290	7,105,273	1.3%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of June 30, 2024
(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(5)	Value	of Net Assets
Aretec Group, Inc. (6)(8)	Diversified Financial Services	9.34% (S + 4.00%)	8/9/2030	8,942,475	8,814,414	8,988,126	1.6%
Aruba Investments, Inc. (6)(8)	Chemicals	9.44% (S +CSA + 4.00%)	10/28/2027	7,974,385	7,937,220	7,924,545	1.4%
Ascend Learning, LLC (6)(8)	Professional Services	8.94% (S +CSA + 3.50%)	11/18/2028	10,297,194	10,231,993	10,299,923	1.9%
Aspire Bakeries Holdings, LLC (8)	Food Products	9.59% (S + 4.25%)	12/13/2030	2,992,500	2,964,618	3,003,722	0.5%
AssuredPartners, Inc (6)(8)	Insurance	8.84% (S + 3.50%)	2/14/2031	9,975,000	9,962,877	10,012,406	1.8%
Asurion, LLC	Insurance	8.71% (S +CSA + 3.25%)	12/23/2026	2,984,536	2,943,225	2,963,808	0.5%
Asurion, LLC (6)(8)	Insurance	8.71% (S +CSA + 3.25%)	7/30/2027	4,974,293	4,941,395	4,897,366	0.9%
Athletico Management, LLC (6)	Healthcare Providers and Services	9.73% (S +CSA + 4.25%)	2/2/2029	7,080,500	7,056,896	5,904,819	1.2%
Autokiniton US Holdings, Inc. (6)(7)(8)	Auto Components	9.46% (S +CSA + 4.00%)	4/6/2028	8,011,433	8,016,294	8,065,791	1.5%
Aveanna Healthcare LLC (4)(6)	Healthcare Providers and Services	9.20% (S +CSA + 3.75%)	6/30/2028	5,070,319	5,039,239	4,867,532	0.9%
Bach Finance Limited (4)(8)	Diversified Consumer Services	9.10% (S + 3.75%)	2/26/2031	2,000,000	1,995,759	2,019,250	0.4%
Barracuda Networks, Inc. (6)(8)	Software	9.81% (S + 4.50%)	8/15/2029	10,372,348	10,133,567	10,367,837	1.9%
B’laster Holdings, LLC (7)	Chemicals	10.80% (S + 5.50%)	10/16/2029	4,422,250	4,336,308	4,414,524	0.8%
Boxer Parent Company, Inc. (6)(8)	Software	9.34% (S + 4.00%)	12/29/2028	9,950,000	9,904,943	9,982,835	1.8%
Carroll County Energy LLC (6)	Independent Power and Renewable Electricity Producers	9.33% (S + 4.25%)	6/20/2031	5,000,000	4,950,000	5,006,250	0.9%
Castle US Holding Corporation (7)	Professional Services	9.36% (S +CSA + 3.75%)	1/27/2027	1,949,474	1,944,671	1,222,076	0.2%
Castle US Holding Corporation (6)(7)	Professional Services	9.61% (S +CSA + 4.00%)	1/31/2027	5,960,650	5,925,573	3,749,637	0.7%
CCI Buyer, Inc. (6)(7)(8)	Wireless Telecommunication Services	9.33% (S + 4.00%)	12/17/2027	9,676,111	9,670,614	9,698,028	1.8%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of June 30, 2024
(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(5)	Value	of Net Assets
CCS-CMGC Holdings, Inc. (6)	Healthcare Providers and Services	11.11% (S +CSA + 5.50%)	10/1/2025	5,272,028	5,248,252	3,387,752	0.6%
CDK Global (8)	Software	8.58% (S + 3.25%)	7/6/2029	3,970,000	3,866,144	3,924,107	0.7%
Cengage Learning Acquisitions, Inc. (fka TL Acquisitions, Inc.) (4)(6)(8)	Diversified Consumer Services	9.54% (S + 4.25%)	3/18/2031	5,985,000	5,942,829	6,009,329	1.1%
Congruex Group LLC (7)	Construction and Engineering	11.23% (S +CSA + 5.75%)	4/28/2029	6,125,000	6,010,961	4,767,302	0.9%
Connectwise LLC (6)(8)	IT Services	9.10% (S +CSA + 3.50%)	9/29/2028	10,784,694	10,775,336	10,725,378	2.0%
Consolidated Communications, Inc. (4)(6)(8)	Diversified Telecommunication Services	8.96% (S +CSA + 3.50%)	10/2/2027	8,428,009	7,997,256	8,055,196	1.5%
ConvergeOne Holdings, Inc. (6)(7)	IT Services	11.09% (S + 5.75%)	6/4/2030	1,737,165	1,700,049	1,724,136	0.3%
Corelogic, Inc. (6)(8)	Internet Software and Services	8.96% (S +CSA + 3.50%)	6/29/2028	9,769,770	9,708,626	9,640,662	1.8%
CP Atlas Buyer, Inc (6)(8)	Building Products	9.19% (S +CSA + 3.75%)	11/23/2027	6,792,045	6,724,567	6,641,533	1.2%
CPM Holdings, Inc. (6)(8)	Machinery	9.83% (S + 4.50%)	9/27/2028	8,009,750	7,961,945	7,965,536	1.5%
Creation Technologies, Inc. (4)(6)(7)(8)	Electronic Equipment, Instruments and Components	11.08% (S +CSA + 5.75%)	9/14/2028	9,892,366	9,677,606	9,224,632	1.7%
Crown Subsea Communications Holding, Inc. (6)(8)	Construction and Engineering	10.08% (S + 4.75%)	1/30/2031	5,450,000	5,399,611	5,471,555	1.0%
Curia Global, Inc. (6)(8)	Healthcare Providers and Services	9.18% (S +CSA + 3.75%)	8/30/2026	4,776,197	4,768,857	4,511,046	0.8%
Deerfield Dakota Holding, LLC (6)(8)	Diversified Financial Services	9.08% (S + 3.75%)	4/9/2027	4,800,000	4,766,924	4,803,552	0.9%
Delivery Hero SE (4)(6)	Diversified Consumer Services	10.32% (S + 5.00%)	12/12/2029	7,481,250	7,445,053	7,557,933	1.4%
Delta Topco, Inc. (6)	IT Services	8.85% (S + 3.50%)	11/30/2029	10,000,000	9,975,000	10,007,300	1.8%
DIRECTV Financing, LLC (8)	Media	10.46% (S +CSA + 5.00%)	8/2/2027	2,151,993	2,141,175	2,158,987	0.4%
Dotdash Meredith, Inc. (6)(8)	Media	9.43% (S +CSA + 4.00%)	11/23/2028	10,747,442	10,708,185	10,765,337	2.0%
ECI Software Solutions, Inc. (8)	Software	9.08% (S + 3.75%)	5/31/2030	2,821,311	2,815,271	2,841,893	0.5%
ECL Entertainment, LLC (7)	Hotels, Restaurants and Leisure	9.34% (S + 4.00%)	9/3/2030	4,975,000	4,885,632	5,002,984	0.9%
Edelman Financial Engines Center, LLC, The (6)(8)	Diversified Financial Services	8.59% (S + 3.25%)	4/7/2028	9,755,045	9,697,273	9,780,213	1.8%
EFS Cogen Holdings I, LLC (6)(7)(8)	Independent Power and Renewable Electricity Producers	9.10% (S +CSA + 3.50%)	10/29/2027	6,860,395	6,865,074	6,889,929	1.3%
Endurance International Group, Inc., The (6)(8)	Professional Services	8.94% (S +CSA + 3.50%)	2/10/2028	4,614,812	4,567,459	4,297,543	0.8%
EnergySolutions, LLC (8)	Commercial Services and Supplies	9.09% (S + 3.75%)	9/20/2030	2,930,663	2,897,417	2,957,229	0.5%
Enverus Holdings, Inc. (7)	Software	10.84% (S + 5.50%)	12/22/2029	6,200,676	6,106,049	6,205,480	1.1%
EP Purchaser, LLC (8)	Professional Services	10.10% (S +CSA + 4.50%)	11/6/2028	4,949,866	4,894,470	4,968,428	0.9%
EPIC Y-Grade Services, LP (6)(8)	Energy Equipment and Services	11.05% (S + 5.75%)	6/29/2029	10,000,000	9,757,261	10,007,800	1.8%
Fertitta Entertainment, LLC (6)(8)	Hotels, Restaurants and Leisure	9.08% (S + 3.75%)	1/29/2029	7,331,250	7,309,406	7,348,185	1.3%
Fiesta Purchaser, Inc. (6)(8)	Food Products	9.34% (S + 4.00%)	2/15/2031	5,000,000	4,953,520	5,040,925	0.9%
Filtration Group Corporation (6)(8)	Industrial Conglomerates	8.96% (S +CSA + 3.50%)	10/21/2028	3,949,846	3,916,566	3,973,604	0.7%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of June 30, 2024
(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(5)	Value	of Net Assets
First Brands Group, LLC (6)(8)	Auto Components	10.59% (S +CSA + 5.00%)	3/30/2027	8,673,541	8,683,079	8,631,561	1.6%
Flexera Software LLC (7)(8)	Software	8.83% (S + 3.50%)	3/3/2028	8,666,128	8,651,006	8,709,458	1.6%
Fugue Finance, LLC (4)(8)	Diversified Consumer Services	9.35% (S + 4.00%)	1/31/2028	3,925,362	3,865,725	3,960,121	0.7%
Gainwell Acquisition Corp. (6)(8)	Healthcare Providers and Services	9.43% (S +CSA + 4.00%)	10/1/2027	8,742,499	8,628,492	8,487,481	1.5%
Galway Borrower LLC (7)(12)	Insurance	10.69% (S +CSA + 5.25%)	9/29/2028	76,798	30,926	82,176	0.0%
Garda World Security Corporation (4)(6)(8)	Diversified Consumer Services	9.59% (S + 4.25%)	2/12/2029	9,874,623	9,661,392	9,948,683	1.8%
Generation Bridge Northeast, LLC (6)(8)	Independent Power and Renewable Electricity Producers	8.84% (S + 3.50%)	8/22/2029	4,400,883	4,361,911	4,433,890	0.8%
Genuine Financial Holdings LLC (4)(6)(8)	Professional Services	9.33% (S + 4.00%)	9/27/2030	10,437,419	10,383,937	10,416,544	1.9%
Global Medical Response, Inc. (6)	Healthcare Providers and Services	10.85% (S + 6.00%)	10/31/2028	9,055,893	9,034,732	8,788,744	1.6%
Gloves Buyer, Inc. (6)(8)	Industrial Conglomerates	9.46% (S +CSA + 4.00%)	1/20/2028	3,979,484	3,979,484	3,963,327	0.7%
Great Outdoors Group, LLC (6)(8)	Specialty Retail	9.21% (S +CSA + 3.75%)	3/6/2028	6,901,225	6,883,839	6,904,123	1.3%
Grinding Media Inc. (6)(7)(8)	Metals and Mining	9.56% (S +CSA + 4.00%)	9/21/2028	10,834,360	10,802,294	10,793,732	2.0%
GS AcquisitionCo, Inc. (7)(13)	Software	10.58% (S + 5.25%)	5/25/2028	255,680	244,128	256,640	0.0%
GS AcquisitionCo, Inc. (7)(14)	Software	10.58% (S + 5.25%)	5/25/2028	160,000	154,383	157,600	0.0%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of June 30, 2024
(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(5)	Value	of Net Assets
HAH Group Holding Company LLC (6)(8)	Healthcare Providers and Services	10.45% (S +CSA + 5.00%)	10/22/2027	700,122	687,256	703,623	0.1%
HAH Group Holding Company LLC (6)(8)	Healthcare Providers and Services	10.45% (S +CSA + 5.00%)	10/20/2027	5,532,823	5,431,209	5,560,488	1.0%
HAH Group Holding Company LLC (6)(8)	Healthcare Providers and Services	10.45% (S +CSA + 5.00%)	10/29/2027	3,979,664	3,962,774	3,999,562	0.7%
Hamilton Projects Acquiror, LLC (6)	Electric Utilities	9.09% (S + 3.75%)	6/2/2031	8,000,000	7,980,426	8,061,440	1.5%
Helios Software Holdings, Inc. (4)(6)(8)	Diversified Financial Services	9.08% (S + 3.75%)	7/18/2030	4,471,281	4,376,095	4,488,853	0.8%
Help/Systems Holdings, Inc. (6)(8)	Software	9.43% (S +CSA + 4.00%)	11/19/2026	6,743,661	6,721,928	6,090,369	1.1%
Idemia Group S.A.S. (4)(6)(8)	Internet Software and Services	9.58% (S + 4.25%)	9/30/2028	6,982,500	7,006,089	7,020,694	1.3%
Idera, Inc. (6)(8)	IT Services	9.23% (S +CSA + 3.75%)	3/2/2028	9,674,774	9,649,876	9,620,353	1.8%
IMA Financial Group, Inc. (7)	Insurance	8.59% (S + 3.25%)	10/16/2028	4,887,500	4,872,900	4,896,664	0.9%
Imagefirst Holdings, LLC (7)	Healthcare Providers and Services	9.58% (S + 4.25%)	4/27/2028	5,782,050	5,694,985	5,782,050	1.1%
Imagefirst Holdings, LLC (7)	Healthcare Providers and Services	9.59% (S + 4.25%)	4/27/2028	1,165,141	1,148,184	1,165,141	0.2%
Inception Finco S.a r.l. (4)(7)	Healthcare Providers and Services	9.83% (S + 4.50%)	4/18/2031	4,000,000	3,980,326	4,029,380	0.7%
Indicor, LLC (8)	Software	8.58% (S + 3.25%)	11/22/2029	3,950,200	3,833,206	3,970,780	0.7%
Indy US Holdco, LLC (6)(8)	Media	11.59% (S + 6.25%)	3/6/2028	10,513,900	9,870,126	10,540,184	1.9%
Ineos US Finance LLC (4)(6)(8)	Chemicals	9.09% (S + 3.75%)	1/30/2031	5,000,000	4,953,228	5,018,750	0.9%
Infinite Bidco, LLC (6)(8)	Electronic Equipment, Instruments and Components	9.34% (S +CSA + 3.75%)	3/2/2028	6,313,776	6,280,123	6,073,063	1.1%
Infinite Bidco, LLC	Electronic Equipment, Instruments and Components	11.84% (S + 6.25%)	3/2/2028	2,955,000	2,949,320	2,947,613	0.5%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of June 30, 2024
(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(5)	Value	of Net Assets
Inmar, Inc. (6)(7)(8)	Professional Services	10.84% (S + 5.50%)	5/1/2026	7,743,454	7,546,822	7,772,492	1.4%
Invenergy Thermal Operating I LLC (7)(8)	Independent Power and Renewable Electricity Producers	9.67% (S +CSA + 4.50%)	8/14/2029	4,408,254	4,351,030	4,463,358	0.8%
Invenergy Thermal Operating I LLC (7)(8)	Independent Power and Renewable Electricity Producers	9.67% (S +CSA + 4.25%)	8/14/2029	387,823	382,835	392,670	0.1%
Ivanti Software, Inc. (8)	Software	9.56% (S +CSA + 4.00%)	12/1/2027	967,500	966,605	765,534	0.1%
Ivanti Software, Inc. (6)(8)	Software	9.81% (S +CSA + 4.25%)	12/1/2027	8,807,884	8,698,931	7,027,767	1.3%
IVC Acquisition, Ltd. (4)(6)(8)	Professional Services	10.08% (S + 5.50%)	12/6/2028	7,597,939	7,512,267	7,621,683	1.4%
Jack Ohio Finance LLC (7)	Hotels, Restaurants and Leisure	10.21% (S +CSA + 4.75%)	10/31/2028	4,868,828	4,872,260	4,884,068	0.9%
Kestrel Acquisition, LLC (6)(8)	Independent Power and Renewable Electricity Producers	9.71% (S +CSA + 4.25%)	5/2/2025	14,270,970	14,098,748	14,269,186	2.6%
Kleopatra Finco S.a.r.l (4)(8)	Containers and Packaging	10.27% (S +CSA + 4.73%)	2/4/2026	1,935,000	1,933,488	1,814,063	0.3%
LBM Acquisition LLC (6)(7)(8)	Building Products	9.18% (S +CSA + 3.75%)	12/31/2027	10,539,685	10,435,027	10,377,901	1.9%
Life Time, Inc. (4)(6)(8)	Hotels, Restaurants and Leisure	9.59% (S + 4.00%)	1/15/2026	7,582,556	7,573,735	7,627,255	1.4%
Lifescan Global Corporation (6)	Healthcare Equipment and Supplies	11.93% (S +CSA + 6.50%)	12/31/2026	5,161,021	5,152,793	2,481,574	0.5%
Lightstone Holdco LLC (6)(8)	Independent Power and Renewable Electricity Producers	11.08% (S + 5.75%)	2/1/2027	13,898,503	13,310,008	13,713,861	2.5%
Lightstone Holdco LLC (6)(8)	Independent Power and Renewable Electricity Producers	11.08% (S + 5.75%)	2/1/2027	786,148	752,904	775,704	0.1%
LogMeIn, Inc. (6)	IT Services	10.18% (S +CSA + 4.75%)	4/28/2028	4,130,865	4,100,043	3,666,142	0.7%
LogMeIn, Inc. (6)	IT Services	10.18% (S +CSA + 4.75%)	4/28/2028	4,130,865	4,096,881	2,086,087	0.4%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of June 30, 2024
(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(5)	Value	of Net Assets
Logrhythm, Inc. (7)	IT Services	12.83% (S + 7.50%)	7/2/2029	6,363,636	6,363,636	6,363,636	1.2%
Magenta Buyer LLC (6)	Software	10.59% (S +CSA + 5.00%)	7/27/2028	5,362,500	5,331,307	3,006,352	0.5%
Maverick 1, LLC	Software	9.84% (S +CSA + 4.25%)	5/18/2028	4,950,000	4,749,201	4,948,540	0.9%
Max US Bidco Inc.	Food Products	10.34% (S + 5.00%)	10/3/2030	5,710,688	5,445,894	5,403,738	1.0%
Medical Solutions L.L.C. (6)(7)(8)	Healthcare Providers and Services	8.69% (S +CSA + 3.25%)	10/6/2028	7,876,433	7,604,253	6,004,363	1.1%
Mermaid Bidco, Inc.	Software	9.59% (S + 4.25%)	12/22/2027	1,980,000	1,948,486	1,984,950	0.4%
Michael Baker International, LLC (7)	Construction and Engineering	10.09% (S + 4.75%)	12/1/2028	6,109,375	6,069,258	6,132,285	1.1%
Micro Holding Corp. (6)(8)	IT Services	9.59% (S + 4.25%)	5/3/2028	9,737,482	9,518,344	9,739,478	1.8%
Midwest Veterinary Partners, LLC (6)(8)	Healthcare Providers and Services	9.08% (S + 3.75%)	4/27/2028	12,515,625	12,460,482	12,539,092	2.3%
Minotaur Acquisition, Inc. (7)	Diversified Financial Services	10.35% (S + 5.00%)	5/10/2030	6,976,744	6,976,744	6,803,372	1.2%
Mitchell International, Inc. (6)	Software	8.59% (S + 3.25%)	6/17/2031	5,000,000	4,975,053	4,963,700	0.9%
MLN US HoldCo LLC (6)	Diversified Telecommunication Services	9.95% (S +CSA + 4.50%)	12/31/2025	4,056,188	4,025,123	456,321	0.1%
Momentive Performance Materials USA, LLC (6)(8)	Chemicals	9.84% (S + 4.50%)	3/29/2028	3,826,563	3,703,313	3,826,563	0.7%
Motion Acquisition Limited (4)(6)	Hotels, Restaurants and Leisure	8.83% (S + 3.50%)	11/12/2029	3,491,250	3,474,178	3,496,487	0.6%
MRI Software, LLC (7)(15)	Software	11.08% (S + 5.75%)	2/10/2027	1,177,272	1,119,628	1,197,762	0.2%
NAPA Management Services Corporation (6)(8)	Healthcare Providers and Services	10.69% (S +CSA + 5.25%)	2/23/2029	9,812,360	9,672,120	9,414,763	1.7%
Natgasoline LLC (6)(8)	Chemicals	8.96% (S +CSA + 3.50%)	10/31/2025	4,383,317	4,355,172	4,369,619	0.8%
National Mentor Holdings, Inc. (6)(8)	Healthcare Providers and Services	9.18% (S +CSA + 3.75%)	2/18/2028	291,993	291,481	276,335	0.1%
National Mentor Holdings, Inc. (6)(8)	Healthcare Providers and Services	9.18% (S +CSA + 3.75%)	2/18/2028	8,994,711	8,979,755	8,512,370	1.6%
Nexus Buyer LLC (6)(8)	Diversified Financial Services	9.84% (S + 4.50%)	12/11/2028	9,975,000	9,747,331	9,996,197	1.8%
NGL Energy Operating LLC (4)(8)	Oil, Gas and Consumable Fuels	9.84% (S + 4.50%)	1/27/2031	3,990,000	3,962,818	4,008,873	0.7%
Nielsen Consumer Inc. (6)	Media	11.59% (S + 4.75%)	3/6/2028	2,236,079	2,230,489	2,241,669	0.4%
Northstar Group Services, Inc. (7)	Construction and Engineering	10.01% (S + 4.75%)	5/8/2030	7,350,000	7,314,352	7,379,069	1.3%
NSM Top Holdings Corp. (6)(8)	Healthcare Equipment and Supplies	10.68% (S +CSA + 5.25%)	11/12/2026	4,860,051	4,848,078	4,872,225	0.9%
OMNIA Partners, LLC (6)(8)	Professional Services	8.57% (S + 3.75%)	7/25/2030	7,581,000	7,596,205	7,594,001	1.4%
OneDigital Borrower LLC (6)	Insurance	8.59% (S + 3.25%)	6/13/2031	8,000,000	7,960,000	7,990,040	1.5%
OneDigital Borrower LLC (6)(8)	Insurance	9.69% (S +CSA + 4.25%)	11/16/2027	11,716,549	11,646,411	11,701,903	2.1%
Ontario Gaming GTA Limited Partnership (4)(6)(8)	Hotels, Restaurants and Leisure	9.58% (S + 4.25%)	8/1/2030	4,975,000	4,951,354	5,005,298	0.9%
Orchid Merger Sub II, LLC (4)(6)	Software	10.23% (S +CSA + 4.75%)	7/27/2027	3,969,961	3,837,046	2,421,676	0.4%
Oregon Clean Energy, LLC (6)	Independent Power and Renewable Electricity Producers	9.19% (S + 4.00%)	6/26/2030	2,438,763	2,426,569	2,450,957	0.4%
Outcomes Group Holdings, Inc. (6)(8)	Healthcare Providers and Services	9.59% (S + 4.25%)	5/6/2031	4,550,000	4,528,501	4,570,270	0.8%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of June 30, 2024
(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(5)	Value	of Net Assets
Padagis, LLC (6)(8)	Pharmaceuticals	10.31% (S +CSA + 4.75%)	7/31/2028	9,088,235	9,010,931	8,906,471	1.6%
Patriot Growth Insurance Services, LLC (7)(16)	Insurance	11.05% (S + 5.75%)	10/14/2028	1,529,125	1,461,577	1,509,129	0.3%
Peraton Corp. (7)(8)	Aerospace and Defense	9.19% (S +CSA + 3.75%)	2/1/2028	8,732,233	8,744,060	8,743,803	1.6%
Planet US Buyer LLC (6)(8)	Professional Services	8.82% (S + 3.50%)	2/7/2031	5,000,000	4,989,639	5,038,125	0.9%
Pluto Acquisition I, Inc. (6)	Healthcare Providers and Services	10.95% (S +CSA + 5.50%)	6/20/2028	1,331,311	1,331,311	1,347,952	0.2%
PMHC II Inc. (6)(8)	Chemicals	9.71% (S +CSA + 4.25%)	4/23/2029	10,971,678	10,792,840	10,730,301	2.0%
Prairie ECI Acquiror LP (6)(8)	Oil, Gas and Consumable Fuels	10.09% (S + 4.75%)	8/1/2029	12,096,353	11,989,235	12,119,094	2.2%
Pretium PKG Holdings, Inc.	Containers and Packaging	7.83% (S + 5.00%)	10/2/2028	1,502,979	1,455,238	1,549,571	0.3%
Project Alpha Intermediate Holding, Inc. (6)(8)	Software	9.07% (S + 3.75%)	10/28/2030	9,975,000	9,834,752	10,017,942	1.8%
Project Boost Purchaser, LLC (6)(8)	Professional Services	8.96% (S +CSA + 3.50%)	6/1/2026	5,820,000	5,817,689	5,831,960	1.1%
Project Boost Purchaser, LLC (8)	Professional Services	8.96% (S +CSA + 3.50%)	6/1/2026	4,973,890	4,980,097	4,984,261	0.9%
Prometric Holdings, Inc. (6)(8)	Diversified Consumer Services	10.21% (S +CSA + 4.75%)	1/31/2028	5,678,106	5,585,883	5,719,272	1.0%
PS Holdco, LLC (7)(8)	Road and Rail	9.71% (S +CSA + 4.25%)	10/31/2028	8,838,393	8,837,674	8,877,105	1.6%
PT Intermediate Holdings III, LLC (7)	Machinery	8.58% (S + 3.25%)	4/9/2030	9,622,781	9,564,781	9,609,793	1.8%
Quest Software US Holdings Inc. (6)	Software	9.73% (S +CSA + 4.25%)	2/1/2029	9,333,750	9,262,983	6,956,257	1.3%
Radiology Partners, Inc. (6)(8)	Healthcare Providers and Services	9.09% (S +CSA + 5.00%)	1/31/2029	5,346,026	5,343,655	5,084,070	0.9%
RC Buyer, Inc. (8)	Auto Components	8.96% (S +CSA + 3.50%)	7/28/2028	2,037,556	2,035,054	2,042,965	0.4%
RealPage, Inc. (6)	Real Estate Management and Development	8.46% (S +CSA + 3.00%)	4/24/2028	6,807,500	6,802,960	6,628,327	1.2%
RealTruck Group, Inc.	Auto Components	10.46% (S +CSA + 5.00%)	1/31/2028	1,995,000	1,952,412	1,992,516	0.4%
RealTruck Group, Inc. (6)	Auto Components	8.96% (S +CSA + 3.50%)	1/20/2028	6,874,100	6,872,277	6,862,998	1.3%
Red Planet Borrower, LLC (6)(8)	Internet Software and Services	8.94% (S +CSA + 3.50%)	10/2/2028	10,515,934	10,438,488	10,208,868	1.9%
Redstone Holdco 2 LP (6)(7)	IT Services	10.21% (S +CSA + 4.75%)	4/14/2028	4,892,258	4,871,159	4,412,548	0.8%
Refresco (4)(6)(8)	Food Products	9.07% (S + 3.75%)	7/12/2029	4,925,250	4,909,551	4,960,121	0.9%
Renaissance Holding Corp. (6)(8)	Software	9.60% (S + 4.25%)	4/8/2030	11,674,127	11,538,531	11,679,555	2.1%
Restoration Hardware, Inc. (4)(6)(8)	Household Durables	8.69% (S +CSA + 3.25%)	10/20/2028	4,974,684	4,863,079	4,862,753	0.9%
Rocket Software, Inc. (6)(8)	Software	10.09% (S + 4.75%)	11/28/2028	11,288,353	11,058,716	11,349,367	2.1%
Rohm Holding GmbH (4)(6)(7)(8)	Chemicals	10.84% (S + 5.50%)	1/31/2029	8,709,077	8,702,378	8,142,987	1.5%
Runner Buyer Inc. (7)	Household Durables	10.96% (S +CSA + 5.50%)	10/20/2028	4,887,500	4,855,876	2,900,609	0.5%
Ryan, LLC (7)	Professional Services	8.84% (S + 3.50%)	11/8/2030	4,873,500	4,783,997	4,902,459	0.9%
Simon & Schuster, Inc. (8)	Media	9.33% (S + 4.00%)	10/30/2030	1,995,000	1,977,085	1,999,569	0.4%
Sovos Compliance, LLC (7)	Software	9.96% (S +CSA + 4.50%)	7/28/2028	3,902,945	3,900,176	3,878,064	0.7%
Specialty Building Products Holdings, LLC (6)(7)(8)	Building Products	9.19% (S +CSA + 3.75%)	10/5/2028	9,775,000	9,764,257	9,737,806	1.8%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of June 30, 2024
(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(5)	Value	of Net Assets
Summer BC Holdco B LLC (4)(6)(7)(8)	Media	10.59% (S +CSA + 5.00%)	2/12/2029	9,838,063	9,786,666	9,891,336	1.8%
Talen Energy Supply, LLC (4)(6)(8)	Independent Power and Renewable Electricity Producers	8.83% (S + 3.50%)	5/17/2030	2,187,429	2,129,558	2,214,771	0.4%
Talen Energy Supply, LLC (4)(6)(8)	Independent Power and Renewable Electricity Producers	8.83% (S + 3.50%)	5/17/2030	1,790,476	1,742,710	1,812,857	0.3%
Tank Holding Corp. (17)	Containers and Packaging	11.44% (S +CSA + 6.00%)	3/31/2028	402,218	387,390	391,002	0.1%
Tank Holding Corp.	Containers and Packaging	11.19% (S +CSA + 5.75%)	3/31/2028	2,474,747	2,432,528	2,439,173	0.4%
Tank Holding Corp.	Containers and Packaging	11.44% (S +CSA + 6.00%)	3/31/2028	2,073,750	2,038,735	2,047,828	0.4%
Tecta America Corp. (6)(7)(8)	Construction and Engineering	9.46% (S +CSA + 4.00%)	4/6/2028	8,454,354	8,443,509	8,502,797	1.5%
Thryv, Inc. (4)(6)	Professional Services	12.09% (S + 6.75%)	5/1/2029	7,688,571	7,612,974	7,832,732	1.4%
Titan US Finco, LLC (4)(7)	Media	9.60% (S +CSA + 4.00%)	10/6/2028	5,865,000	5,856,437	5,883,357	1.1%
Tosca Services, LLC (6)	Containers and Packaging	9.09% (S +CSA + 3.50%)	8/18/2027	6,793,990	6,756,992	5,720,302	1.0%
Touchdown Acquirer Inc. (6)(8)	Household Durables	9.33% (S + 4.00%)	2/7/2031	4,101,796	4,083,603	4,131,496	0.8%
Transnetwork, LLC (7)	Diversified Financial Services	10.83% (S + 5.50%)	12/29/2030	5,174,000	5,088,827	5,212,805	0.9%
U.S. Renal Care, Inc. (6)(7)(8)	Healthcare Providers and Services	10.46% (S +CSA + 5.00%)	6/20/2028	7,797,565	7,718,396	6,846,262	1.2%
UKG Inc. (6)(8)	Software	8.58% (S + 3.25%)	2/10/2031	9,975,000	9,868,650	10,024,027	1.8%
US Radiology Specialists, Inc. (6)(8)	Healthcare Providers and Services	10.73% (S +CSA + 5.25%)	12/10/2027	12,481,706	12,425,857	12,542,555	2.3%
Veracode (6)(8)	Software	9.93% (S +CSA + 4.50%)	4/20/2029	8,646,000	8,614,678	8,066,718	1.5%
VeriFone Systems, Inc. (6)	Commercial Services and Supplies	9.60% (S +CSA + 4.00%)	8/20/2025	9,117,361	8,951,893	7,500,351	1.4%
Vision Solutions, Inc. (6)(8)	IT Services	9.84% (S +CSA + 4.25%)	4/24/2028	10,719,885	10,697,412	10,572,487	1.9%
Vocus Group DD T/L (4)(8)	Diversified Telecommunication Services	9.11% (S +CSA + 3.50%)	7/20/2028	1,965,000	1,950,074	1,972,379	0.4%
WarHorse Gaming, LLC	Hotels, Restaurants and Leisure	14.69% (S +CSA + 9.25%)	6/30/2028	5,000,000	4,818,236	5,100,000	0.9%
Waterbridge NDB Operating LLC (6)	Energy Equipment and Services	9.83% (S + 4.50%)	5/7/2029	5,000,000	4,950,997	5,033,350	0.9%
Watlow Electric Manufacturing Company (6)(8)	Electrical Equipment	9.34% (S +CSA + 3.75%)	3/2/2028	7,945,706	7,942,150	7,949,242	1.4%
WestJet Loyalty LP (4)(6)(8)	Airlines	9.05% (S + 3.75%)	2/14/2031	5,000,000	4,952,713	5,028,750	0.9%
Wilsonart LLC (6)(8)	Building Products	8.68% (S +CSA + 3.25%)	12/18/2026	5,327,030	5,292,834	5,335,154	1.0%
Xplor T1, LLC (7)	Professional Services	9.60% (S + 4.25%)	6/13/2031	7,250,000	7,213,791	7,250,000	1.3%
Total First Lien Senior Secured				1,266,983,007	$1,254,519,047	$1,226,934,913	223.6%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of June 30, 2024
(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(5)	Value	of Net Assets
Second Lien Senior Secured(2)
American Rock Salt Company LLC	Metals and Mining	12.86% (S +CSA + 7.25%)	6/4/2029	2,750,000	2,769,026	2,241,250	0.3%
ARC Falcon I Inc. (6)(8)	Chemicals	12.44% (S +CSA + 7.00%)	9/24/2029	3,000,000	2,911,921	2,748,750	0.5%
Aruba Investments, Inc. (6)(8)	Chemicals	13.19% (S +CSA + 7.75%)	10/27/2028	3,350,000	3,318,425	3,211,813	0.6%
Asurion, LLC (6)(8)	Insurance	10.71% (S +CSA + 5.25%)	1/19/2029	9,000,000	8,845,766	8,328,510	1.5%
Barracuda Networks, Inc.	Software	12.31% (S + 7.00%)	8/15/2030	4,000,000	3,879,628	3,820,000	0.7%
DCert Buyer, Inc. (8)	IT Services	12.34% (S + 7.00%)	2/19/2029	1,500,000	1,499,321	1,346,250	0.2%
Delta Topco, Inc. (6)	IT Services	10.60% (S + 5.25%)	12/24/2030	4,500,000	4,477,833	4,576,500	0.8%
Edelman Financial Engines Center, LLC, The (8)	Diversified Financial Services	10.59% (S + 5.25%)	10/20/2028	2,500,000	2,493,764	2,509,375	0.5%
First Brands Group, LLC	Auto Components	14.14% (S +CSA + 8.50%)	3/24/2028	3,000,000	2,986,224	2,917,500	0.5%
Gainwell Acquisition Corp.	Healthcare Providers and Services	13.40% (S +CSA + 8.00%)	10/2/2028	5,400,000	5,240,603	5,062,500	0.9%
Help/Systems Holdings, Inc.	Software	12.20% (S +CSA + 6.75%)	11/19/2027	3,656,217	3,659,176	2,856,419	0.5%
Idera, Inc.	IT Services	12.23% (S +CSA + 6.75%)	2/5/2029	3,353,659	3,368,310	3,290,777	0.6%
Infinite Bidco, LLC (6)(8)	Electronic Equipment, Instruments and Components	12.59% (S +CSA + 7.00%)	2/24/2029	2,729,999	2,727,210	2,320,499	0.4%
Ivanti Software, Inc.	Software	12.81% (S +CSA + 7.25%)	12/1/2028	3,000,000	3,009,063	2,025,000	0.4%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of June 30, 2024
(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(5)	Value	of Net Assets
Magenta Buyer LLC	Software	13.84% (S +CSA + 8.25%)	7/27/2029	5,000,000	4,992,441	1,553,475	0.3%
Mitchell International, Inc. (6)(8)	Software	10.59% (S + 5.25%)	6/7/2032	7,500,000	7,462,500	7,495,350	1.4%
Nexus Buyer LLC	Diversified Financial Services	11.69% (S +CSA + 6.25%)	11/1/2029	5,000,000	4,953,452	4,987,500	0.9%
OneDigital Borrower LLC (8)	Insurance	10.59% (S + 5.75%)	6/14/2032	5,000,000	4,975,000	4,987,500	0.9%
Peraton Corp.	Aerospace and Defense	13.18% (S +CSA + 7.75%)	2/26/2029	2,898,876	2,946,337	2,916,385	0.5%
Pretium PKG Holdings, Inc. (6)(7)	Containers and Packaging	8.50% (S + 3.20%)	10/2/2028	5,563,423	5,528,581	4,845,742	0.9%
Pretium PKG Holdings, Inc. (6)	Containers and Packaging	12.33% (S +CSA + 6.75%)	9/30/2029	2,000,000	1,985,615	1,200,000	0.2%
Quest Software US Holdings Inc.	Software	12.98% (S +CSA + 7.50%)	2/1/2030	3,000,000	2,965,185	1,504,680	0.3%
RealPage, Inc.	Real Estate Management and Development	11.96% (S +CSA + 6.50%)	4/23/2029	5,000,000	4,931,250	4,892,850	0.9%
Vision Solutions, Inc. (8)	IT Services	12.84% (S +CSA + 7.25%)	4/23/2029	5,500,000	5,441,813	5,314,375	1.0%
Total Second Lien Senior Secured				98,202,174	97,368,444	86,953,000	15.7%

Corporate Bonds
Acrisure, LLC	Insurance	7.50%	11/6/2030	2,000,000	2,000,000	2,002,500	0.5%
Acrisure, LLC	Insurance	8.50%	6/15/2029	2,000,000	2,000,000	2,027,500	0.4%
Altice Financing S.A. (4)	Diversified Telecommunication Services	5.00%	1/15/2028	3,000,000	2,648,639	2,310,000	0.4%
KOBE US Midco 2 Inc	Chemicals	9.25% Cash/10.00% PIK	11/1/2026	2,094,750	2,084,590	1,699,366	0.3%
Total Corporate Bonds				9,094,750	8,733,229	8,039,366	1.6%

Total Debt Investments				$1,374,279,931	$1,360,620,720	$1,321,927,279	240.9%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of June 30, 2024
(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(3)	Industry	Interest Rate	Date	Par	Cost(1)(5)	Value	of Net Assets
CLO Mezzanine(2)
522 Funding CLO 2020-6, Ltd. (4)	Structured Note	13.63% (S + 8.04%)	10/23/2034	2,800,000	2,733,624	2,513,516	0.5%
APID 2016-24A (4)	Structured Note	11.39% (S + 5.80%)	10/20/2030	2,200,000	2,137,218	2,203,570	0.3%
ARES 2019-53A (4)	Structured Note	12.43% (S + 6.85%)	4/24/2031	2,500,000	2,505,985	2,520,997	0.4%
Carlyle US CLO 2020-2, Ltd (4)	Structured Note	14.12% (S + 8.53%)	1/25/2035	4,000,000	3,903,400	3,729,210	0.7%
CIFC 2018-4A (4)	Structured Note	11.48% (S + 5.90%)	10/17/2031	2,900,000	2,886,100	2,908,060	0.5%
CIFC 2023-2A (4)	Structured Note	13.30% (S + 7.97%)	1/21/2037	2,700,000	2,769,593	2,872,800	0.5%
GLM 2021-9A FR (4)	Structured Note	13.78% (S + 8.46%)	4/20/2037	3,000,000	2,911,327	3,025,678	0.6%
GoldenTree Loan Management US 2020-7A (4)	Structured Note	13.34% (S + 7.75%)	4/20/2034	2,000,000	1,909,217	2,002,325	0.4%
GoldenTree Loan Management US 2021-10A (4)	Structured Note	13.38% (S + 7.79%)	7/20/2034	1,250,000	1,220,927	1,242,227	0.2%
GOST 2024-1A E (4)	Structured Note	11.83% (S + 6.50%)	4/20/2033	2,500,000	2,500,000	2,505,558	0.5%
HLM 2023-18A (4)	Structured Note	14.29% (S + 8.97%)	7/20/2036	3,400,000	3,552,773	3,584,092	0.7%
MUZ88 2022-1A (4)	Structured Note	13.38% (S + 8.05%)	10/15/2037	3,000,000	3,062,100	3,088,066	0.6%
Thayer Park CLO, Ltd. (4)	Structured Note	14.46% (S + 8.87%)	4/20/2034	1,300,000	1,267,473	1,231,573	0.2%
Total CLO Mezzanine				33,550,000	33,359,737	33,427,672	6.1%

CLO Equity
Babson CLO 2018-4A, Ltd. (4)	Structured Subordinated Note	NA	10/15/2030	4,000,000	1,566,656	1,309,130	0.2%
Dryden 86 CLO, Ltd. (4)	Structured Subordinated Note	NA	7/17/2030	6,000,000	3,973,700	2,878,230	0.5%
HPS Loan Management 12-2018, Ltd. (4)	Structured Subordinated Note	NA	7/18/2031	7,500,000	2,088,484	1,629,000	0.3%
Long Point Park CLO, Ltd. (4)	Structured Subordinated Note	NA	1/17/2030	6,358,000	2,687,071	1,499,312	0.3%
Regatta XII Funding Ltd. (4)	Structured Subordinated Note	NA	10/15/2032	6,000,000	3,843,303	3,073,951	0.6%
Signal Peak CLO, LLC (4)	Structured Subordinated Note	NA	10/26/2034	5,000,000	2,137,919	1,464,645	0.3%
Stratus CLO Series 2021-1A (4)	Structured Subordinated Note	NA	12/29/2029	2,000,000	-	47,200	0.0%
Total CLO Equity				36,858,000	16,297,133	11,901,468	2.2%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of June 30, 2024
(Unaudited)

			Number of		Fair	Percentage
			Shares	Cost	Value	of Net Assets
Equity Investments
PVKG Investments Holdings Inc (4)	IT Services	NA	89,288	1,258,194	1,258,194	0.2%
Total Equity Investments			89,288	1,258,194	1,258,194	0.2%

Total Equity and Other Investments			$70,497,288	$50,915,064	$46,587,334	8.5%

	Number of		Fair	Percentage
	Shares	Cost	Value	of Net Assets
Short-Term Investments
Fidelity Investments Money Market Government Portfolio - Institutional Class, 5.25% (9)	40,433,204	40,433,204	40,433,204	7.4%
Morgan Stanley Liquidity Funds US Dollar Treasury Liquidity Fund - Institutional Class 5.13% (9)	22,628,951	22,628,951	22,628,951	4.1%
Total Short-Term Investments	63,062,155	$63,062,155	$63,062,155	11.5%

Total Investments		$1,474,597,939	$1,431,576,768	260.9%
Liabilities in Excess of Other Assets			(882,786,537)	(160.9)%
Net Assets			$548,790,231	100.0%

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of June 30, 2024
(Unaudited)

(2)	Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), the Secured Overnight Financing Rate (“SOFR” or “S”), SOFR + Credit Spread Adjustment (S+CSA), where the Credit Spread Adjustment is a defined additional spread amount based on the tenor of SOFR the borrower selects, the Euro Interbank Offered Rate (“Euribor” or “E”), the U.S. Prime Rate (“P”), or an alternate base rate (which can include the Federal Funds Effective Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. For the holdings as of June 30, 2024 that have S+CSA as the base rate, the credit spread adjustment ranges from 1.2bps to 42.8bps.
(3)	As of June 30, 2024, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
(4)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2024, 16.2% of the Company’s total assets were in non-qualifying investments.
(5)	As of June 30, 2024, the tax cost of the Company’s investments approximates their amortized cost.
(6)	Security or portion thereof held within Palmer Square BDC Funding I, LLC (“PS BDC Funding”) and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Bank of America, N.A. (“BofA N.A.”) (see Note 6 to the consolidated financial statements).
(7)	Security or portion thereof held within Palmer Square BDC Funding II, LLC (“PS BDC Funding II”) and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Wells Fargo Bank, National Association (“WFB”) (see Note 6 to the consolidated financial statements).
(8)	Security or portion thereof held within Palmer Square BDC CLO I, LLC (“PS BDC CLO I Funding”) and is pledged as collateral supporting the notes offered in the CLO Transaction (see Note 6 to the consolidated financial statements).
(9)	7-day effective yield as of June 30, 2024.
(10)	Of the $703,928.57 commitment to Accession Risk Management Group, Inc., $429,642.86 was unfunded as of June 30, 2024.
(11)	Of the $851,480 commitment to Aptean Inc., $810,041.31 was unfunded as of June 30, 2024.
(12)	Of the $559,500 commitment to Galway Borrower LLC, $482,701.71 was unfunded as of June 30, 2024.
(13)	Of the $4,799,360.02 commitment to GS AcquistionCo Inc., $4,543,680.02 was unfunded as of June 30, 2024.
(14)	Of the $1,200,000 commitment to GS AcquistionCo Inc., $1,040,000 was unfunded as of June 30, 2024.
(15)	Of the $6,363,630 commitment to MRI Software, LLC, $5,186,358.45 was unfunded as of June 30, 2024.
(16)	Of the $4,999,125 commitment to Patriot Growth Insurance Services, LLC, $3,470,000 was unfunded as of June 30, 2024.
(17)	Of the $898,217.50 commitment to Tank Holding Corp., $495,000 was unfunded as of June 30, 2024.

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

The Company’s investment objective is to maximize total return, comprised of current income and capital appreciation. The Company’s current investment focus is guided by two strategies that facilitate its investment opportunities and core competencies: (1) investing in corporate debt securities and, to a lesser extent, (2) investing in collateralized loan obligation (“CLO”) structured credit funds that typically own corporate debt securities, including the equity and junior debt tranches of CLOs. To a limited extent, the Company may enter into derivatives transactions, which may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of the Company’s portfolio positions from changes in currency exchange rates and market interest rates or to earn income and enhance the Company’s total returns. The Company may receive or purchase warrants or rights to acquire equity or other securities in connection with making a debt investment in a company. During the six months ended June 30, 2024 and June 30, 2023, the Company did not invest in any derivative contracts.

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

The Company has four wholly-owned subsidiaries: PS BDC Funding, a special purpose wholly-owned subsidiary established for utilizing the Company’s revolving credit facility with BofA N.A.; PS BDC Funding II, a special purpose wholly-owned subsidiary established for utilizing the Company’s credit facility with WFB; Palmer Square BDC CLO 1, Ltd., a special purpose wholly-owned subsidiary established to be the Issuer in connection with the CLO Transaction (as defined below); and Palmer Square BDC CLO 1, LLC a special purpose indirect wholly-owned subsidiary established to be the Co-Issuer in connection with the CLO Transaction. These subsidiaries are consolidated in the financial statements of the Company.

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

Debt Issuance Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs. These expenses are deferred and amortized over the life of the related debt instrument. Debt issuance costs are presented on the consolidated statements of assets and liabilities as a direct deduction from the debt liability. In circumstances in which there is not an associated debt liability amount recorded in the consolidated financial statements when the debt issuance costs are incurred, such debt issuance costs will be reported on the consolidated statements of assets and liabilities as an asset until the debt liability is recorded. As of June 30, 2024, the balance of debt issuance costs was $2.5 million, representing deferred financing costs of $8.0 million less accrued interest of $5.5 million, included in BoA Credit Facility, WF Credit Facility and CLO Transaction (each as defined below), and is presented on a net basis of $519.9 million for the BoA and WF Credit Facilities and $300.5 million for the CLO Transaction on the consolidated statements of assets and liabilities. As of December 31, 2023, the balance of debt issuance costs was $(1.6) million, representing deferred financing costs of $3.2 million less accrued interest of $4.8 million, included in BoA Credit Facility and WF Credit Facility, and is presented on a net basis of $641.8 million on the consolidated statements of assets and liabilities.

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

A loan may be taken off non-accrual status if past due payments are made, and if management determines the issuer is likely to remain current on future payments. Management may make exceptions to this policy if the loan has sufficient collateral value or is in the process of collection. Management may also leave a loan on accrual status while actively seeking recovery of past due payment. As of June 30, 2024, the Company had no portfolio investments on non-accrual status.

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

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt	$1,254,519,047	$1,226,934,913	$984,089,538	$952,100,626
Second-lien senior secured debt	97,368,444	86,953,000	67,449,770	55,989,218
Corporate Bonds	8,733,229	8,039,366	4,495,104	4,239,975
CLO Mezzanine	33,359,737	33,427,672	14,859,567	13,764,620
CLO Equity	16,297,133	11,901,468	24,478,438	18,953,309
Equity	1,258,194	1,258,194	-	-
Short-term investments	63,062,155	63,062,155	63,763,005	63,763,005
Total Investments	$1,474,597,939	$1,431,576,768	$1,159,135,422	$1,108,810,753

As of June 30, 2024, approximately 17.1% of the long-term investment portfolio at amortized cost and 17.3% of the long-term investment portfolio measured at fair value, respectively, were invested in non-qualifying assets. As of December 31, 2023, approximately 14.2% of the long-term investment portfolio at amortized cost and 14.1% of the long-term investment portfolio measured at fair value, respectively, were invested in non-qualifying assets. With respect to the Company’s total assets, 16.2% and 13.2% of the Company’s total assets were in non-qualifying assets as defined by Section 55(a) of the 1940 Act as of June 30, 2024 and December 31, 2023, respectively.

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

The industry composition of investments based on fair value, as a percentage of total investments at fair value, as of June 30, 2024 and December 31, 2023 was as follows:

	June 30, 2024	December 31, 2023

Software	12.3%	14.0%
Healthcare Providers and Services	9.4%	9.3%
Professional Services	7.5%	7.2%
Insurance	7.0%	5.9%
IT Services	6.2%	6.7%
Hotels, Restaurants and Leisure	4.5%	4.2%
Short-Term Investments	4.4%	5.8%
Chemicals	4.1%	2.9%
Diversified Financial Services	4.1%	4.2%
Independent Power and Renewable Electricity Producers	4.0%	3.4%
Media	3.0%	3.7%
Diversified Consumer Services	2.5%	1.6%
Structured Note	2.3%	1.2%
Construction and Engineering	2.3%	2.6%
Building Products	2.2%	2.9%
Auto Components	2.1%	1.7%
Food Products	2.0%	2.0%
Internet Software and Services	1.9%	1.4%
Machinery	1.6%	1.6%
Electronic Equipment, Instruments and Components	1.4%	1.5%
Containers and Packaging	1.4%	1.7%
Metals and Mining	1.3%	1.2%
Aerospace and Defense	1.2%	1.2%
Oil, Gas and Consumable Fuels	1.1%	0.9%
Energy Equipment and Services	1.1%	1.4%
Diversified Telecommunication Services	0.9%	0.8%
Structured Subordinated Note	0.8%	1.7%
Household Durables	0.8%	0.4%
Real Estate Management and Development	0.8%	0.6%
Commercial Services and Supplies	0.7%	1.3%
Wireless Telecommunication Services	0.7%	0.6%
Pharmaceuticals	0.6%	0.6%
Road and Rail	0.6%	0.5%
Electric Utilities	0.6%	-%
Electrical Equipment	0.6%	0.5%
Industrial Conglomerates	0.6%	0.4%
Healthcare Equipment and Supplies	0.5%	0.8%
Specialty Retail	0.5%	0.6%
Airlines	0.4%	-%
Healthcare Technology	-%	1.0%
Total	100.0%	100.0%

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

Investments in private investment companies measured based upon NAV as a practical expedient to determine fair value are not required to be categorized in the fair value hierarchy. As of June 30, 2024 and as of December 31, 2023, there were no investments accounted for using the practical expedient.

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

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the fair value hierarchy of investments as of June 30, 2024:

	Fair Value Hierarchy as of June 30, 2024
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$-	$1,226,934,913	$-	$1,226,934,913
Second-lien senior secured debt	-	86,953,000	-	86,953,000
Corporate Bonds	-	8,039,366	-	8,039,366
CLO Mezzanine	-	33,427,672	-	33,427,672
CLO Equity	-	11,901,468	-	11,901,468
Equity	-	1,258,194		1,258,194
Short Term Investments	63,062,155	-	-	63,062,155
Total Investments	$63,062,155	$1,368,514,613	$-	$1,431,576,768

The following table presents the fair value hierarchy of investments as of December 31, 2023:

	Fair Value Hierarchy as of December 31, 2023
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$-	$952,100,626	-	$952,100,626
Second-lien senior secured debt	-	55,989,218	-	55,989,218
Corporate Bonds	-	4,239,975	-	4,239,975
CLO Mezzanine	-	13,764,620	-	13,764,620
CLO Equity	-	18,953,309	-	18,953,309
Short Term Investments	63,763,005	-	-	63,763,005
Total Investments	$63,763,005	$1,045,047,748	$-	$1,108,810,753

For the six months ended June 30, 2024 and the year ended December 31, 2023, the Company did not recognize any transfers to or from Level 3.

Debt Not Carried at Fair Value

The fair value of the BoA Credit Facility, WF Credit Facility and CLO Transaction, which would be categorized as Level 3 within the fair value hierarchy as of June 30, 2024, approximates their respective carrying values because the BoA Credit Facility, WF Credit Facility and CLO Transaction each have variable interest based on selected short-term rates.

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, BDCs are permitted to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 150% after such borrowing. As of June 30, 2024, the Company’s asset coverage ratio was 167%.

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

Under the BoA Credit Facility, the Lenders have agreed to extend credit to PS BDC Funding in an aggregate amount up to the Commitment (as defined in the Credit Agreement) amount. The Commitment amount for the BoA Credit Facility was $200.0 million as of the closing date of the Credit Agreement, increased to $400.0 million on the one-month anniversary of the closing date, further increased to $475.0 million on October 12, 2020, further increased to $725.0 million on September 29, 2021, and decreased to $525.0 million on June 13, 2024. The Borrowers’ ability to draw under the BoA Credit Facility is scheduled to terminate on February 11, 2028. All amounts outstanding under the BoA Credit Facility are required to be repaid by February 18, 2028. On March 29, 2024, the Company entered into a fourth amendment to the BoA Credit Facility to, among other things: (i) extend the facility maturity date from February 18, 2025 to February 18, 2028; (ii) update arrangements for the calculation of the fee on unused commitments from 1.30% to a range from 0.50% to 1.40%, depending on the amount of commitments utilized, and (iii) payment of an extension fee. As the Company raises additional capital, we may enter into additional credit agreements to expand our borrowing capacity.

Debt obligations under the BoA Credit Facility consisted of the following as of June 30, 2024:

	June 30, 2024
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
BoA Credit Facility	$525,000,000	$386,580,940	$138,419,060	$383,148,268
Total debt	$525,000,000	$386,580,940	$138,419,060	$383,148,268

(1)	The amount available reflects any limitations related to the BoA Credit Facility’s borrowing base.

(2)	The carrying value of the BoA Credit Facility is presented net of deferred financing costs of $3.9 million and accrued interest of $517 thousand.

Debt obligations under the BoA Credit Facility consisted of the following as of December 31, 2023:

	December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
BoA Credit Facility	$725,000,000	$504,000,000	$221,000,000	$505,417,357
Total debt	$725,000,000	$504,000,000	$221,000,000	$505,417,357

(1)	The amount available reflects any limitations related to the BoA Credit Facility’s borrowing base.

(2)	The carrying value of the BoA Credit Facility is presented net of deferred financing costs of $739 thousand and accrued interest of $2.2 million.

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Average debt outstanding under the BoA Credit Facility during the six months ended June 30, 2024 and June 30, 2023 was $570.4 million and $500.9 million, respectively.

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

For the three and six months ended June 30, 2024 and June 30, 2023, the components of interest expense with respect to the BoA Credit Facility were as follows:

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2024	2023	2024	2023

Interest expense	$9,554,544	$8,257,485	$19,685,201	$16,110,649
Amortization of debt issuance costs	270,636	161,353	436,236	319,296
Total interest expense	$9,825,180	$8,418,838	$20,121,437	$16,429,945
Average interest rate	6.72%	6.40%	6.73%	6.14%

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

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Debt obligations under the WF Credit Facility consisted of the following as of June 30, 2024:

	June 30, 2024
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
WF Credit Facility	$175,000,000	$136,250,000	$38,750,000	$136,717,785
Total debt	$175,000,000	$136,250,000	$38,750,000	$136,717,785

(1)	The amount available reflects any limitations related to the WF Credit Facility’s borrowing base.

(2)	The carrying value of the WF Credit Facility is presented net of deferred financing costs of $2.2 million and accrued interest of $2.7 million.

Debt obligations under the WF Credit Facility consisted of the following as of December 31, 2023:

	December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
WF Credit Facility	$175,000,000	$136,250,000	$38,750,000	$136,411,448
Total debt	$175,000,000	$136,250,000	$38,750,000	$136,411,448

(1)	The amount available reflects any limitations related to the WF Credit Facility’s borrowing base.

(2)	The carrying value of the WF Credit Facility is presented net of deferred financing costs of $2.5 million and accrued interest of $2.6 million.

Average debt outstanding under the WF Credit Facility during the six months ended June 30, 2024 and June 30, 2023 was $136.3 million and $127.9 million, respectively.

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

For the three and six months ended June 30, 2024 and June 30, 2023, the components of interest expense with respect to the WF Credit Facility were as follows:

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2024	2023	2024	2023

Interest expense	$2,754,510	$2,368,060	$5,513,053	$4,592,062
Amortization of debt issuance costs	124,029	87,986	248,059	175,006
Total interest expense	$2,878,539	$2,456,046	$5,761,112	$4,767,068
Average interest rate	7.82%	7.15%	7.82%	6.92%

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

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

CLO Transaction

On May 23, 2024 (the “Closing Date”), the Company completed a $400.5 million term debt securitization (the “CLO Transaction”), also known as a collateralized loan obligation, in connection with which a wholly-owned indirect subsidiary of the Company issued the Notes (as defined below). The CLO Transaction functions as a source of long-term balance sheet financing for a portion of the Company’s portfolio investments and, as a result, the Notes issued in connection with the CLO Transaction are subject to the Company’s regulatory asset coverage requirement.

The notes offered in the CLO Transaction were issued by Palmer Square BDC CLO 1, Ltd. (the “Issuer”), an exempted company incorporated with limited liability under the laws of the Cayman Islands and a wholly-owned indirect subsidiary of the Company, and consist of (i) $232 million of Class A Notes (the “Class A Notes”); (ii) $58.0 million Class B-1 Notes, (the “Class B-1 Notes”); and (iii) $10 million of Class B-2 Notes (the “Class B-2 Notes” and, together with the Class A Notes and the Class B-1 Notes, the “Secured Notes”). Additionally, on the Closing Date the Issuer issued $100.5 million of Subordinated Notes (the “Subordinated Notes”), which do not bear interest but are entitled to all of the principal and interest payments made on the loan portfolio held by the Issuer, net of interest and principal payments distributed to the holders of the Secured Notes. The Secured Notes together with the Subordinated Notes are collectively referred to herein as the “Notes.”

The following table presents information on the Notes issued in the CLO Transaction:

		June 30, 2024
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A Notes	Senior Secured Floating Rate	$232,000,000	SOFR + (1.60)%	AAA
Class B-1 Notes	Senior Secured Floating Rate	58,000,000	SOFR + (2.15)%	AA
Class B-2 Notes	Senior Secured Fixed Rate	10,000,000	(6.33)%	AA
Total Secured Notes		$300,000,000
Subordinated Notes (1)		100,500,000	None	Not rated
Total Notes		$400,500,000

(1)	The Company retained all of the Subordinated Notes issued in the CLO Transaction which are eliminated in consolidation.

On the Closing Date and in connection with the CLO Transaction, the Issuer and the Company entered into a note purchase agreement (the “Purchase Agreement”) with BofA Securities, Inc., as the initial purchaser (the “Initial Purchaser”), pursuant to which the Initial Purchaser purchased the Secured Notes issued pursuant to an indenture as part of the CLO Transaction.

The CLO Transaction is backed by a diversified portfolio of senior secured loans or participation interests therein with the potential for investment in second lien loans or participation interests therein, corporate bonds or loans made to a debtor-in-possession pursuant to Section 364 of the Bankruptcy Code having the priority allowed by either Section 364(c) or 364(d) of the Bankruptcy Code and fully secured by senior liens or participation interests therein, which is managed by the Company as collateral manager pursuant to a collateral management agreement entered into with the Issuer on the Closing Date (the “Collateral Management Agreement”). The Company has agreed to irrevocably waive all collateral management fees payable to it so long as it is the collateral manager under the Collateral Management Agreement. The Notes are scheduled to mature on July 15, 2037; however, the Notes may be redeemed by the Issuer, at the written direction of (i) a majority of the Subordinated Notes (with the consent of the Company, in the case of the Secured Notes) or (ii) the Company, in each case, on any business day on or after July 15, 2026.

The Secured Notes are the secured obligations of the Issuer, the Subordinated Notes are the unsecured obligations of the Issuer, and the indenture governing the Notes includes customary covenants and events of default. The Notes have not been, and will not be, registered under the Securities Act of 1933, as amended, or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from registration.

For the three and six months ended June 30, 2024, the components of interest expense with respect to the Notes were as follows:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2024	June 30, 2024

Interest expense	$2,278,665	$2,278,665
Amortization of debt issuance costs	14,644	14,644
Total interest expense	$2,293,309	$2,293,309
Average interest rate	7.01%	7.01%

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 7. Share Transactions

Offering Proceeds

During the six months ended June 30, 2024 and June 30, 2023, the Company issued and sold 5,485,963 shares at an aggregate purchase price of $90.2 million and 1,486,335 shares at an aggregate purchase price of $24.2 million, respectively. These amounts include shares issued in reinvestment.

Distribution Reinvestment Plan

The Company has adopted a dividend reinvestment plan that will provide for reinvestment of its dividends and other distributions on behalf of the Company’s stockholders, unless a stockholder elects to receive cash. As a result, if the Company’s Board authorizes, and the Company declares a cash dividend or other distribution, then stockholders who do not “opt out” of the Company’s dividend reinvestment plan will have their cash dividends and distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving cash dividends and distributions.

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

For the six months ended June 30, 2024, the Company issued 35,963 shares of its common stock pursuant to the Company dividend reinvestment plan.

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

For the six months ended June 30, 2024, the Company repurchased 21,352 shares of its common stock pursuant to the Company Rule 10b5-1 Repurchase Plan.

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

For the six months ended June 30, 2024, PSCM did not repurchase any shares of the Company’s common stock pursuant to the PSCM Rule 10b5-1 Stock Purchase Plan.

Note 8. Dividends and Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table summarizes the Company’s dividend declarations and distributions during the six months ended June 30, 2024 (since IPO):

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
3/20/2024	3/28/2024	4/10/2024	$0.49	$12,893,635	185,344.20	$3,057,234	(1)
5/7/2024	6/28/2024	7/16/2024	$0.42	$13,678,310	-	$-
6/20/2024	6/28/2024	7/16/2024	$0.05	$1,628,370	-	$-

(1) In accordance with the Company’s dividend reinvestment plan, 149,382 shares of the Company’s stock were purchased in the open market at an average price of $16.49. The Company issued the remaining 35,963 shares of common stock at the average open market price and shares were allocated to stockholders of the company participating in the dividend reinvestment plan.

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 9. Commitments and Contingencies

As of June 30, 2024 and December 31, 2023, the Company had an aggregate of $30.0 million and $20.1 million, respectively, of unfunded commitments to provide debt financing to its portfolio companies. As of each of June 30, 2024 and December 31, 2023, there were no capital calls or draw requests made by the portfolio companies to fund these commitments. Such commitments are generally up to the Company’s discretion to approve or are subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the composition of the unfunded commitments as of June 30, 2024 is shown in the table below:

		As of
	Expiration Date(1)	June 30, 2024
Accession Risk Management Group, Inc.	2/14/2025	$429,643
Aptean Inc	1/30/2031	436,880
Aptean Inc	1/30/2026	810,041
Aramsco, Inc.	10/10/2025	935,644
B’Laster Holdings DD T/L	10/25/2025	466,666
Enverus Holdings, Inc.	12/22/2025	310,811
Enverus Holdings, Inc.	12/24/2029	472,973
Galway Borrower LLC	9/30/2028	482,702
Galway Borrower LLC	2/7/2026	4,440,500
GS AcquisitionCo, Inc.	3/19/2026	4,543,680
GS AcquisitionCo, Inc.	5/25/2028	1,040,000
Logrhythm, Inc.	7/2/2029	636,364
MRI Software, LLC	12/19/2025	5,186,358
MRI Software, LLC	2/10/2027	636,370
Minotaur Acquisition, Inc.	5/20/2026	1,162,791
Minotaur Acquisition, Inc.	5/20/2025	1,162,791
Minotaur Acquisition, Inc.	5/20/2030	697,674
Patriot Growth Insurance Services, LLC	11/17/2025	3,470,000
PT Intermediate Holdings III, LLC	9/1/2024	767,917
Ryan, LLC	11/14/2024	514,286
Tank Holding Corp.	5/22/2024	495,000
Touchdown Acquirer Inc.	2/21/2026	898,204
Total unfunded commitments		$29,997,295

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

A summary of the composition of the unfunded commitments as of December 31, 2023 is shown in the table below:

	Expiration Date(1)	As of December 31, 2023
Accession Risk Management Group, Inc.	2/14/2025	$2,457,847
Aptean Inc.	1/30/2031	436,880
Aptean Inc.	1/30/2026	851,480
Aramsco, Inc.	10/10/2025	712,871
B’Laster Holdings, LLC	10/25/2025	466,666
Enverus Holdings, Inc.	12/22/2025	310,811
Enverus Holdings, Inc.	12/24/2029	472,973
ImageFirst Holdings, LLC	4/28/2025	833,333
MRI Software LLC	2/10/2027	6,363,630
MRI Software LLC	2/10/2027	636,370
OMNIA Partners, LLC	1/25/2024	223,269
Patriot Growth Insurance Services, LLC	11/17/2025	4,650,000
PT Intermediate Holdings III, LLC	9/1/2024	579,942
Ryan, LLC	11/14/2024	514,286
Tank Holding Corp.	5/22/2024	597,000
Total unfunded commitments		$20,107,358

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2024, management is not aware of any pending or threatened litigation.

Note 10. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of each of June 30, 2024 and June 30, 2023, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of common stock for the three and six months ended June 30, 2024 and June 30, 2023.

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2024	2023	2024	2023

Net increase (decrease) in net assets resulting from operations	$5,312,813	$23,940,662	$28,192,953	$52,028,984
Weighted average shares of common stock outstanding - basic and diluted	32,569,280	25,453,970	32,081,916	25,025,158
Earnings (loss) per share of common stock - basic and diluted	$0.16	$0.94	$0.88	$2.08

Palmer Square Capital BDC Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 11. Financial Highlights

The following per share of common stock data has been derived from information provided in the unaudited financial statements. The following is a schedule of financial highlights for the six months ended June 30, 2024 and June 30, 2023:

	For the Six Months
	Ended June 30,
	2024	2023
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$17.04	$14.96

Results of Operations:
Net Investment Income(1)	1.00	1.11
Net Realized and Unrealized Gain (Loss) on Investments(4)	(0.23)	1.00
Net Increase (Decrease) in Net Assets Resulting from Operations	0.77	2.11

Distributions to Common Stockholders
Distributions from Net Investment Income	(0.96)	(0.52)
Net Decrease in Net Assets Resulting from Distributions	(0.96)	(0.52)
Net Asset Value, End of Period	$16.85	$16.55

Shares Outstanding, End of Period	32,567,405	25,772,963

Ratio/Supplemental Data
Net assets, end of period	$548,790,231	$426,528,796
Weighted-average shares outstanding	32,081,916	25,025,158
Total Return(3)	4.73%	14.11%
Portfolio turnover	17%	11%
Ratio of operating expenses to average net assets without waiver(2)	14.28%	13.30%
Ratio of operating expenses to average net assets with waiver(2)	14.26%	13.05%
Ratio of net investment income (loss) to average net assets without waiver(2)	11.64%	13.79%
Ratio of net investment income (loss) to average net assets with waiver(2)	11.66%	14.04%

(1)	The per common share data was derived by using weighted average shares outstanding.

(2)	The ratios reflect an annualized amount.

(3)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. Total return is not annualized. Assumes reinvestment of distributions.

(4)	Realized and unrealized gains and losses per share in this caption are balancing amounts necessary to reconcile the change in net asset value per share for the period, and may not reconcile with the aggregate gains and losses in the Consolidated Statements of Operations due to share transactions during the period.

Note 12. Subsequent Events To Be Updated

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements, except for the following:

Distributions

On July 16, 2024, the Company paid a distribution in the amount of $15,306,680, or $0.47 per share, to shareholders on record as of June 28, 2024.

Unfunded Capital Commitments

On July 1, 2024, $41,786 of the outstanding commitment to Accession Risk Management Group, Inc. was funded. The balance of the remaining unfunded commitment is $387,857.

On July 5, 2024, $124,826 of the outstanding commitment to MRI Software LLC was funded. The balance of the remaining unfunded commitment is $511,444.

On July 5, 2024, $117,220 of the outstanding commitment to Aptean Acquiror Inc. was funded. The balance of the remaining unfunded commitment is $692,821.

On July 9, 2024, $2,960,000 of the outstanding commitment to GS AcquisitionCo, Inc. was funded. The balance of the remaining unfunded commitment is $1,583,680.

On July 9, 2024, $133,333 of the outstanding commitment to GS AcquisitionCo, Inc. was funded. The balance of the remaining unfunded commitment is $906,667.

On July 31, 2024, $525,000 of the outstanding commitment to Patriot Growth Insurance Services, LLC was funded. The balance of the remaining unfunded commitment is $2,945,000.

On August 7, 2024, $1,162,791, the remaining outstanding commitment to Minotaur Acquisition, Inc., was fully funded.

Company Rule 10b5-1 Stock Repurchase Plan

From July 1, 2024 to August 8, 2024, the Company repurchased 8,835 shares of its common stock pursuant to the Company Rule 10b5-1 Repurchase Plan at an aggregate price of $142,833.

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

Portfolio and Investment Activity

As of June 30, 2024, our weighted average total yield to maturity of debt and income producing securities at fair value was 9.82%, and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 8.80%.

As of December 31, 2023, our weighted average total yield to maturity of debt and income producing securities at fair value was 10.51%, and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 8.93%.

As of June 30, 2024, we had 256 debt and equity investments in 209 portfolio companies with an aggregate fair value of approximately $1.4 billion.

As of December 31, 2023, we had 227 debt and equity investments in 191 portfolio companies with an aggregate fair value of approximately $1.0 billion.

Our investment activity for the three and six months ended June 30, 2024 and June 30, 2023 is presented below (information presented herein is at amortized cost unless otherwise indicated).

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2024	2023	2024	2023

New investments:
Gross investments	$189,301,404	$46,672,859	$535,784,227	$110,130,547
Less: sold investments	(140,027,013)	(33,815,172)	(209,583,349)	(135,954,079)
Total new investments	49,274,391	12,857,687	326,200,878	(25,823,532)

Principal amount of investments funded:
First-lien senior secured debt investments	$152,521,210	$46,672,859	$464,632,921	$110,130,547
Second-lien senior secured debt investments	31,427,000	-	42,224,500	-
Corporate bonds	4,095,000	-	4,095,000	-
Collateralized securities and structured products - debt	-	-	23,573,612	-
Common stock	1,258,194	-	1,258,194	-
Total principal amount of investments funded	189,301,404	46,672,859	535,784,227	110,130,547

Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$122,980,773	$28,021,408	$177,972,549	$127,184,752
Second-lien senior secured debt investments	9,394,359	5,000,000	18,454,359	5,000,000
CLO Equity	3,651,813	793,764	7,906,441	889,852
Collateralized securities and structured products - debt	4,000,068	-	5,250,000	2,879,475
Common Stock	-	-	-	-
Total principal amount of investments sold or repaid	140,027,013	33,815,172	209,583,349	135,954,079

Our investment activity for the three and six months ended June 30, 2024 and June 30, 2023 is presented below (information presented herein is at Par unless otherwise indicated). New investment commitment refers to long-term funded commitments in new securities made during the period that remained outstanding as of June 30, 2024 and June 30, 2023, respectively.

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2024	2023	2024	2023
Number of new investment commitments	24	13	59	28
Average new investment commitment amount	$5,575,295	$4,118,535	$4,718,311	$3,914,768
Weighted average maturity for new investment commitments	6.05 years	5.26 years	5.98 years	5.27 years
Percentage of new debt investment commitments at floating rates	97.01%	100.00%	98.56%	100.00%
Percentage of new debt investment commitments at fixed rates	2.99%	0.00%	1.44%	0.00%
Weighted average interest rate of new investment commitments (1)	9.96%	10.15%	10.07%	10.12%
Weighted average spread over reference rate of new floating rate investment commitments (2)	4.68%	4.96%	4.75%	4.92%
Weighted average interest rate on investment sold or paid down	10.69%	10.87%	10.53%	9.20%

(1)	New CLO equity investments do not have an ascribed interest rate and are therefore excluded from the calculation.

(2)	Variable rate loans bear interest at a rate that may be determined by reference to either a) LIBOR (which can include one-, two-, three- or six-month LIBOR) or b) the CME Term Secured Overnight Financing Rate (“SOFR” or “S”) (which can include one-, three-, or six-month SOFR), which resets periodically based on the terms of the loan agreement. At the borrower’s option, loans may instead reference an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), which also resets periodically based on the terms of the loan agreements. Loans that reference SOFR may include a Credit Spread Adjustment (“CSA”), where the CSA is a defined additional spread amount based on the tenor of SOFR the borrower selects (making the reference rate S+CSA).

As of June 30, 2024 and December 31, 2023, our investments consisted of the following:

	June 30, 2024		December 31, 2023
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt	$1,254,519,047	$1,226,934,913	$984,089,538	$952,100,626
Second-lien senior secured debt	97,368,444	86,953,000	67,449,770	55,989,218
Corporate Bonds	8,733,229	8,039,366	4,495,104	4,239,975
CLO Mezzanine	33,359,737	33,427,672	14,859,567	13,764,620
CLO Equity	16,297,133	11,901,468	24,478,438	18,953,309
Equity	1,258,194	1,258,194	-	-
Short-term investments	63,062,155	63,062,155	63,763,005	63,763,005
Total Investments	$1,474,597,939	$1,431,576,768	$1,159,135,422	$1,108,810,753

The table below describes investments by industry composition based on fair value as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

Software	12.3%	14.0%
Healthcare Providers and Services	9.4%	9.3%
Professional Services	7.5%	7.2%
Insurance	7.0%	5.9%
IT Services	6.2%	6.7%
Hotels, Restaurants and Leisure	4.5%	4.2%
Short-Term Investments	4.4%	5.8%
Chemicals	4.1%	2.9%
Diversified Financial Services	4.1%	4.2%
Independent Power and Renewable Electricity Producers	4.0%	3.4%
Media	3.0%	3.7%
Diversified Consumer Services	2.5%	1.6%
Structured Note	2.3%	1.2%
Construction and Engineering	2.3%	2.6%
Building Products	2.2%	2.9%
Auto Components	2.1%	1.7%
Food Products	2.0%	2.0%
Internet Software and Services	1.9%	1.4%
Machinery	1.6%	1.6%
Electronic Equipment, Instruments and Components	1.4%	1.5%
Containers and Packaging	1.4%	1.7%
Metals and Mining	1.3%	1.2%
Aerospace and Defense	1.2%	1.2%
Oil, Gas and Consumable Fuels	1.1%	0.9%
Energy Equipment and Services	1.1%	1.4%
Diversified Telecommunication Services	0.9%	0.8%
Structured Subordinated Note	0.8%	1.7%
Household Durables	0.8%	0.4%
Real Estate Management and Development	0.8%	0.6%
Commercial Services and Supplies	0.7%	1.3%
Wireless Telecommunication Services	0.7%	0.6%
Pharmaceuticals	0.6%	0.6%
Road and Rail	0.6%	0.5%
Electric Utilities	0.6%	-%
Electrical Equipment	0.6%	0.5%
Industrial Conglomerates	0.6%	0.4%
Healthcare Equipment and Supplies	0.5%	0.8%
Specialty Retail	0.5%	0.6%
Airlines	0.4%	-%
Healthcare Technology	-%	1.0%
Total	100.0%	100.0%

The table below shows the weighted average yields and interest rate of our debt investments at fair value as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Weighted average total yield of debt and income producing securities	9.82%	10.51%
Weighted average interest rate of debt and income producing securities (1)	9.80%	10.10%
Weighted average spread over reference rate of all floating rate investments (2)	4.47%	4.61%

(1)	CLO equity securities are considered income producing securities but do not have an ascribed interest rate, and therefore are excluded from the calculation.

(2)	Variable rate loans bear interest at a rate that may be determined by reference to either a) LIBOR (which can include one-, two-, three- or six-month LIBOR) or b) the CME Term Secured Overnight Financing Rate (“SOFR” or “S”) (which can include one-, three-, or six-month SOFR), which resets periodically based on the terms of the loan agreement. At the borrower’s option, loans may instead reference an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), which also resets periodically based on the terms of the loan agreements. Loans that reference SOFR may include a Credit Spread Adjustment (“CSA”), where the CSA is a defined additional spread amount based on the tenor of SOFR the borrower selects (making the reference rate S+CSA).

Results of Operations

The following table represents the operating results for the three and six months ended June 30, 2024 and June 30, 2023.

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2024	2023	2024	2023
Total investment income	$36,549,496	$27,441,864	$71,334,439	$53,627,365
Less: Net expenses	20,791,645	13,241,745	39,258,359	25,834,566
Net investment income	15,757,851	14,200,119	32,076,080	27,792,799
Net realized gains (losses) on investments	(9,411,924)	(2,570)	(11,148,255)	(320,015)
Net change in unrealized gains (losses) on investments	(1,033,114)	9,743,113	7,265,128	24,556,200
Net increase (decrease) in net assets resulting from operations	$5,312,813	$23,940,662	$28,192,953	$52,028,984

Investment Income

Investment income for the three and six months ended June 30, 2024 and June 30, 2023, was as follows:

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2024	2023	2024	2023
Interest from investments	$35,278,431	$26,166,621	$68,486,203	$51,619,359
Dividend income	805,031	1,142,016	2,059,727	1,818,884
Payment-in-kind interest income	182,116	-	234,303	-
Other income	283,918	133,227	554,206	189,122
Total investment income	$36,549,496	$27,441,864	$71,334,439	$53,627,365

For the three and six months ended June 30, 2024 and June 30, 2023, total investment income was driven by increasing interest income due to the size of the portfolio. The size of our investment portfolio at fair value increased from $1.0 billion as of December 31, 2023 to $1.4 billion as of June 30, 2024. The size of our investment portfolio at fair value decreased from $966.9 million as of December 31, 2022 to $966.0 million as of June 30, 2023. All debt and short-term investments were income producing, and there were no loans on non-accrual status as of June 30, 2024.

Expenses

Operating expenses for the three and six months ended June 30, 2024 and June 30, 2023, were as follows:

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2024	2023	2024	2023
Interest expense	$14,997,028	$10,874,884	$28,175,858	$21,197,013
Incentive fees	2,249,954	-	4,174,706	-
Management fees	2,450,079	2,046,014	4,866,318	3,958,241
Other operating expenses	1,057,289	557,900	2,017,398	1,136,900
Directors fees	37,295	18,699	74,590	37,192
Management fee waiver	-	(255,752)	(50,511)	(494,780)
Net expenses	$20,791,645	$13,241,745	$39,258,359	$25,834,566

Net expenses for the three months ended June 30, 2024 were $20.8 million, which consisted of $15.0 million in interest expense, $2.5 million in management fees, $2.2 million in incentive fees, $1.1 million in other operating expenses, and $37 thousand in directors fees. Net expenses for the six months ended June 30, 2024 were $39.3 million, which consisted of $28.2 million in interest expense, $4.9 million in management fees, $4.2 million in incentive fees, $2.0 million in other operating expenses, and $75 thousand in directors fees offset by $51 thousand in management fee waiver from the Investment Advisor.

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

The increase in expenses for the six months ended June 30, 2024 compared to the same period in the prior year was primarily due to the average balance of debt increasing from $628.8 million at June 30, 2023 to $770.9 million at June 30, 2024 (interest rates increased slightly from 6.30% to 6.95% during the same period) under our BoA Credit Facility, WF Credit Facility and CLO Transaction and incentive fees due to the Investment Advisor upon completion of the IPO.

Net Change in Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the three and six months ended June 30, 2024 and June 30, 2023, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2024	2023	2024	2023
Unrealized gains on investments	$21,190,332	$20,401,279	$33,732,798	$36,764,497
Unrealized (losses) on investments	(22,223,446)	(10,658,166)	(26,467,670)	(12,208,297)
Net change in unrealized gains (losses) on investments	$(1,033,114)	$9,743,113	$7,265,128	$24,556,200

The change in unrealized appreciation (depreciation) for the three months ended June 30, 2024 and June 30, 2023 totaled $(1.0) million and $9.7 million, respectively. For the three months ended June 30, 2024, this consisted of net unrealized depreciation of $8.1 million related to existing portfolio investments, and net unrealized appreciation of $7.1 million related to exited portfolio investments (a portion of which has been reclassified to realized losses). For the three months ended June 30, 2023, this consisted of net unrealized appreciation of $7.8 million related to existing portfolio investments, and net unrealized appreciation of $1.9 million related to exited portfolio investments (a portion of which has been reclassified to realized gains).

The change in unrealized appreciation (depreciation) for the six months ended June 30, 2024 and June 30, 2023 totaled $7.3 million and $24.6 million, respectively. For the six months ended June 30, 2024, this consisted of net unrealized depreciation of $6.9 million related to existing portfolio investments, and net unrealized appreciation of $14.2 million related to exited portfolio investments (a portion of which has been reclassified to realized gains). For the six months ended June 30, 2023, this consisted of net unrealized appreciation of $20.4 million related to existing portfolio investments, and net unrealized appreciation of $4.2 million related to exited portfolio investments (a portion of which has been reclassified to realized gains).

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

During the six months ended June 30, 2024, we experienced a net increase in cash and cash equivalents of $12.7 million. During the period, net cash used in operating activities was $238.4 million, primarily as a result of fundings of portfolio investments (excluding investments in short-term investments) of $535.8 million, partially offset by proceeds received from sale of investments of $209.6 million. We funded short-term investments during the period, and as of the end of the period we held $63.1 million in fair value of short-term investments. During the same period, net cash provided by financing activities was $251.1 million, primarily consisting of $300.0 million in proceeds from the CLO Transaction (as defined below), offset by $117.4 million of net repayments under the BoA Credit Facility and WF Credit Facility, partially increased by proceeds from the issuance of common stock of $89.7 million.

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

As of June 30, 2024 and June 30, 2023, we had cash and cash equivalents of $14.8 million and $6.7 million, respectively. As of June 30, 2024, we had $386.6 million principal outstanding under the BoA Credit Facility, $136.3 million principal outstanding under the WF Credit Facility and $300.0 million of outstanding indebtedness under the CLO Transaction. As of June 30, 2023, we had $490.0 million principal outstanding under the BoA Credit Facility and $134.3 million principal outstanding under the WF Credit Facility.

During the six months ended June 30, 2024 and June 30, 2023, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	June 30, 2024			June 30, 2023
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common stock	$89,652,500	$-	100%	$17,654,225	$350,0000	98%

As a BDC, we are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. As of June 30, 2024, our asset coverage ratio was 167%.

Capital Contributions

During the six months ended June 30, 2024 and June 30, 2023, we issued and sold 5,485,963 shares at an aggregate purchase price of $90.2 million and 1,486,335 shares at an aggregate purchase price of $24.2 million, respectively. These amounts include shares issued in reinvestment.

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

For the six months ended June 30, 2024, we repurchased 21,352 shares of our common stock pursuant to the Company Rule 10b5-1 Repurchase Plan.

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

For the six months ended June 30, 2024, PSCM did not repurchase any shares of our common stock pursuant to the PSCM Rule 10b5-1 Stock Purchase Plan.

Financing Arrangements

Bank of America Credit Facility

On February 18, 2020, we, through a special purpose wholly-owned subsidiary, PS BDC Funding, entered into the Credit Agreement with the Lenders, BofA N.A. as the administrative agent and BofA Securities, as Lead Arranger and Sole Book Manager, pursuant to which the Lenders agreed to provide us with a revolving line of credit.

Under the BoA Credit Facility, the Lenders have agreed to extend credit to PS BDC Funding in an aggregate amount up to the Commitment (as defined in the Credit Agreement) amount. The Commitment amount for the BoA Credit Facility is currently $525 million. The Borrowers’ ability to draw under the BoA Credit Facility is scheduled to terminate on February 11, 2028. All amounts outstanding under the BoA Credit Facility are required to be repaid by February 18, 2028. On March 29, 2024, we entered into a fourth amendment to the BoA Credit Facility to, among other things: (i) extend the facility maturity date from February 18, 2025 to February 18, 2028; (ii) update arrangements for the calculation of the fee on unused commitments from 1.30% to a range from 0.50% to 1.40%, depending on the amount of commitments utilized, and (iii) payment of an extension fee.

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

As of June 30, 2024, we had $386.6 million principal outstanding and $138.4 million of available Commitments under the BoA Credit Facility, and PS BDC Funding was in compliance with the applicable covenants in the BoA Credit Facility on such date.

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

As of June 30, 2024, we had $136.3 million outstanding and $38.7 million of available Commitments under the WF Credit Facility, and PS BDC Funding II was in compliance with the applicable covenants in the WF Credit Facility on such date.

CLO Transaction

On May 23, 2024, we completed a $400.5 million term debt securitization (the “CLO Transaction”), also known as a collateralized loan obligation (“CLO”), in connection with which our wholly-owned indirect subsidiary issued the Notes (as defined below). The CLO Transaction functions as a source of long-term balance sheet financing for a portion of our portfolio investments and, as a result, the Notes issued in connection with the CLO Transaction are subject to our regulatory asset coverage requirement.

The notes offered in the CLO Transaction were issued by Palmer Square BDC CLO 1, Ltd. (the “Issuer”), an exempted company incorporated with limited liability under the laws of the Cayman Islands and our wholly-owned subsidiary, and consist of (i) $232 million of Class A Notes (the “Class A Notes”); (ii) $58 million of Class B-1 Notes, (the “Class B-1 Notes”); and (iii) $10 million of Class B-2 Notes (the “Class B-2 Notes” and, together with the Class A Notes and the Class B-1 Notes, the “Secured Notes”). Additionally, the Issuer issued $100.5 million of Subordinated Notes (the “Subordinated Notes”), which do not bear interest but are entitled to all of the principal and interest payments made on the loan portfolio held by the Issuer, net of interest and principal payments distributed to the holders of the Secured Notes. The Secured Notes together with the Subordinated Notes are collectively referred to herein as the “Notes.”

The CLO Transaction is backed by a diversified portfolio of senior secured loans or participation interests therein with the potential for investment in second lien loans or participation interests therein, corporate bonds or loans made to a debtor-in-possession pursuant to Section 364 of the Bankruptcy Code having the priority allowed by either Section 364(c) or 364(d) of the Bankruptcy Code and fully secured by senior liens or participation interests therein, which is managed by us as collateral manager pursuant to a collateral management agreement entered into with the Issuer (the “Collateral Management Agreement”). We have agreed to irrevocably waive all collateral management fees payable to us so long as we are the collateral manager under the Collateral Management Agreement. The Notes are scheduled to mature on July 15, 2037; however, the Notes may be redeemed by the Issuer, at the written direction of (i) a majority of the Subordinated Notes (with the consent of us, in the case of the Secured Notes) or (ii) us, in each case, on any business day on or after July 15, 2026.

As of June 30, 2024, we had outstanding indebtedness under the CLO Transaction of $300.0 million.

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

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at June 30, 2024 is as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
BoA Credit Facility, Net	$383,148,268	$-	$-	$383,148,268	$-
WF Credit Facility, Net	136,717,785	-	-	136,717,785	-
CLO Transaction, Net	300,524,027				300,524,027
Total contractual obligations	$820,390,080	$-	$-	$519,866,053	$300,524,027

Off-Balance Sheet Arrangements

Unfunded commitments to provide funds to portfolio companies are not recorded on our consolidated statements of assets and liabilities. Our unfunded commitments may be significant from time to time. Unfunded commitments may expire without being drawn upon and the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2024 and December 31, 2023, we had twenty-two unfunded commitments totaling $30.0 million and fifteen unfunded commitments totaling $20.1 million, respectively. See “Note 9. Commitments and Contingencies” in the notes to the accompanying consolidated financial statements for specific identification of the unfunded commitments. We believe we maintain sufficient liquidity in the form of cash (including restricted cash, if any), receivables and borrowing capacity to fund these unfunded commitments should the need arise. See Financial Condition, Liquidity and Capital Resources above.

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

Assuming that the consolidated statements of assets and liabilities as of June 30, 2024 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rate.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(3,507,936)	$(2,057,077)	$(1,450,859)
Up 100 basis points	14,022,385	8,228,309	5,794,075
Up 200 basis points	28,042,046	16,456,619	11,585,427
Up 300 basis points	42,034,814	24,684,928	17,349,885

The data in the table are based on our current statements of assets and liabilities. As of June 30, 2024, the Company had $68.2 million in net purchases that had not yet settled and $30.0 million in unfunded commitments. After settlement of these purchases, the change in interest expense will be larger as a result of the increase in the amount borrowed under the BoA Credit Facility, WF Credit Facility or CLO Transaction, as applicable. The table does not include any change in dividend income from our money market investments.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a number of significant risks. In addition to other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 31, 2023. The risks described in our annual report are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the six months ended June 30, 2024 to the risk factors discussed in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 31, 2023.

We are subject to risks associated with forming CLOs.

To finance investments, we have in the past and may in the future securitize certain of our secured loans or other investments, including through the formation of one or more CLOs, such as the CLO Transaction, while retaining all or most of the subordinated notes issued in the securitization. This involves contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers.

In connection with the CLO Transaction (and any other CLO we may form in the future), we depend (or will depend) in part on distributions from the CLO’s assets out of its earnings and cash flows to enable us to make distributions to shareholders. The ability of a CLO to make distributions will be, and in connection with the CLO Transaction is, subject to various limitations, including the terms and covenants of the debt it issues. The Subordinated Notes issued by the Issuer and retained by us are the most junior class of notes issued by the Issuer, are subordinated in priority of payment to the other Notes issued by the Issuer and are subject to certain payment restrictions set forth in the indenture governing the Notes issued by Issuer. Therefore, we only receive cash distributions on the Subordinated Notes if the Issuer has made all cash interest payments to all other Notes it has issued.

Also, a CLO may take actions to retain cash or other assets to satisfy asset coverage requirements or other tests commonly provided for holders of the CLO’s debt, which could impact our ability to receive distributions from the CLO. With respect to the CLO Transaction, if the Issuer does not meet the asset coverage tests or the interest coverage test set forth in the documents governing the CLO Transaction, cash would be diverted from the Subordinated Notes that we hold to first pay the more senior Notes issued by the Issuer in amounts sufficient to cause such tests to be satisfied. If we do not receive cash flow from any such CLO, including in connection with the CLO Transaction, that is necessary to satisfy the annual distribution requirement for maintaining RIC status, and we are unable to obtain cash from other sources necessary to satisfy this requirement, we may not maintain our qualification as a RIC, which would have a material adverse effect on an investment in the shares.

In addition, a decline in the credit quality of loans in a CLO due to poor operating results of the relevant borrower or increases in defaults, among other things, may result in a reduction of earnings and, in turn, cash potentially available for distribution to us for distribution to shareholders. To the extent that any losses are incurred by the CLO in respect of any collateral, including, with respect to the CLO Transaction, the value of the portfolio of loan investments held by the Issuer, such losses will be borne first by us as owner of equity interests in the CLO and, in the case of the CLO Transaction, the value of the Subordinated Notes that we have retained could be reduced at their redemption and could not be paid in full or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Dividend Reinvestment Plan

During the quarter ended June 30, 2024, we issued 35,963 shares of common stock to stockholders in connection with the dividend reinvestment plan.

Company Rule 10b5-1 Stock Repurchase Plan

During the quarter ended June 30, 2024, we repurchased 21,352 shares of our common stock pursuant to the Company Rule 10b5-1 Repurchase Plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs (Dollars in Thousands) (1)
April 1, 2024 through April 30, 2024	17,251	$16.14	17,251	$14,722
May 1, 2024 through May 31, 2024	600	$16.28	17,851	$14,712
June 1, 2024 through June 30, 2024	3,501	$16.57	21,352	$14,654

Total	21,352	$16.22	21,352	$14,654

(1)	Concurrently with the closing of the IPO on January 22, 2024, the Board authorized the Company to enter into the Company Rule 10b5-1 Repurchase Plan to acquire up to $15 million in the aggregate of shares of our common stock, if the market price per share of our common stock is below the most recently reported NAV per share, subject to certain limitations. Under the Company Rule 10b5-1 Stock Repurchase Plan, the agent will increase the volume of purchases made as the price of our common stock declines, subject to volume restrictions. The Company Rule 10b5-1 Repurchase Plan commenced on March 23, 2024 and will terminate upon the earliest to occur of (i) 12 months from the date of the Company Rule 10b5-1 Stock Repurchase Plan, (ii) the end of the trading day on which the aggregate purchase price for all shares purchased under the Company Rule 10b5-1 Stock Repurchase Plan equals $15 million and (iii) the occurrence of certain other events described in the Company Rule 10b5-1 Stock Repurchase Plan.

PSCM Rule 10b5-1 Stock Purchase Plan

Concurrently with the closing of the IPO, PSCM entered into the PSCM Rule 10b5-1 Stock Purchase Plan to permit the purchase of up to $2.5 million shares of our common stock, if the market price per share of our common stock is below the most recently reported NAV per share, subject to certain limitations. The PSCM Rule 10b5-1 Stock Purchase Plan commenced on March 23, 2024 and will terminate upon the earliest to occur of (i) 12 months from the date of the PSCM Rule 10b5-1 Stock Purchase Plan, (ii) the end of the trading day on which the aggregate purchase price for all shares purchased under the PSCM Rule 10b5-1 Stock Purchase Plan equals $2.5 million, and (iii) the occurrence of certain other events described in the PSCM Rule 10b5-1 Stock Purchase Plan.

During the quarter ended June 30, 2024, PSCM did not repurchase any shares of our common stock pursuant to the PSCM Rule 10b5-1 Stock Purchase Plan

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

Exhibit Index

3.1	Form of Articles of Amendment and Restatement (Incorporated by reference to Exhibit 3.1 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56126) filed on January 16, 2020)
3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form 10 (File No. 000-56126) filed on November 27, 2019)
10.1	Note Purchase Agreement, dated as of May 23, 2024, by and among Palmer Square BDC CLO 1, Ltd., as Issuer, Palmer Square BDC CLO 1, LLC, as Co-Issuer, and BofA Securities, Inc., as Initial Purchaser (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 814-01334) filed on May 23, 2024)
10.2	Indenture, dated as of May 23, 2024, by and among Palmer Square BDC CLO 1, Ltd., as Issuer, Palmer Square BDC CLO 1, LLC, as Co-Issuer, and U.S. Bank Trust Company, National Association, as Trustee (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K (File No. 814-01334) filed on May 23, 2024)
10.3	Collateral Management Agreement, dated as of May 23, 2024, by and between Palmer Square BDC CLO 1, Ltd., as Issuer, and Palmer Square Capital BDC Inc., as Collateral Manager (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K (File No. 814-01334) filed on May 23, 2024)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Palmer Square Capital BDC Inc.

Date: August 08, 2024	/s/ Christopher D. Long
	Name:	Christopher D. Long
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: August 08, 2024	/s/ Jeffrey D. Fox
	Name:	Jeffrey D. Fox
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)