Form 10-Q
period 2024-09-30
Palmer Square Capital BDC Inc.
filed 2024-11-05
CIK 1794776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-01334

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

As of November 5, 2024, the registrant had 32,646,563 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Assets and Liabilities

(Unaudited)

	September 30, 2024 (Unaudited)	December 31, 2023
Assets:
Non-controlled, non-affiliated investments, at fair value (amortized cost of $1,433,876,560 and $1,159,135,422, respectively)	$1,389,801,144	$1,108,810,753
Cash and cash equivalents	1,785,799	2,117,109
Receivables:
Receivable for sales of investments	8,647,655	97,141
Receivable for paydowns of investments	840,486	344,509
Due from investment adviser	108,225	1,718,960
Dividend receivable	158,001	301,637
Interest receivable	12,071,303	8,394,509
Prepaid expenses and other assets	139,514	30,100
Total Assets	$1,413,552,127	$1,121,814,718

Liabilities:
Credit facilities (net of deferred financing costs of $5,775,000 and $3,211,510, respectively) (Note 6)	$518,483,459	$641,828,805
Notes (net of deferred financing costs of $1,783,958) (Note 6)	305,928,313	—
Payables:
Payable for investments purchased	26,123,384	14,710,524
Distributions payable	15,333,270	—
Management fee payable	2,424,412	2,252,075
Incentive fee payable	2,229,576	—
Accrued other general and administrative expenses	1,092,558	1,067,921
Total Liabilities	$871,614,972	$659,859,325

Commitments and contingencies (Note 9)

Net Assets:
Common Shares, $0.001 par value; 450,000,000 shares authorized; 32,623,502 and 27,102,794 as of September 30, 2024 and December 31, 2023, respectively issued and outstanding	$32,624	$27,103
Additional paid-in capital	611,482,028	520,663,106
Total distributable earnings (accumulated deficit)	(69,577,497)	(58,734,816)
Total Net Assets	$541,937,155	$461,955,393
Total Liabilities and Net Assets	$1,413,552,127	$1,121,814,718
Net Asset Value Per Common Share	$16.61	$17.04

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$35,775,337	$27,323,754	$104,261,540	$78,943,113
Dividend income	599,667	1,297,090	2,659,394	3,115,974
Payment-in-kind interest income	204,826	—	439,129	—
Other income	726,171	152,846	1,280,377	341,968
Total investment income from non-controlled, non-affiliated investments	37,306,001	28,773,690	108,640,440	82,401,055
Total Investment Income	37,306,001	28,773,690	108,640,440	82,401,055

Expenses:
Incentive fees	2,229,576	—	6,404,282	—
Interest expense	15,670,636	11,500,504	43,846,496	32,697,517
Management fees	2,424,412	2,197,758	7,290,730	6,155,999
Professional fees	318,504	143,560	954,527	562,835
Directors fees	37,705	18,904	112,295	56,096
Other general and administrative expenses	896,437	383,771	2,277,810	1,101,395
Total Expenses	21,577,270	14,244,497	60,886,140	40,573,842
Less: Management fee waiver (Note 3)	—	(274,720)	(50,511)	(769,500)
Net expenses	21,577,270	13,969,777	60,835,629	39,804,342
Net Investment Income (Loss)	15,728,731	14,803,913	47,804,811	42,596,713

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses):
Non-controlled, non-affiliated investments	(7,119,299)	(2,103,618)	(18,267,554)	(2,423,632)
Total net realized gains (losses)	(7,119,299)	(2,103,618)	(18,267,554)	(2,423,632)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(1,054,247)	21,152,793	6,210,881	45,708,992
Total net change in unrealized gains (losses)	(1,054,247)	21,152,793	6,210,881	45,708,992
Total realized and unrealized gains (losses)	(8,173,546)	19,049,175	(12,056,673)	43,285,360

Net Increase (Decrease) in Net Assets Resulting from Operations	$7,555,185	$33,853,088	$35,748,138	$85,882,073

Per Common Share Data:
Basic and diluted net investment income per common share	$0.48	$0.57	$1.48	$1.68
Basic and diluted net increase (decrease) in net assets resulting from operations	$0.23	$1.30	$1.11	$3.39
Weighted Average Common Shares Outstanding - Basic and Diluted	32,613,897	26,016,761	32,260,537	25,359,324

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$15,728,731	$14,803,913	$47,804,811	$42,596,713
Net realized gains (losses) on investments and foreign currency transactions	(7,119,299)	(2,103,618)	(18,267,554)	(2,423,632)
Net change in unrealized gains (losses) on investments, foreign currency translations, and foreign currency exchange contracts	(1,054,247)	21,152,793	6,210,881	45,708,992
Net Increase (Decrease) in Net Assets Resulting from Operations	7,555,185	33,853,088	35,748,138	85,882,073

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(15,333,270)	(28,607,198)	(46,590,819)	(41,790,566)
Net Decrease in Net Assets Resulting from Stockholder Distributions	(15,333,270)	(28,607,198)	(46,590,819)	(41,790,566)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	—	350,000	89,652,500	17,654,225
Shares issued in connection with dividend reinvestment plan (Note 7)	1,075,501	14,734,908	1,668,707	21,670,380
Repurchase of common shares	(150,492)	—	(496,764)	—
Net Increase in Net Assets Resulting from Capital Share Transactions	925,009	15,084,908	90,824,443	39,324,605
Total Increase (Decrease) in Net Assets	(6,853,076)	20,330,798	79,981,762	83,416,112
Net Assets, Beginning of Period	548,790,231	426,528,796	461,955,393	363,443,482
Net Assets, End of Period	$541,937,155	$446,859,594	$541,937,155	$446,859,594

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$35,748,138	$85,882,073
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gains)/losses on investments	18,267,554	2,423,632
Net change in unrealized (gains)/losses on investments	(6,210,881)	(45,708,992)
Net accretion of discount on investments	(1,405,048)	(1,221,531)
Payment-in-kind interest	(439,129)	—
Purchases of short-term investments	(671,362,722)	(460,682,481)
Purchases of portfolio investments	(602,024,188)	(188,402,217)
Proceeds from sale of short-term investments	689,778,454	411,655,942
Proceeds from sale of portfolio investments	292,405,569	194,434,792
Amortization of deferred financing cost	1,133,298	747,093
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in receivable for sales of investments	(8,550,514)	23,462,037
(Increase)/decrease in interest and dividends receivable	(3,533,158)	(1,342,924)
(Increase)/decrease in due from investment adviser	1,610,735	(40,618)
(Increase)/decrease in receivable for paydowns of investments	(495,977)	(146,137)
(Increase)/decrease in prepaid expenses and other assets	(109,414)	(21,880)
Increase/(decrease) in interest payable on credit facilities	6,455,327	2,524,428
Increase/(decrease) in payable for investments purchased	11,412,860	(7,517,068)
Increase/(decrease) in management fees payable	172,337	324,943
Increase/(decrease) in incentive fee payable	2,229,576	—
Increase/(decrease) in accrued other general and administrative expenses	24,637	(234,402)
Net cash provided by (used in) operating activities	(234,892,546)	16,136,690

Cash Flows from Financing Activities:
Borrowings on the credit facilities	211,729,239	16,500,000
Payments on the credit facilities	(331,254,150)	(28,500,000)
Borrowings on the notes	300,000,000	—
Payments of debt issuance costs	(5,480,747)	(32,114)
Distributions paid in cash	(31,257,549)	(19,998,995)
Proceeds from issuance of common shares, net of change in subscriptions receivable	89,652,500	17,654,225
Purchase of common shares for dividend reinvestment plan	1,668,707	—
Repurchase of common shares	(496,764)	—
Net cash provided by (used in) financing activities	234,561,236	(14,376,884)
Net increase/(decrease) in cash and cash equivalents	(331,310)	1,759,806
Cash and cash equivalents, beginning of period	2,117,109	1,650,801
Cash and cash equivalents, end of period	$1,785,799	$3,410,607

Supplemental and Non-Cash Information:
Interest paid during the period	$37,391,169	$30,173,089
Distributions declared during the period	$46,590,819	$41,790,566
Reinvestment of distributions during the period	$—	$21,670,380
Distributions payable	$15,333,270	$7,062,257

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of September 30, 2024

(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Debt Investments
First Lien Senior Secured(2)
888 Holdings PLC (4)(8)	Hotels, Restaurants and Leisure	9.50% (S + 5.25%)	7/8/2028	$7,338,061	$7,175,767	$7,197,389	1.4%
AAdvantage Loyalty IP Ltd. (4)(6)(8)	Insurance	10.29% (S + CSA + 4.75%)	4/20/2028	2,812,500	2,794,618	2,895,693	0.6%
AccentCare, Inc. (8)	Healthcare Providers and Services	9.13% (S + 4.00%)	9/20/2028	5,865,208	5,865,936	5,386,225	1.1%
Accession Risk Management Group, Inc. (6)	Insurance	9.81% (S + 4.75%)	11/1/2029	792,096	772,708	791,105	0.2%
Accession Risk Management Group, Inc. (7)	Insurance	9.53% (S + 4.75%)	11/1/2029	6,082,497	6,020,906	6,074,604	1.2%
Accession Risk Management Group, Inc. (6)(8)	Insurance	9.79% (S + CSA + 4.75%)	11/1/2029	2,750,558	2,750,558	2,747,119	0.6%
Acrisure, LLC (6)(7)(8)	Insurance	8.21% (S + 3.25%)	11/6/2030	6,919,034	6,898,270	6,878,502	1.4%
Ahead DB Holdings, LLC (6)(8)	IT Services	8.10% (S + 3.50%)	2/1/2031	4,458,825	4,418,487	4,470,484	0.9%
Aimbridge Acquisition Co., Inc. (6)(8)	Hotels, Restaurants and Leisure	8.71% (S + CSA + 3.75%)	2/2/2026	8,121,090	7,990,822	7,939,217	1.6%
Albion Financing 3 S.a r.l. (Albion Financing LLC) (4)(6)(8)	Diversified Consumer Services	9.83% (S + CSA + 4.25%)	8/16/2029	2,992,500	2,992,500	3,014,943	0.6%
Alliance Laundry Systems LLC (8)	Machinery	8.35% (S + 3.50%)	8/19/2031	3,000,000	2,985,135	3,007,904	0.6%
Alliant Holdings Intermediate, LLC (8)	Insurance	7.96% (S + 3.00%)	9/19/2031	2,366,714	2,366,678	2,356,134	0.4%
Allied Universal Holdco LLC (8)	Professional Services	8.70% (S + CSA + 3.75%)	5/12/2028	9,766,982	9,749,839	9,682,742	1.8%
Allspring Buyer LLC (6)(8)	Diversified Financial Services	8.63% (S + 4.00%)	11/1/2028	1,488,608	1,485,445	1,489,538	0.3%
American Rock Salt Company LLC (6)(8)	Metals and Mining	9.32% (S + CSA + 4.00%)	6/9/2028	5,809,862	5,805,941	4,801,851	0.9%
American Rock Salt Company LLC (6)	Metals and Mining	12.08% (S + 7.00%)	6/9/2028	704,345	634,546	704,345	0.1%
Amynta Agency Borrower Inc. (Amynta Warranty Borrower Inc.) (8)	Insurance	9.00% (S + 3.75%)	2/28/2028	10,491,160	10,341,191	10,505,114	1.9%
Ankura Consulting Group, LLC (6)(7)	Professional Services	9.56% (S + 4.25%)	3/17/2028	4,378,000	4,378,000	4,397,176	0.8%
AP Gaming I, LLC (4)(7)(8)	Hotels, Restaurants and Leisure	8.60% (S + 3.75%)	2/15/2029	8,307,758	8,223,899	8,358,352	1.5%
Aptean Acquiror Inc. (7)	Software	9.85% (S + 5.00%)	1/30/2031	4,943,570	4,896,027	4,952,376	0.9%
Aptean Acquiror Inc. (6)(7)(8)(11)	Software	9.81% (S + 5.00%)	1/30/2031	12,205	6,554	16,140	0.0%
AQA Acquisition Holding, Inc. (6)(8)	Software	9.76% (S + CSA + 4.25%)	3/3/2028	10,270,953	10,207,727	10,306,285	1.9%
Aramsco, Inc. (6)(7)(8)	Machinery	9.35% (S + 4.75%)	10/10/2030	5,337,535	5,251,954	4,986,450	0.9%
ARC Falcon I Inc. (6)(8)	Chemicals	8.45% (S + CSA + 3.50%)	8/31/2028	7,101,672	7,080,214	7,106,573	1.3%
Aretec Group, Inc. (6)(8)	Diversified Financial Services	8.85% (S + 4.00%)	8/9/2030	8,920,063	8,795,032	8,750,314	1.6%
Aruba Investments, Inc. (8)	Chemicals	8.95% (S + CSA + 4.00%)	10/28/2027	7,953,886	7,918,254	7,926,286	1.5%
Ascend Learning, LLC (6)(8)	Professional Services	8.45% (S + CSA + 3.50%)	11/18/2028	10,270,791	10,208,219	10,235,819	1.9%
Aspire Bakeries Holdings, LLC (8)	Food Products	9.10% (S + 4.25%)	12/13/2030	2,985,000	2,957,687	2,998,686	0.6%
AssuredPartners, Inc (6)(8)	Insurance	8.35% (S + 3.50%)	2/14/2031	9,950,000	9,938,292	9,951,741	1.8%
Asurion, LLC (6)(7)(8)	Insurance	8.21% (S + CSA + 3.25%)	12/23/2026	2,471,626	2,440,172	2,472,441	0.5%
Asurion, LLC (6)(8)	Insurance	8.21% (S + CSA + 3.25%)	7/30/2027	4,961,440	4,930,259	4,900,116	0.9%
Athletico Management, LLC (6)	Healthcare Providers and Services	9.00% (S + CSA + 4.25%)	2/2/2029	7,062,438	7,039,163	5,468,375	1.0%
Autokiniton US Holdings, Inc. (6)(8)	Auto Components	8.96% (S + CSA + 4.00%)	4/6/2028	7,991,304	7,995,108	7,999,415	1.5%
Aveanna Healthcare LLC (4)(6)(7)	Healthcare Providers and Services	8.91% (S + CSA + 3.75%)	6/30/2028	5,057,292	5,027,573	4,951,721	0.9%
Bach Finance Limited (4)(7)(8)	Diversified Consumer Services	8.81% (S + 3.75%)	2/26/2031	1,995,000	1,990,770	2,009,713	0.4%
Barracuda Networks, Inc. (6)(8)	Software	9.81% (S + 4.50%)	8/15/2029	10,346,023	10,117,458	10,083,803	1.9%
B'laster Holdings, LLC (6)(7)(8)	Chemicals	10.55% (S + 5.25%)	10/25/2029	4,400,084	4,317,951	4,363,789	0.8%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of September 30, 2024

(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Boxer Parent Company Inc. (6)(8)	Software	9.01% (S + 3.75%)	7/30/2031	9,950,000	9,906,943	9,942,090	1.8%
Carroll County Energy LLC (6)(8)	Independent Power and Renewable Electricity Producers	8.60% (S + 4.00%)	6/30/2031	4,867,500	4,819,537	4,885,753	0.9%
Castle US Holding Corporation (7)(8)	Professional Services	9.07% (S + CSA + 3.75%)	1/27/2027	1,945,263	1,940,904	1,305,408	0.2%
Castle US Holding Corporation (6)	Professional Services	9.32% (S + CSA + 4.00%)	1/31/2027	5,947,887	5,915,627	3,933,040	0.7%
CCI Buyer, Inc. (8)	Wireless Telecommunication Services	8.60% (S + 4.00%)	12/17/2027	9,651,109	9,645,322	9,649,613	1.8%
CCS-CMGC Holdings, Inc. (6)(9)	Healthcare Providers and Services	10.82% (S + CSA + 5.50%)	10/1/2025	5,258,081	5,170,879	3,336,016	0.6%
CDK Global (7)(8)	Software	7.85% (S + 3.25%)	7/6/2029	3,970,000	3,869,850	3,933,615	0.7%
Cengage Learning Acquisitions, Inc. (fka TL Acquisitions, Inc.) (4)(6)(8)	Diversified Consumer Services	9.54% (S + 4.25%)	3/18/2031	5,970,000	5,927,705	5,990,149	1.1%
Congruex Group LLC (6)(7)(8)	Construction and Engineering	11.15% (S + CSA + 5.75%)	4/28/2029	6,109,375	6,000,099	4,793,568	0.9%
Connectwise LLC (6)(8)	IT Services	8.37% (S + CSA + 3.50%)	9/29/2028	10,757,041	10,747,483	10,762,419	2.0%
Consolidated Communications, Inc. (4)(6)(8)	Diversified Telecommunication Services	8.46% (S + CSA + 3.50%)	10/2/2027	8,428,009	8,024,161	8,229,446	1.5%
ConvergeOne Holdings, Inc. (6)(7)(8)	IT Services	10.77% (S + 5.75%)	6/4/2030	1,737,165	1,701,035	1,737,165	0.3%
Corelogic, Inc. (6)(8)	Internet Software and Services	8.46% (S + CSA + 3.50%)	6/29/2028	9,744,655	9,686,261	9,672,447	1.8%
CP Atlas Buyer, Inc (6)(8)	Building Products	8.70% (S + CSA + 3.75%)	11/23/2027	6,774,967	6,711,212	6,698,071	1.2%
CPM Holdings, Inc. (8)	Machinery	9.70% (S + 4.50%)	9/27/2028	7,989,625	7,943,181	7,604,405	1.4%
Creation Technologies Inc. (4)(6)(8)	Electronic Equipment, Instruments and Components	11.08% (S + CSA + 5.50%)	10/5/2028	9,867,131	9,661,488	9,620,453	1.8%
Crown Subsea Communications Holding, Inc. (6)(8)	Construction and Engineering	9.25% (S + 4.00%)	1/30/2031	5,436,375	5,387,238	5,476,468	1.0%
Curia Global, Inc. (6)(8)	Healthcare Providers and Services	9.10% (S + CSA + 3.75%)	8/30/2026	4,763,887	4,757,530	4,548,393	0.8%
Deerfield Dakota Holding, LLC (8)	Diversified Financial Services	8.35% (S + 3.75%)	4/9/2027	4,787,500	4,756,863	4,696,825	0.9%
Delivery Hero SE (4)(6)(8)	Diversified Consumer Services	10.10% (S + 5.00%)	12/12/2029	5,467,513	5,442,612	5,499,224	1.0%
Delta Topco, Inc. (6)	IT Services	8.20% (S + 3.50%)	11/30/2029	9,975,000	9,950,687	9,971,559	1.8%
DIRECTV Financing, LLC (7)(8)	Media	9.96% (S + CSA + 5.00%)	8/2/2027	2,151,993	2,141,732	2,155,942	0.4%
Dotdash Meredith, Inc. (6)(7)(8)	Media	9.30% (S + CSA + 4.00%)	11/23/2028	10,719,885	10,681,964	10,739,985	2.0%
ECI Software Solutions, Inc. (8)	Software	8.35% (S + 3.75%)	5/31/2030	2,814,240	2,808,278	2,825,694	0.5%
ECL Entertainment, LLC (7)	Hotels, Restaurants and Leisure	8.85% (S + 4.00%)	9/3/2030	4,962,563	4,875,555	4,989,708	0.9%
Edelman Financial Engines Center, LLC, The (8)	Diversified Financial Services	8.10% (S + 3.25%)	4/7/2028	8,733,157	8,689,751	8,726,870	1.6%
Edgewater Generation, L.L.C. (6)(8)	Independent Power and Renewable Electricity Producers	9.10% (S + 4.25%)	8/1/2030	4,500,000	4,455,989	4,545,000	0.8%
EFS Cogen Holdings I, LLC (6)(7)(8)	Independent Power and Renewable Electricity Producers	8.46% (S + CSA + 3.50%)	10/29/2027	6,644,509	6,648,369	6,660,190	1.2%
Endurance International Group, Inc., The (6)(8)	Professional Services	8.81% (S + CSA + 3.50%)	2/10/2028	4,602,918	4,558,274	4,081,384	0.8%
EnergySolutions, LLC (6)(8)	Commercial Services and Supplies	8.35% (S + 3.75%)	9/20/2030	2,829,450	2,798,024	2,852,453	0.5%
Enverus Holdings, Inc. (7)	Software	10.35% (S + 5.50%)	12/22/2029	6,185,135	6,099,348	6,139,579	1.1%
Enverus Holdings, Inc. (7)(12)	Software	10.35% (S + 5.50%)	12/22/2029	30,190	23,989	28,135	0.0%
EP Purchaser, LLC (7)(8)	Professional Services	9.37% (S + CSA + 4.50%)	11/6/2028	4,937,335	4,884,056	4,952,764	0.9%
Epic Crude Services, LP (8)	Energy Equipment and Services	9.96% (S + CSA + 5.00%)	3/2/2026	2,000,000	2,000,000	2,008,750	0.4%
EPIC Y-Grade Services, LP (8)	Energy Equipment and Services	11.07% (S + 5.75%)	6/29/2029	10,000,000	9,765,197	9,985,650	1.8%
Fertitta Entertainment, LLC (8)	Hotels, Restaurants and Leisure	8.85% (S + 3.75%)	1/29/2029	7,312,500	7,291,328	7,300,581	1.3%
Fiesta Purchaser, Inc. (7)(8)	Food Products	8.85% (S + 4.00%)	2/15/2031	4,987,500	4,942,063	4,996,852	0.9%
Filtration Group Corporation (6)(8)	Industrial Conglomerates	8.46% (S + CSA + 3.50%)	10/21/2028	3,939,692	3,907,645	3,945,425	0.7%
First Brands Group, LLC (6)(8)	Auto Components	10.51% (S + CSA + 5.00%)	3/30/2027	8,651,129	8,659,513	8,574,091	1.6%
Flash Charm, Inc. (8)	IT Services	8.75% (S + 3.50%)	3/2/2028	9,650,587	9,626,898	9,474,174	1.7%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of September 30, 2024

(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Flexera Software LLC (8)	Software	8.46% (S + 3.50%)	3/3/2028	8,644,408	8,631,211	8,659,147	1.6%
Forest City Enterprises, L.P. (6)(8)	Real Estate Management and Development	8.46% (S + CSA + 3.50%)	12/8/2025	3,000,000	2,868,811	2,910,000	0.5%
Fugue Finance, LLC (4)(6)(8)	Diversified Consumer Services	9.06% (S + 4.00%)	1/31/2028	3,915,474	3,859,085	3,945,526	0.7%
Gainwell Acquisition Corp. (8)	Healthcare Providers and Services	8.70% (S + CSA + 4.00%)	10/1/2027	8,719,850	8,612,597	8,322,007	1.5%
Galway Borrower LLC (7)(13)(14)	Insurance	9.78% (S + 4.50%)	9/29/2028	146,789	104,407	117,201	0.0%
Garda World Security Corporation (4)(7)(8)	Diversified Consumer Services	8.29% (S + 3.50%)	2/1/2029	9,849,497	9,644,739	9,860,577	1.8%
Genuine Financial Holdings LLC (6)(8)	Professional Services	8.85% (S + 4.00%)	9/27/2030	10,411,128	10,361,138	10,359,072	1.9%
Global Medical Response, Inc. (6)(8)	Healthcare Providers and Services	10.46% (S + 4.75%)	10/31/2028	9,048,023	9,028,379	9,010,564	1.7%
Gloves Buyer, Inc. (6)(8)	Industrial Conglomerates	8.96% (S + CSA + 4.00%)	1/20/2028	3,969,225	3,969,225	3,961,803	0.7%
Great Outdoors Group, LLC (8)	Specialty Retail	8.71% (S + CSA + 3.75%)	3/6/2028	6,883,484	6,866,921	6,891,365	1.3%
Grinding Media Inc. (8)	Metals and Mining	9.57% (S + CSA + 4.00%)	9/21/2028	10,806,509	10,775,745	10,806,509	2.0%
GS AcquisitionCo, Inc. (6)(7)(8)	Software	9.85% (S + 5.25%)	5/25/2028	3,207,282	3,203,706	3,182,675	0.6%
GS AcquisitionCo, Inc. (6)(7)(8)(14)	Software	9.85% (S + 5.25%)	5/25/2028	155,556	150,301	146,630	0.0%
HAH Group Holding Company LLC (6)(8)	Healthcare Providers and Services	9.86% (S + 4.75%)	9/17/2031	10,212,609	10,087,531	10,099,352	1.9%
Hamilton Projects Acquiror, LLC (6)(7)	Electric Utilities	8.60% (S + 3.75%)	6/2/2031	7,980,000	7,960,546	8,047,830	1.5%
Helios Software Holdings, Inc. (4)(7)(8)	Diversified Financial Services	8.35% (S + 3.75%)	7/18/2030	3,851,786	3,771,986	3,842,156	0.7%
Help/Systems Holdings, Inc. (7)(8)	Software	8.95% (S + 4.00%)	11/19/2026	6,726,054	6,705,234	6,431,789	1.2%
Idemia Group S.A.S. (4)(6)(8)	Internet Software and Services	8.85% (S + 4.25%)	9/30/2028	6,965,000	6,986,379	6,994,392	1.3%
IMA Financial Group, Inc. (6)(7)(8)	Insurance	8.10% (S + 3.25%)	10/16/2028	4,875,281	4,861,130	4,873,770	0.9%
Imagefirst Holdings, LLC (7)	Healthcare Providers and Services	8.85% (S + 4.25%)	4/27/2028	6,929,736	6,831,349	6,912,411	1.3%
Inception Finco S.a r.l. (4)(6)(7)(8)	Healthcare Providers and Services	9.10% (S + 4.50%)	4/18/2031	3,990,000	3,970,442	4,022,419	0.7%
Indicor, LLC (7)(8)	Software	7.85% (S + 3.25%)	11/22/2029	3,940,300	3,827,417	3,951,904	0.7%
Ineos US Finance LLC (4)(7)(8)	Chemicals	8.60% (S + 3.75%)	1/30/2031	4,987,500	4,941,707	4,999,345	0.9%
Infinite Bidco, LLC (8)	Electronic Equipment, Instruments and Components	9.26% (S + 3.75%)	3/2/2028	6,297,751	6,266,122	6,127,176	1.1%
Infinite Bidco, LLC (6)(8)	Electronic Equipment, Instruments and Components	11.64% (S + CSA + 6.25%)	3/2/2028	2,947,500	2,942,011	2,947,500	0.5%
Inmar, Inc. (7)(8)	Professional Services	10.10% (S + 5.50%)	5/1/2026	7,723,900	7,550,874	7,747,728	1.4%
Invenergy Thermal Operating I LLC (6)(8)	Independent Power and Renewable Electricity Producers	9.19% (S + CSA + 4.50%)	8/14/2029	4,088,320	4,036,811	4,139,424	0.8%
Invenergy Thermal Operating I LLC (8)	Independent Power and Renewable Electricity Producers	9.19% (S + CSA + 4.25%)	8/14/2029	387,823	382,972	392,670	0.1%
Ivanti Software, Inc. (6)(7)(8)	Software	9.57% (S + CSA + 4.00%)	12/1/2027	965,000	964,139	809,394	0.1%
Ivanti Software, Inc. (6)(8)	Software	9.83% (S + CSA + 4.25%)	12/1/2027	8,785,358	8,682,901	7,488,903	1.4%
IVC Acquistion, Ltd. (4)(8)	Professional Services	9.39% (S + 4.75%)	12/12/2028	7,578,897	7,496,591	7,599,436	1.4%
Jack Ohio Finance LLC (6)(7)(8)	Hotels, Restaurants and Leisure	9.71% (S + CSA + 4.75%)	10/31/2028	4,855,526	4,858,626	4,870,699	0.9%
Kestrel Acquisition, LLC (6)(8)	Independent Power and Renewable Electricity Producers	9.21% (S + CSA + 4.25%)	5/2/2025	14,228,158	14,104,428	14,244,805	2.6%
Kleopatra Finco S.a.r.l (4)(8)	Containers and Packaging	9.72% (S + CSA + 4.73%)	2/4/2026	1,930,000	1,929,238	1,822,779	0.3%
LBM Acquisition, LLC (6)(8)	Building Products	8.97% (S + CSA + 3.75%)	6/6/2031	10,513,336	10,410,890	10,326,619	1.9%
Leia Finco US LLC (7)(8)	Software	7.89% (S + 3.25%)	7/2/2031	10,000,000	9,950,000	9,858,300	1.8%
Lifescan Global Corporation (6)(7)(8)	Healthcare Equipment and Supplies	11.73% (S + CSA + 6.50%)	12/31/2026	5,038,311	5,030,881	2,097,197	0.4%
Lightstone Holdco LLC (6)(8)	Independent Power and Renewable Electricity Producers	11.00% (S + 5.75%)	2/1/2027	13,857,227	13,317,812	14,081,160	2.6%
Lightstone Holdco LLC (8)	Independent Power and Renewable Electricity Producers	11.00% (S + 5.75%)	2/1/2027	783,813	753,342	796,480	0.1%
LogMeIn, Inc. (6)	IT Services	9.97% (S + CSA + 4.75%)	4/28/2028	4,120,512	4,091,158	3,426,473	0.6%
LogMeIn, Inc. (6)(7)(8)	IT Services	9.97% (S + CSA + 4.75%)	4/28/2028	4,120,512	4,088,295	1,444,754	0.3%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of September 30, 2024

(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Logrhythm, Inc. (7)	IT Services	12.10% (S + 7.50%)	7/2/2029	6,363,636	6,363,636	6,153,619	1.1%
Magenta Security Holdings LLC (6)(8)	Software	12.13% (S + CSA + 6.75%)	7/27/2028	641,850	638,291	610,091	0.1%
Magenta Security Holdings LLC (6)(7)	Software	12.12% (S + 7.00%)	7/27/2028	1,138,010	1,133,267	797,745	0.1%
Magenta Security Holdings LLC (6)(8)	Software	11.37% (S + 6.25%)	7/27/2028	6,016,578	5,997,426	1,820,015	0.3%
Magenta Security Holdings LLC (6)	Software	11.37% (S + 6.25%)	7/27/2028	949,963	938,258	968,963	0.2%
Maverick 1, LLC (6)(8)	Software	9.76% (S + CSA + 4.25%)	5/18/2028	4,937,500	4,747,224	4,937,525	0.9%
Max US Bidco Inc. (6)	Food Products	9.85% (S + 5.00%)	10/3/2030	5,696,375	5,438,891	5,413,208	1.0%
Medical Solutions Holdings, Inc. (6)(8)	Healthcare Providers and Services	8.85% (S + CSA + 3.50%)	11/1/2028	7,856,391	7,596,675	6,027,816	1.1%
Michael Baker International, LLC (7)	Construction and Engineering	9.60% (S + 4.75%)	12/1/2028	6,094,102	6,055,408	6,132,190	1.1%
Micro Holding Corp. (6)(8)	IT Services	9.10% (S + 4.25%)	5/3/2028	9,712,893	9,504,928	9,662,920	1.8%
Midwest Veterinary Partners, LLC (7)(8)	Healthcare Providers and Services	8.87% (S + 3.75%)	4/27/2028	12,484,336	12,431,424	12,501,252	2.3%
Minotaur Acquisition, Inc. (6)(8)	Diversified Financial Services	9.85% (S + 5.00%)	5/10/2030	1,162,791	1,162,791	1,136,682	0.2%
Minotaur Acquisition, Inc. (6)(7)(8)	Diversified Financial Services	9.85% (S + 5.00%)	5/10/2030	6,976,744	6,976,744	6,821,643	1.3%
Mitchell International, Inc. (6)(8)	Software	8.10% (S + 3.25%)	6/17/2031	5,000,000	4,975,514	4,932,725	0.9%
MLN US HoldCo LLC (6)(9)	Diversified Telecommunication Services	9.41% (S + CSA + 4.50%)	12/31/2025	4,056,188	4,029,658	243,371	0.0%
Momentive Performance Materials USA, LLC (6)(8)	Chemicals	9.35% (S + 4.50%)	3/29/2028	3,816,875	3,700,145	3,834,356	0.7%
Motion Acquisition Limited (4)(6)	Hotels, Restaurants and Leisure	8.10% (S + 3.50%)	11/12/2029	3,482,522	3,465,742	3,355,845	0.6%
MRI Software LLC (7)	Software	9.35% (S + 4.75%)	2/10/2027	6,360,687	6,308,530	6,296,093	1.2%
NAPA Management Services Corporation (6)(8)	Healthcare Providers and Services	10.20% (S + CSA + 5.25%)	2/23/2029	9,787,264	9,651,379	9,244,903	1.7%
Natgasoline LLC (8)	Chemicals	9.02% (S + CSA + 3.50%)	10/31/2025	4,371,386	4,348,416	4,349,529	0.8%
National Mentor Holdings, Inc. (6)(8)	Healthcare Providers and Services	8.65% (S + CSA + 3.75%)	2/18/2028	8,971,469	8,957,164	8,650,291	1.6%
National Mentor Holdings, Inc. (6)(8)	Healthcare Providers and Services	8.45% (S + CSA + 3.75%)	2/18/2028	291,993	291,492	281,540	0.1%
Nexus Buyer LLC (6)(8)	Diversified Financial Services	8.85% (S + 4.00%)	7/31/2031	9,975,000	9,753,028	9,905,624	1.8%
Nielsen Consumer Inc. (6)(8)	Media	9.60% (S + 4.75%)	3/6/2028	12,749,979	12,134,507	12,728,750	2.3%
Northstar Group Services, Inc. (6)(7)(8)	Construction and Engineering	10.01% (S + 4.75%)	5/8/2030	7,331,625	7,296,177	7,374,002	1.4%
NSM Top Holdings Corp. (6)(8)	Healthcare Equipment and Supplies	9.95% (S + CSA + 5.25%)	5/14/2029	6,860,051	6,838,497	6,885,982	1.3%
Nvent Electric Public Limited Company (4)(7)(8)	Electrical Equipment	8.70% (S + 3.50%)	9/12/2031	2,000,000	1,990,000	2,000,420	0.4%
OMNIA Partners, LLC (6)(8)	Professional Services	8.53% (S + 3.25%)	7/25/2030	5,581,000	5,593,535	5,603,910	1.0%
OneDigital Borrower LLC (6)	Insurance	8.10% (S + 3.25%)	6/13/2031	7,980,000	7,941,051	7,926,813	1.5%
Ontario Gaming GTA Limited Partnership (4)(6)(8)	Hotels, Restaurants and Leisure	8.89% (S + 4.25%)	8/1/2030	4,962,500	4,938,962	4,964,038	0.9%
Orchid Merger Sub II, LLC (4)(6)	Software	9.70% (S + CSA + 4.75%)	7/27/2027	3,901,262	3,780,056	2,477,302	0.5%
Oregon Clean Energy, LLC (6)(8)	Independent Power and Renewable Electricity Producers	8.60% (S + 4.00%)	6/26/2030	2,350,012	2,338,506	2,364,288	0.4%
Osmosis Buyer Limited (6)(8)	Food Products	8.70% (S + 3.50%)	7/31/2028	10,530,772	10,531,878	10,530,245	1.9%
Outcomes Group Holdings, Inc. (6)(8)	Healthcare Providers and Services	9.10% (S + 4.25%)	5/6/2031	4,538,625	4,518,448	4,571,258	0.8%
Padagis, LLC (6)(7)(8)	Pharmaceuticals	10.33% (S + CSA + 4.75%)	7/31/2028	9,088,235	9,013,668	8,497,500	1.6%
Patriot Growth Insurance Services, LLC (7)(8)(15)	Insurance	10.35% (S + 5.75%)	10/14/2028	2,166,125	2,098,991	2,117,433	0.4%
Peraton Corp. (6)(8)	Aerospace and Defense	8.70% (S + CSA + 3.75%)	2/1/2028	8,709,177	8,719,194	8,399,827	1.5%
Planet US Buyer LLC (6)(8)	Professional Services	8.60% (S + 3.50%)	2/7/2031	2,992,500	2,986,299	3,001,478	0.6%
Plano Holdco, Inc. (6)(8)	Diversified Financial Services	8.09% (S + 3.50%)	8/30/2031	5,000,000	4,975,000	5,012,500	0.9%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of September 30, 2024

(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Pluto Acquisition I, Inc. (6)(8)	Healthcare Providers and Services	10.35% (S + CSA + 5.50%)	6/20/2028	1,331,311	1,331,311	1,351,280	0.2%
PMHC II Inc. (6)(8)	Chemicals	9.70% (S + CSA + 4.25%)	4/23/2029	10,943,760	10,771,974	10,698,565	2.0%
Prairie ECI Acquiror LP (7)(8)	Oil, Gas and Consumable Fuels	9.60% (S + 4.75%)	8/1/2029	12,066,037	11,962,343	12,067,726	2.2%
Precisely Software Incorporated (6)(7)(8)	IT Services	9.51% (S + CSA + 4.00%)	4/24/2028	10,692,327	10,671,092	10,438,438	1.9%
Pretium PKG Holdings, Inc. (6)	Containers and Packaging	10.25% (S + 5.00%)	10/2/2028	1,512,581	1,467,092	1,543,310	0.3%
Project Alpha Intermediate Holding, Inc. (8)	Software	9.00% (S + 3.75%)	10/28/2030	9,950,000	9,813,950	9,983,333	1.8%
Project Boost Purchaser, LLC (8)	Professional Services	8.79% (S + 3.50%)	7/16/2031	10,793,890	10,797,359	10,801,554	2.0%
Prometric Holdings, Inc. (8)	Diversified Consumer Services	9.71% (S + CSA + 4.75%)	1/31/2028	5,663,875	5,578,140	5,706,354	1.1%
PS Holdco, LLC (6)(8)	Road and Rail	9.21% (S + CSA + 4.25%)	10/31/2028	8,815,672	8,815,728	8,864,334	1.6%
PT Intermediate Holdings III, LLC (6)(7)	Machinery	9.60% (S + 3.25%)	4/9/2030	9,748,550	9,691,507	9,748,550	1.8%
Radiology Partners, Inc. (6)(8)	Healthcare Providers and Services	8.88% (S + CSA + 3.50%)	1/31/2029	5,353,179	5,351,041	5,259,525	1.0%
RC Buyer, Inc. (6)(8)	Auto Components	8.46% (S + CSA + 3.50%)	7/28/2028	2,036,823	2,034,252	2,041,406	0.4%
RealPage, Inc. (6)(8)	Real Estate Management and Development	7.96% (S + CSA + 3.00%)	4/24/2028	6,790,000	6,785,718	6,599,880	1.2%
RealTruck Group, Inc. (6)	Auto Components	8.46% (S + CSA + 3.50%)	1/20/2028	6,856,337	6,854,617	6,757,126	1.2%
RealTruck Group, Inc. (6)(7)	Auto Components	9.96% (S + CSA + 5.00%)	1/31/2028	1,990,000	1,949,762	1,982,846	0.4%
Red Planet Borrower, LLC (7)(8)	Internet Software and Services	8.45% (S + CSA + 3.50%)	10/2/2028	10,488,900	10,415,071	10,233,286	1.9%
Redstone Holdco 2 LP (6)(7)	IT Services	10.26% (S + CSA + 4.75%)	4/14/2028	4,892,258	4,871,947	3,764,739	0.7%
Refresco (4)(7)(8)	Food Products	8.87% (S + 3.75%)	7/12/2029	4,912,875	4,897,628	4,926,705	0.9%
Renaissance Holding Corp. (6)(7)(8)	Software	9.10% (S + 4.25%)	4/8/2030	11,644,795	11,514,300	11,653,412	2.2%
Restoration Hardware, Inc. (4)(8)	Household Durables	8.20% (S + CSA + 3.25%)	10/20/2028	4,962,025	4,855,488	4,837,206	0.9%
Rocket Software, Inc. (6)(7)(8)	Software	9.60% (S + 4.75%)	11/28/2028	11,259,919	11,039,765	11,284,972	2.1%
Rohm Holding GmbH (4)(6)(8)	Chemicals	10.84% (S + 5.50%)	1/31/2029	8,689,955	8,682,364	8,212,008	1.5%
Runner Buyer Inc. (7)	Household Durables	10.67% (S + CSA + 5.50%)	10/20/2028	4,875,000	4,844,970	2,413,125	0.4%
Ryan, LLC (7)	Professional Services	8.35% (S + 3.50%)	11/8/2030	4,861,286	4,774,119	4,809,761	0.9%
Simon & Schuster, Inc. (8)	Media	9.26% (S + 4.00%)	10/30/2030	1,990,000	1,972,664	1,989,164	0.4%
Sitel Group (4)(6)(8)	IT Services	8.71% (S + CSA + 3.75%)	8/28/2028	2,992,288	2,289,535	1,987,074	0.4%
Sovos Compliance, LLC (6)(7)(8)	Software	9.46% (S + CSA + 4.50%)	7/28/2028	3,892,945	3,890,436	3,896,274	0.7%
Specialty Building Products Holdings, LLC (6)(8)	Building Products	8.70% (S + CSA + 3.75%)	10/5/2028	9,750,000	9,739,800	9,700,129	1.8%
Summer BC Holdco B LLC (4)(6)(8)	Media	9.86% (S + CSA + 5.00%)	2/12/2029	9,813,344	9,762,076	9,893,126	1.8%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of September 30, 2024

(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Talen Energy Supply, LLC (4)(6)(8)	Independent Power and Renewable Electricity Producers	8.60% (S + 3.50%)	5/17/2030	2,181,905	2,125,912	2,191,320	0.4%
Talen Energy Supply, LLC (4)(7)(8)	Independent Power and Renewable Electricity Producers	8.60% (S + 3.50%)	5/17/2030	1,790,476	1,744,036	1,798,202	0.3%
Tank Holding Corp. (6)	Containers and Packaging	10.25% (S + CSA + 5.75%)	3/31/2028	2,468,434	2,428,293	2,433,568	0.4%
Tank Holding Corp. (6)	Containers and Packaging	10.95% (S + CSA + 6.00%)	3/31/2028	2,068,500	2,035,178	2,043,502	0.4%
Tank Holding Corp. (6)(16)	Containers and Packaging	10.95% (S + 6.00%)	3/31/2028	401,205	387,234	390,374	0.1%
Tecta America Corp. (8)	Construction and Engineering	8.96% (S + CSA + 4.00%)	4/6/2028	8,432,564	8,421,799	8,482,611	1.6%
Thryv, Inc. (4)(6)	Professional Services	11.60% (S + 6.75%)	5/1/2029	6,800,000	6,734,931	6,907,678	1.3%
Titan US Finco, LLC (4)(6)(7)(8)	Media	8.87% (S + CSA + 4.00%)	10/6/2028	5,850,000	5,841,459	5,875,623	1.1%
Tosca Services, LLC (8)	Containers and Packaging	9.83% (S + 5.50%)	11/30/2028	1,339,595	1,339,595	1,356,340	0.3%
Tosca Services, LLC (6)(8)	Containers and Packaging	9.01% (S + 3.50%)	8/18/2027	6,793,990	6,758,946	5,823,027	1.1%
Transnetwork, LLC (7)(8)	Diversified Financial Services	10.10% (S + 5.50%)	12/29/2030	5,161,000	5,078,321	5,225,513	1.0%
U.S. Renal Care, Inc. (8)	Healthcare Providers and Services	9.96% (S + CSA + 5.00%)	6/20/2028	7,777,874	7,702,209	7,120,644	1.3%
UKG Inc. (6)(8)	Software	8.55% (S + 3.25%)	2/10/2031	7,955,063	7,891,660	7,965,006	1.5%
US Radiology Specialists, Inc. (6)(8)	Healthcare Providers and Services	9.35% (S + 4.75%)	12/15/2027	12,481,706	12,427,582	12,512,911	2.3%
USIC Holdings, Inc. (6)(7)(8)	Construction and Engineering	10.35% (S + 5.50%)	9/10/2031	2,528,999	2,504,169	2,502,128	0.5%
USIC Holdings, Inc. (6)(7)(8)(17)	Construction and Engineering	10.35% (S + 5.25%)	9/10/2031	3,864	3,864	2,279	0.0%
USIC Holdings, Inc. (6)(7)(8)(18)	Construction and Engineering	10.36% (S + 5.25%)	9/10/2031	156,338	156,338	150,279	0.0%
Veracode (6)(8)	Software	9.85% (S + CSA + 4.50%)	4/20/2029	8,624,000	8,593,831	7,710,417	1.4%
VeriFone Systems, Inc. (6)	Commercial Services and Supplies	9.33% (S + CSA + 4.00%)	8/20/2025	9,093,241	8,962,040	8,369,192	1.5%
Vocus Group DD T/L (4)(8)	Diversified Telecommunication Services	8.77% (S + CSA + 3.50%)	7/20/2028	1,960,000	1,945,794	1,962,205	0.4%
WarHorse Gaming, LLC (6)	Hotels, Restaurants and Leisure	14.20% (S + CSA + 9.25%)	6/30/2028	5,000,000	4,822,047	5,200,000	1.0%
Waterbridge NDB Operating LLC (6)	Energy Equipment and Services	9.60% (S + 4.50%)	5/7/2029	5,000,000	4,952,595	4,997,675	0.9%
Watlow Electric Manufacturing Company (8)	Electrical Equipment	9.26% (S + CSA + 3.75%)	3/2/2028	7,830,649	7,827,727	7,863,498	1.5%
WestJet Loyalty LP (4)(8)	Airlines	8.35% (S + 3.75%)	2/14/2031	4,975,000	4,928,701	4,930,424	0.9%
Xplor T1, LLC	Professional Services	8.85% (S + 4.25%)	6/13/2031	7,250,000	7,214,551	7,286,250	1.3%
Zayo Group Holdings, Inc. (8)	Software	9.10% (S + 4.25%)	3/9/2027	1,994,885	1,862,268	1,844,401	0.3%
Zegona Holdco Limited (4)(8)	Diversified Telecommunication Services	9.40% (S + 4.25%)	7/17/2029	7,000,000	6,930,951	7,000,000	1.3%
Total First Lien Senior Secured				1,254,340,617	1,241,680,207	1,209,941,742	223.3%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of September 30, 2024

(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Second Lien Senior Secured(2)
American Rock Salt Company LLC (6)(8)	Metals and Mining	12.57% (S + CSA + 7.25%)	6/4/2029	2,750,000	2,768,701	2,100,313	0.5%
ARC Falcon I Inc. (6)(8)	Chemicals	11.95% (S + CSA + 7.00%)	9/24/2029	4,677,315	4,497,089	4,384,983	0.8%
Aruba Investments, Inc. (6)(8)	Chemicals	12.70% (S + CSA + 7.75%)	10/27/2028	3,350,000	3,319,375	3,200,640	0.6%
Asurion, LLC (8)	Insurance	10.21% (S + CSA + 5.25%)	1/19/2029	9,000,000	8,851,618	8,351,010	1.5%
Barracuda Networks, Inc. (6)(7)	Software	12.31% (S + 7.00%)	8/15/2030	4,000,000	3,882,590	3,608,000	0.7%
DCert Buyer, Inc. (6)(8)	IT Services	11.85% (S + 7.00%)	2/19/2029	1,500,000	1,499,366	1,302,863	0.2%
Delta Topco, Inc. (6)(8)	IT Services	9.95% (S + 5.25%)	12/24/2030	4,500,000	4,478,738	4,535,640	0.8%
Edelman Financial Engines Center, LLC, The (6)(8)	Diversified Financial Services	10.10% (S + 5.25%)	10/20/2028	2,500,000	2,493,974	2,498,963	0.5%
First Brands Group, LLC (6)(8)	Auto Components	14.01% (S + CSA + 8.50%)	3/24/2028	3,000,000	2,986,601	2,857,500	0.5%
Flash Charm, Inc. (6)	IT Services	12.15% (S + CSA + 6.75%)	2/5/2029	3,353,659	3,367,502	3,274,009	0.6%
Gainwell Acquisition Corp. (6)(8)	Healthcare Providers and Services	13.41% (S + CSA + 8.00%)	10/2/2028	5,400,000	5,241,776	4,536,000	0.8%
Help/Systems Holdings, Inc. (6)(7)	Software	11.70% (S + CSA + 6.75%)	11/19/2027	3,656,217	3,658,584	3,153,487	0.6%
Infinite Bidco, LLC (6)(8)	Electronic Equipment, Instruments and Components	12.51% (S + 7.00%)	2/24/2029	2,729,999	2,727,101	2,311,408	0.4%
Ivanti Software, Inc. (6)	Software	12.83% (S + CSA + 7.25%)	12/1/2028	3,000,000	3,008,574	1,939,995	0.4%
Mitchell International, Inc. (6)(8)	Software	10.10% (S + 5.25%)	6/7/2032	7,500,000	7,463,254	7,384,388	1.4%
Nexus Buyer LLC (6)	Diversified Financial Services	11.20% (S + CSA + 6.25%)	11/1/2029	5,000,000	4,954,620	4,990,625	0.9%
OneDigital Borrower LLC (7)(8)	Insurance	10.10% (S + 5.25%)	7/2/2032	5,000,000	4,975,624	4,962,500	0.9%
Peraton Corp. (6)	Aerospace and Defense	12.97% (S + CSA + 7.75%)	2/26/2029	2,898,876	2,943,997	2,729,480	0.5%
Pretium PKG Holdings, Inc. (6)	Containers and Packaging	12.07% (S + 6.75%)	9/30/2029	2,000,000	1,985,876	810,000	0.1%
Pretium PKG Holdings, Inc. (6)(8)	Containers and Packaging	9.84% (S + 3.20%)	10/2/2028	5,583,371	5,547,399	4,499,248	0.8%
Project Boost Purchaser, LLC (6)(8)	Professional Services	10.54% (S + 5.25%)	7/16/2032	2,500,000	2,487,695	2,508,325	0.5%
RealPage, Inc. (6)(8)	Real Estate Management and Development	11.46% (S + CSA + 6.50%)	4/23/2029	5,000,000	4,932,142	4,825,000	0.9%
Vision Solutions, Inc. (8)	IT Services	12.76% (S + CSA + 7.25%)	4/23/2029	5,500,000	5,442,213	5,180,313	1.0%
Total Second Lien Senior Secured				94,399,437	93,514,409	85,944,690	15.9%
Corporate Bonds
Altice Financing S.A. (4)(6)	Diversified Telecommunication Services	5.00%	1/15/2028	3,000,000	2,670,262	2,550,000	0.5%
KOBE US Midco 2 Inc (6)	Chemicals	NA	11/1/2026	2,094,750	2,085,566	1,754,353	0.3%
Total Corporate Bonds				5,094,750	4,755,828	4,304,353	0.8%
Total Debt Investments				$1,353,834,804	$1,339,950,444	$1,300,190,785	240.0%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of September 30, 2024

(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
CLO Mezzanine(2)
522 Funding CLO 2020-6, Ltd. (4)(6)(8)	Structured Note	13.58% (S + 8.04%)	10/23/2034	2,800,000	2,735,245	2,613,806	0.4%
APID 2016-24A (4)(6)(8)	Structured Note	11.34% (S + 5.80%)	10/20/2030	2,200,000	2,139,727	2,189,249	0.3%
ARES 2019-53A (4)(6)	Structured Note	12.39% (S + 6.85%)	4/24/2031	2,500,000	2,505,764	2,514,520	0.5%
Carlyle US CLO 2020-2, Ltd (4)(6)(8)	Structured Note	14.08% (S + 8.53%)	1/25/2035	4,000,000	3,905,702	3,728,691	0.7%
CIFC 2018-4A (4)(6)(8)	Structured Note	11.45% (S + 5.90%)	10/17/2031	2,900,000	2,886,580	2,891,313	0.5%
CIFC 2023-2A (4)(6)	Structured Note	13.25% (S + 7.97%)	1/21/2037	2,700,000	2,768,197	2,820,531	0.5%
GLM 2021-9A FR (4)(6)(8)	Structured Note	13.74% (S + 8.46%)	4/20/2037	3,000,000	2,913,072	3,024,591	0.6%
GoldenTree Loan Management US 2020-7A (4)(6)(8)	Structured Note	13.29% (S + 7.75%)	4/20/2034	2,000,000	1,911,550	1,930,455	0.4%
GOST 2024-1A E (4)(6)	Structured Note	11.78% (S + 6.50%)	4/20/2033	2,500,000	2,500,000	2,505,227	0.5%
HLM 2023-18A (4)(6)(8)	Structured Note	14.25% (S + 8.97%)	7/20/2036	3,400,000	3,549,580	3,563,210	0.7%
MUZ88 2022-1A (4)(6)(8)	Structured Note	13.35% (S + 8.05%)	10/15/2037	3,000,000	3,060,923	3,042,882	0.6%
Thayer Park CLO, Ltd. (4)(6)(8)	Structured Note	14.41% (S + 8.87%)	4/20/2034	1,300,000	1,268,309	1,235,753	0.2%
Total CLO Mezzanine				32,300,000	32,144,649	32,060,228	5.9%
CLO Equity
Babson CLO 2018-4A, Ltd. (4)(6)(8)	Structured Subordinated Note	NA	10/15/2030	4,000,000	1,502,975	1,252,675	0.2%
Dryden 86 CLO, Ltd. (4)(6)(8)	Structured Subordinated Note	NA	7/17/2030	6,000,000	3,936,517	2,713,110	0.5%
HPS Loan Management 12-2018, Ltd. (4)(6)(8)	Structured Subordinated Note	NA	7/18/2031	7,500,000	1,674,633	1,498,157	0.3%
Long Point Park CLO, Ltd. (4)(6)(7)	Structured Subordinated Note	NA	1/17/2030	6,358,000	2,316,242	1,398,760	0.3%
Regatta XII Funding Ltd. (4)(6)	Structured Subordinated Note	NA	10/15/2032	6,000,000	3,683,653	2,905,800	0.5%
Signal Peak CLO, LLC (4)(6)(7)(8)	Structured Subordinated Note	NA	10/26/2034	5,000,000	2,061,981	1,175,000	0.2%
Stratus CLO Series 2021-1A (4)(6)(7)	Structured Subordinated Note	NA	12/29/2029	2,000,000	—	1,200	0.0%
Total CLO Equity				36,858,000	15,176,001	10,944,702	2.0%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of September 30, 2024

(Unaudited)

		Number of Shares	Cost	Fair Value	Percentage of Net Assets
Equity Investments
PVKG Investments Holdings Inc (4)(6)	IT Services	89,288	1,258,194	1,258,157	0.2%
Total Equity Investments		89,288	1,258,194	1,258,157	0.2%
Total Equity and Other Investments		69,247,288	$48,578,844	$44,263,087	8.1%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of September 30, 2024

(Unaudited)

	Number of Shares	Cost	Fair Value	Percentage of Net Assets
Short-Term Investments
Fidelity Investments Money Market Government Portfolio - Institutional Class, 4.87% (10)	23,117,081	23,117,081	23,117,081	4.3%
Morgan Stanley Liquidity Funds US Dollar Treasury Liquidity Fund - Institutional Class, 4.73% (10)	22,230,191	22,230,191	22,230,191	4.1%
Total Short-Term Investments	45,347,272	$45,347,272	$45,347,272	8.4%
Total Investments		$1,433,876,560	$1,389,801,144	256.5%
Liabilities in Excess of Other Assets			(847,863,989)	(156.5)%
Net Assets			$541,937,155	100.0%

(1)
The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(2)
Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), the Secured Overnight Financing Rate (“SOFR” or “S”), SOFR + Credit Spread Adjustment (S+CSA), where the Credit Spread Adjustment is a defined additional spread amount based on the tenor of SOFR the borrower selects, the Euro Interbank Offered Rate (“Euribor” or “E”), the U.S. Prime Rate (“P”), or an alternate base rate (which can include the Federal Funds Effective Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. For the holdings as of September 30, 2024 that have S+CSA as the base rate, the credit spread adjustment ranges from 0.4 bps to 42.8 bps.
(3)
As of September 30, 2024, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
(4)
Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2024, 15.6% of the Company’s total assets were in non-qualifying investments.
(5)
As of September 30, 2024, the tax cost of the Company’s investments approximates their amortized cost.
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
(9)
Loan was on non-accrual status as of September 30, 2024.
(10)
7-day effective yield as of September 30, 2024.
(11)
Of the $607,672.89 commitment to Aptean Inc., $595,468.34 was unfunded as of September 30, 2024.
(12)
Of the $472,972.96 commitment to Enverus Holdings, Inc., $442,783.20 was unfunded as of September 30, 2024.
(13)
Of the $559,500 commitment to Galway Borrower LLC, $412,711.03 was unfunded as of September 30, 2024.
(14)
Of the $1,200,000 commitment to GS AcquistionCo Inc., $1,044,444.44 was unfunded as of September 30, 2024.
(15)
Of the $4,997,125 commitment to Patriot Growth Insurance Services, LLC, $2,831,000 was unfunded as of September 30, 2024.
(16)
Of the $896,205 commitment to Tank Holding Corp., $495,000 was unfunded as of September 30, 2024.
(17)
Of the $149,128.65 commitment to USIC Holdings, Inc., $145,264.90 was unfunded as of September 30, 2024.
(18)
Of the $321,872.57 commitment to USIC Holdings, Inc., $165,534.46 was unfunded as of September 30, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2023

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Debt Investments
First Lien Senior Secured(2)
888 Holdings PLC (4)(6)	Hotels, Restaurants and Leisure	10.82% (S + CSA + 5.25%)	7/8/2028	$3,391,190	$3,170,705	$3,301,560	0.6%
AAdvantage Loyalty IP Ltd. (4)(6)	Insurance	10.43% (S + CSA + 4.75%)	4/20/2028	3,375,000	3,349,525	3,472,300	0.7%
AccentCare, Inc. (6)	Healthcare Providers and Services	9.65% (S + CSA + 4.00%)	6/22/2026	5,909,529	5,910,503	4,648,848	0.9%
Accession Risk Management Group, Inc. (9)	Insurance	11.35% (S + 6.00%)	10/30/2029	167,153	140,244	154,018	0.0%
Accession Risk Management Group, Inc.	Insurance	11.41% (S + CSA + 6.00%)	10/30/2029	375,000	375,000	373,125	0.1%
Accession Risk Management Group, Inc.	Insurance	11.02% (S + CSA + 5.50%)	11/1/2029	798,244	778,995	798,244	0.2%
Accession Risk Management Group, Inc. (7)	Insurance	11.01% (S + CSA + 5.50%)	11/1/2029	6,129,372	6,094,817	6,129,372	1.2%
Acrisure, LLC (6)	Insurance	9.90% (L + 4.25%)	2/15/2027	4,949,000	4,925,187	4,970,652	1.0%
Acrisure, LLC (6)	Insurance	9.15% (L + 3.50%)	2/12/2027	5,782,273	5,774,311	5,780,741	1.2%
AI Aqua Merger Sub, Inc., (6)(7)	Food Products	9.09% (S + 3.75%)	6/16/2028	7,584,500	7,588,317	7,599,745	1.6%
Aimbridge Acquisition Co., Inc. (6)	Hotels, Restaurants and Leisure	9.22% (S + CSA + 3.75%)	2/2/2026	4,885,204	4,823,681	4,565,932	1.0%
Alliant Holdings Intermediate LLC (6)	Insurance	8.86% (S + 3.50%)	11/6/2030	2,378,637	2,377,608	2,392,172	0.5%
Allied Universal Holdco LLC (6)	Professional Services	9.21% (S + CSA + 3.75%)	4/7/2028	6,842,500	6,836,638	6,824,778	1.5%
Amentum Government Services Holdings LLC (6)	Aerospace and Defense	9.36% (S + 4.00%)	2/15/2029	5,910,000	5,890,084	5,923,298	1.3%
American Rock Salt Company LLC (6)	Metals and Mining	9.47% (S + CSA + 4.00%)	6/9/2028	5,854,900	5,848,790	5,551,177	1.2%
Amynta Agency Borrower, Inc. (6)	Insurance	9.61% (S + 4.25%)	2/28/2028	6,965,044	6,784,256	6,982,456	1.5%
AP Gaming I, LLC (4)(6)	Hotels, Restaurants and Leisure	9.46% (S + CSA + 4.00%)	2/15/2029	8,601,812	8,501,084	8,647,488	1.9%
Apollo Finco BV (4)	Household Durables	8.74% (E + 4.85%)	10/2/2028	1,000,000	789,613	810,000	0.2%
Aptean Inc (6)(7)	Software	9.71% (S + CSA + 4.25%)	4/23/2026	8,721,003	8,706,221	8,709,907	1.9%
Aptean Inc (7)	Software	10.61% (S + 5.25%)	12/14/2030	4,711,640	4,664,524	4,664,524	1.0%
AQA Acquisition Holding, Inc. (6)	Software	9.89% (S + CSA + 4.25%)	3/3/2028	8,345,432	8,250,166	8,349,604	1.8%
Aramsco, Inc. (7)	Machinery	10.10% (S + 4.75%)	10/10/2030	4,087,129	3,991,632	4,091,137	0.9%
ARC Falcon I Inc. (6)	Chemicals	8.96% (S + CSA + 3.50%)	8/31/2028	4,906,369	4,889,855	4,866,505	1.1%
Aretec Group, Inc. (6)	Diversified Financial Services	9.96% (S + CSA + 4.50%)	8/9/2030	4,987,469	4,838,877	4,990,860	1.1%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2023

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Ascend Learning, LLC (6)	Professional Services	8.96% (S + CSA + 3.50%)	11/18/2028	7,350,000	7,323,339	7,235,671	1.6%
Aspire Bakeries Holdings, LLC (6)	Food Products	9.61% (S + 4.25%)	12/13/2030	3,000,000	2,970,012	3,015,000	0.7%
AssuredPartners, Inc. (6)	Insurance	8.97% (S + CSA + 3.50%)	2/12/2027	4,371,635	4,374,552	4,388,028	0.9%
AssuredPartners, Inc. (6)	Insurance	8.86% (S + 3.50%)	2/12/2027	1,965,000	1,956,461	1,971,878	0.4%
Athletico Management, LLC (6)	Healthcare Providers and Services	9.75% (S + CSA + 4.25%)	2/2/2029	7,116,625	7,090,060	6,015,790	1.3%
Autokiniton US Holdings, Inc. (6)(7)	Auto Components	9.97% (S + CSA + 4.50%)	3/27/2028	8,051,692	8,056,553	8,092,675	1.8%
Aveanna Healthcare LLC (4)(6)	Healthcare Providers and Services	9.24% (S + CSA + 3.75%)	6/30/2028	5,096,375	5,061,286	4,757,848	1.0%
Barracuda Networks, Inc. (6)	Software	9.88% (S + 4.50%)	8/15/2029	7,425,000	7,238,805	7,269,558	1.6%
B'laster Holdings, LLC (7)	Chemicals	10.94% (S + 5.50%)	10/16/2029	4,433,334	4,342,011	4,362,774	0.9%
Boxer Parent Company, Inc. (6)	Software	9.61% (S + 4.25%)	12/2/2028	5,000,000	4,950,000	5,043,125	1.1%
Castle US Holding Corporation (7)	Professional Services	9.40% (S + CSA + 3.75%)	1/27/2027	1,957,895	1,951,797	1,384,163	0.3%
Castle US Holding Corporation (6)(7)	Professional Services	9.65% (S + CSA + 4.00%)	1/31/2027	5,986,178	5,943,311	4,184,338	0.9%
CCI Buyer, Inc. (6)(7)	Wireless Telecommunication Services	9.35% (S + 4.00%)	12/17/2027	6,726,117	6,720,617	6,716,499	1.5%
CCS-CMGC Holdings, Inc. (6)	Healthcare Providers and Services	11.32% (S + CSA + 5.50%)	10/1/2025	5,299,922	5,265,722	4,499,131	1.0%
CDK Global (6)	Software	9.35% (S + 4.00%)	7/6/2029	3,970,000	3,857,969	3,997,075	0.9%
Congruex Group LLC (7)	Construction and Engineering	11.28% (S + CSA + 5.75%)	4/28/2029	6,156,250	6,030,595	5,879,219	1.3%
Connectwise LLC (6)	IT Services	8.97% (S + CSA + 3.50%)	9/29/2028	7,840,000	7,830,094	7,840,000	1.7%
Consolidated Communications, Inc. (4)(6)	Diversified Telecommunication Services	8.97% (S + CSA + 3.50%)	10/2/2027	4,428,009	4,139,814	4,133,458	0.9%
ConvergeOne Holdings Corp. (6)(7)(2)	IT Services	12.50% (P + 4.00%)	1/4/2026	9,736,877	9,630,247	5,537,849	1.2%
Corelogic, Inc. (6)	Internet Software and Services	8.97% (S + CSA + 3.50%)	4/14/2028	7,820,000	7,813,343	7,631,030	1.7%
CP Atlas Buyer, Inc (6)	Building Products	9.21% (S + CSA + 3.75%)	11/23/2027	6,826,201	6,749,038	6,733,024	1.5%
CPM Holdings, Inc. (6)	Machinery	9.84% (S + 4.50%)	9/27/2028	4,050,000	3,991,878	4,068,569	0.9%
Creation Technologies, Inc. (4)(7)	Electronic Equipment, Instruments and Components	11.18% (S + CSA + 5.50%)	9/14/2028	4,925,000	4,870,143	4,801,875	1.0%
Crown Subsea Communications Holding, Inc. (6)	Construction and Engineering	10.71% (S + CSA + 5.25%)	4/27/2027	1,828,125	1,797,330	1,840,693	0.4%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2023

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Curia Global, Inc. (6)	Healthcare Providers and Services	9.23% (S + CSA + 3.75%)	8/30/2026	4,800,817	4,790,688	4,334,249	0.9%
Deerfield Dakota Holding, LLC (6)	Diversified Financial Services	9.10% (S + 3.75%)	2/25/2027	4,825,000	4,785,512	4,788,813	1.0%
Delta Topco, Inc. (6)	IT Services	9.12% (S + 3.75%)	10/29/2027	6,832,331	6,829,206	6,837,455	1.5%
DIRECTV Financing, LLC (6)	Media	10.65% (S + CSA + 5.00%)	8/2/2027	4,785,000	4,758,070	4,793,685	1.0%
Dotdash Meredith, Inc. (6)	Media	9.44% (S + CSA + 4.00%)	11/23/2028	9,800,000	9,764,648	9,751,000	2.1%
EAB Global, Inc. (6)	Professional Services	8.97% (S + CSA + 3.50%)	6/28/2028	1,773,812	1,767,846	1,773,812	0.4%
ECI Software Solutions, Inc. (6)	Software	9.36% (S + CSA + 3.75%)	9/30/2027	2,835,691	2,828,591	2,840,341	0.6%
ECL Entertainment, LLC (7)	Hotels, Restaurants and Leisure	10.11% (S + 4.75%)	9/3/2030	4,987,500	4,891,150	5,007,450	1.1%
EFS Cogen Holdings I, LLC (6)(7)	Independent Power and Renewable Electricity Producers	9.11% (S + 3.50%)	10/29/2027	7,276,177	7,281,384	7,275,740	1.6%
Endurance International Group, Inc., The (6)	Professional Services	9.42% (S + CSA + 3.50%)	2/10/2028	4,638,599	4,584,186	4,556,705	1.0%
EnergySolutions, LLC (6)	Commercial Services and Supplies	9.36% (S + 4.00%)	9/20/2030	2,992,500	2,956,004	2,996,241	0.6%
Enverus Holdings, Inc. (7)	Software	10.86% (S + 5.50%)	12/22/2029	6,216,216	6,113,561	6,113,547	1.3%
EP Purchaser, LLC (6)	Professional Services	10.11% (S + CSA + 4.50%)	11/6/2028	4,974,929	4,913,751	4,922,070	1.1%
EPIC Y-Grade Services, LP (6)	Energy Equipment and Services	11.49% (S + CSA + 6.00%)	6/30/2027	7,000,000	6,728,726	6,856,080	1.5%
Fertitta Entertainment, LLC (6)	Hotels, Restaurants and Leisure	9.36% (S + 4.00%)	1/29/2029	7,368,750	7,344,237	7,381,424	1.6%
Filtration Group Corp. (6)	Industrial Conglomerates	9.72% (S + CSA + 4.25%)	10/23/2028	3,970,000	3,932,675	3,992,331	0.9%
Flexera Software LLC (6)(7)	Software	9.22% (S + CSA + 3.75%)	1/26/2028	8,710,472	8,692,911	8,716,613	1.9%
Fugue Finance, LLC (4)(6)	Diversified Consumer Services	9.39% (S + 4.00%)	1/31/2028	3,945,188	3,877,785	3,968,306	0.9%
Gainwell Acquisition Corp. (6)	Healthcare Providers and Services	9.45% (S + CSA + 4.00%)	10/1/2027	8,787,797	8,657,860	8,568,102	1.9%
Garda World Security Corporation (4)(6)	Diversified Consumer Services	9.62% (S + 4.25%)	2/12/2029	7,919,799	7,690,415	7,941,698	1.7%
Generation Bridge Northeast, LLC (6)	Independent Power and Renewable Electricity Producers	9.61% (S + 4.25%)	8/22/2029	4,405,585	4,362,895	4,428,538	1.0%
Genuine Financial Holdings LLC (4)(6)	Professional Services	9.36% (S + 4.00%)	9/20/2030	3,990,000	3,932,484	3,986,429	0.9%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2023

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Getty Images, Inc. (4)(6)(7)	Media	9.95% (S + CSA + 4.50%)	2/13/2026	7,744,017	7,745,054	7,789,513	1.7%
Global Medical Response, Inc. (6)	Healthcare Providers and Services	9.93% (S + CSA + 4.25%)	9/24/2025	9,003,023	8,974,743	7,097,398	1.5%
Gloves Buyer, Inc.	Machinery	10.47% (S + CSA + 5.00%)	12/29/2027	1,995,000	1,929,386	1,970,063	0.4%
Grab Holdings Inc (4)(6)	IT Services	9.97% (S + CSA + 4.50%)	2/27/2026	2,180,433	2,192,657	2,192,698	0.5%
Great Outdoors Group, LLC (6)	Specialty Retail	9.22% (S + CSA + 3.75%)	3/6/2028	6,936,707	6,914,945	6,945,377	1.5%
Grinding Media Inc. (7)	Metals and Mining	9.68% (S + CSA + 4.00%)	9/21/2028	4,887,500	4,870,648	4,887,500	1.1%
HAH Group Holding Company LLC (6)	Healthcare Providers and Services	10.46% (S + CSA + 5.00%)	10/22/2027	703,731	689,126	699,776	0.2%
HAH Group Holding Company LLC (6)	Healthcare Providers and Services	10.46% (S + CSA + 5.00%)	10/20/2027	5,561,417	5,445,970	5,530,162	1.2%
Hamilton Projects Acquiror, LLC (6)(7)	Independent Power and Renewable Electricity Producers	9.97% (S + CSA + 4.50%)	6/11/2027	7,664,093	7,634,935	7,709,004	1.7%
Helios Software Holdings, Inc. (4)(6)	Diversified Financial Services	9.70% (S + CSA + 4.25%)	7/18/2030	2,500,000	2,403,593	2,501,825	0.5%
Help/Systems Holdings, Inc. (6)	Software	9.48% (S + CSA + 4.00%)	11/19/2026	6,778,876	6,751,274	6,442,373	1.4%
HUB International Ltd.	Insurance	9.66% (S + 4.25%)	6/20/2030	4,089,750	4,050,095	4,112,469	0.9%
Idera, Inc. (6)	IT Services	9.28% (S + CSA + 3.75%)	3/2/2028	9,699,709	9,669,409	9,669,397	2.1%
IMA Financial Group, Inc. (7)	Insurance	9.22% (S + CSA + 3.75%)	10/16/2028	4,900,000	4,882,618	4,906,125	1.1%
Imagefirst Holdings, LLC (7)	Healthcare Providers and Services	10.72% (S + CSA + 5.00%)	4/27/2028	4,145,833	4,033,403	4,145,833	0.9%
Indicor, LLC (6)	Software	9.35% (S + 4.00%)	11/22/2029	3,970,050	3,844,297	3,983,707	0.9%
Indy US Holdco, LLC (6)	Media	11.61% (S + 6.25%)	3/6/2028	6,567,000	5,900,941	6,439,764	1.4%
Infinite Bidco, LLC (6)	Electronic Equipment, Instruments and Components	9.39% (S + CSA + 3.75%)	3/2/2028	6,345,825	6,307,674	6,203,044	1.3%
Infinite Bidco, LLC	Electronic Equipment, Instruments and Components	11.88% (S + CSA + 6.25%)	3/2/2028	2,970,000	2,963,048	2,940,300	0.6%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2023

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Inmar, Inc. (6)(7)	Professional Services	10.85% (S + 5.50%)	5/1/2026	7,782,563	7,537,171	7,704,737	1.7%
Invenergy Thermal Operating I LLC (7)	Independent Power and Renewable Electricity Producers	9.92% (S + CSA + 4.50%)	8/14/2029	3,558,261	3,489,433	3,572,725	0.8%
Invenergy Thermal Operating I LLC (7)	Independent Power and Renewable Electricity Producers	9.92% (S + CSA + 4.50%)	8/14/2029	294,071	288,403	295,267	0.1%
iSolved, Inc. (6)	Software	9.48% (S + 4.00%)	10/5/2030	2,600,000	2,574,027	2,608,125	0.6%
Ivanti Software, Inc. (6)	Software	9.67% (S + CSA + 4.00%)	12/1/2027	972,500	971,445	924,079	0.2%
Ivanti Software, Inc. (6)	Software	9.91% (S + CSA + 4.25%)	12/1/2027	6,852,938	6,816,310	6,523,722	1.4%
IVC Acquisition, Ltd. (4)(6)	Professional Services	10.87% (S + 5.50%)	11/17/2028	5,000,000	4,900,475	5,027,075	1.1%
Jack Ohio Finance LLC (7)	Hotels, Restaurants and Leisure	10.22% (S + CSA + 4.75%)	10/31/2028	4,895,434	4,898,075	4,838,843	1.0%
Jones DesLauriers Insurance Management Inc. (4)(7)	Insurance	9.62% (S + 4.25%)	3/16/2030	2,750,000	2,730,178	2,765,469	0.6%
Kestrel Acquisition, LLC (6)	Independent Power and Renewable Electricity Producers	9.72% (S + CSA + 4.25%)	5/2/2025	5,900,476	5,636,874	5,831,735	1.3%
Kleopatra Finco S.a.r.l (4)(6)	Containers and Packaging	10.48% (S + CSA + 4.73%)	2/4/2026	1,945,000	1,942,008	1,841,069	0.4%
LBM Acquisition LLC (6)(7)	Building Products	9.21% (S + CSA + 3.75%)	12/31/2027	7,316,803	7,259,009	7,247,074	1.6%
Life Time, Inc. (4)(6)	Hotels, Restaurants and Leisure	10.11% (S + CSA + 4.25%)	1/15/2026	7,582,556	7,570,881	7,643,216	1.7%
Lifescan Global Corporation (6)	Healthcare Equipment and Supplies	11.98% (S + CSA + 6.50%)	12/31/2026	5,406,440	5,394,007	4,068,346	0.9%
Lightstone Holdco LLC (6)	Independent Power and Renewable Electricity Producers	11.13% (S + 5.75%)	2/1/2027	4,741,832	4,364,801	4,525,486	1.0%
Lightstone Holdco LLC (6)	Independent Power and Renewable Electricity Producers	11.13% (S + 5.75%)	2/1/2027	268,194	246,863	255,957	0.1%
LogMeIn, Inc. (6)	IT Services	10.28% (S + CSA + 4.75%)	8/31/2027	9,744,042	9,663,298	6,493,722	1.4%
Magenta Buyer LLC (6)	Software	10.64% (S + CSA + 5.00%)	7/27/2028	5,390,000	5,353,819	3,857,219	0.8%
Mariner Wealth Advisors, LLC (7)	Diversified Financial Services	9.70% (S + CSA + 4.25%)	8/18/2028	4,954,962	4,804,638	4,964,253	1.1%
Maverick 1, LLC	Software	9.89% (S + CSA + 4.25%)	5/18/2028	4,975,000	4,751,890	4,931,469	1.1%
Max US Bidco Inc.	Food Products	10.35% (S + 5.00%)	10/3/2030	5,725,000	5,445,089	5,365,756	1.2%
Medical Solutions L.L.C. (7)	Healthcare Providers and Services	8.71% (S + CSA + 3.25%)	10/6/2028	4,916,517	4,899,589	4,629,736	1.0%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2023

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Mermaid Bidco, Inc.	Software	9.88% (S + 4.50%)	12/22/2027	1,990,000	1,954,539	2,002,438	0.4%
Michael Baker International, LLC (7)	Construction and Engineering	10.47% (S + CSA + 5.00%)	11/2/2028	6,125,000	6,078,246	6,125,000	1.3%
Micro Holding Corp. (6)	IT Services	9.61% (S + 4.25%)	5/3/2028	9,786,662	9,541,199	9,639,862	2.1%
Midwest Veterinary Partners, LLC (6)	Healthcare Providers and Services	9.47% (S + CSA + 4.00%)	4/27/2028	8,793,690	8,730,243	8,740,136	1.9%
Minotaur Acquisition, Inc. (6)(7)	Diversified Financial Services	10.21% (S + CSA + 4.75%)	3/27/2026	11,820,011	11,750,011	11,767,918	2.5%
Mitchell International, Inc. (6)	Professional Services	9.40% (S + CSA + 3.75%)	10/16/2028	9,825,000	9,773,159	9,834,923	2.1%
MLN US HoldCo LLC (6)	Diversified Telecommunication Services	9.97% (S + CSA + 4.50%)	12/31/2025	4,056,188	4,014,973	473,215	0.1%
Momentive Performance Materials USA, LLC (6)	Chemicals	9.86% (S + 4.50%)	3/29/2028	3,845,938	3,708,614	3,732,982	0.8%
NAPA Management Services Corporation (6)	Healthcare Providers and Services	10.71% (S + CSA + 5.25%)	2/23/2029	7,860,000	7,804,787	7,254,937	1.6%
National Mentor Holdings, Inc. (6)	Healthcare Providers and Services	9.20% (S + CSA + 3.75%)	2/18/2028	291,993	291,396	266,748	0.1%
National Mentor Holdings, Inc. (6)	Healthcare Providers and Services	9.20% (S + CSA + 3.75%)	2/18/2028	9,041,196	9,022,958	8,259,494	1.8%
Navicure, Inc. (6)	Healthcare Technology	9.47% (S + CSA + 4.00%)	10/22/2026	4,578,249	4,579,772	4,601,140	1.0%
Nexus Buyer LLC (6)	Diversified Financial Services	9.86% (S + 4.50%)	12/11/2028	5,000,000	4,850,569	4,975,025	1.1%
NorthStar Group Services, Inc. (6)(7)	Commercial Services and Supplies	10.97% (S + CSA + 5.50%)	11/9/2026	8,418,468	8,395,525	8,413,206	1.8%
NSM Top Holdings Corp. (6)	Healthcare Equipment and Supplies	10.70% (S + CSA + 5.25%)	11/12/2026	4,885,496	4,870,473	4,751,145	1.0%
OMNIA Partners, LLC (6)	Professional Services	9.63% (S + 4.25%)	7/25/2030	2,376,731	2,351,405	2,396,244	0.5%
OneDigital Borrower LLC (6)	Insurance	9.71% (S + CSA + 4.25%)	11/16/2027	9,771,519	9,690,190	9,777,675	2.1%
Orchid Merger Sub II, LLC (4)(6)	Software	10.25% (S + CSA + 4.75%)	7/27/2027	4,106,250	3,949,028	2,477,444	0.5%
Padagis, LLC (6)	Pharmaceuticals	10.43% (S + CSA + 4.75%)	7/31/2028	6,588,235	6,558,110	6,382,353	1.4%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2023

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Patriot Growth Insurance Services, LLC (7)(10)	Insurance	11.10% (S + 5.75%)	10/14/2028	350,000	276,916	293,500	0.1%
PECF USS Intermediate Holding III Corporation (7)	Professional Services	9.89% (S + CSA + 4.25%)	11/6/2028	4,900,000	4,893,280	3,849,293	0.8%
Peraton Corp. (7)	Aerospace and Defense	9.21% (S + CSA + 3.75%)	2/1/2028	4,778,345	4,786,723	4,796,264	1.0%
PMHC II Inc. (6)	Chemicals	9.81% (S + CSA + 4.25%)	2/2/2029	6,522,438	6,474,251	6,266,301	1.4%
Prairie ECI Acquiror LP (6)	Oil, Gas and Consumable Fuels	10.21% (S + CSA + 4.75%)	3/11/2026	9,656,148	9,533,263	9,679,227	2.1%
Pretium PKG Holdings, Inc.	Containers and Packaging	10.39% (S + 5.00%) incl. 2.50% PIK	10/2/2028	1,481,076	1,428,726	1,455,165	0.3%
Pretium PKG Holdings, Inc. (6)(7)	Containers and Packaging	9.99% (S + 4.60%) incl. 1.40% PIK	10/2/2028	5,517,720	5,479,051	4,345,205	0.9%
Project Alpha Intermediate Holding, Inc. (6)	Software	10.11% (S + 4.75%)	10/28/2030	8,000,000	7,842,603	8,059,160	1.7%
Project Boost Purchaser, LLC (6)	Professional Services	8.97% (S + CSA + 3.50%)	6/1/2026	5,850,000	5,844,776	5,862,197	1.3%
Prometric Holdings, Inc. (6)	Diversified Consumer Services	10.72% (S + CSA + 5.25%)	1/31/2028	5,706,603	5,561,435	5,711,083	1.2%
PS Holdco, LLC (7)	Road and Rail	9.72% (S + CSA + 4.25%)	10/31/2028	5,378,706	5,361,695	5,292,996	1.1%
PT Intermediate Holdings III, LLC (7)	Machinery	11.47% (S + CSA + 5.98%)	11/1/2028	491,250	487,340	492,478	0.1%
PT Intermediate Holdings III, LLC (7)	Machinery	11.47% (S + CSA + 5.98%)	11/1/2028	1,505,350	1,494,290	1,509,113	0.3%
PT Intermediate Holdings III, LLC (7)	Machinery	11.47% (S + CSA + 5.98%)	11/1/2028	2,273,600	2,267,494	2,279,284	0.5%
PT Intermediate Holdings III, LLC (7)	Machinery	11.47% (S + CSA + 5.98%)	11/1/2028	2,097,200	2,097,200	2,102,443	0.5%
PT Intermediate Holdings III, LLC	Machinery	11.85% (S + 6.50%)	11/1/2028	1,409,701	1,388,314	1,424,623	0.3%
Quest Software US Holdings Inc. (6)	Software	9.78% (S + CSA + 4.25%)	2/1/2029	9,381,250	9,301,754	7,213,149	1.6%
Radiology Partners, Inc. (6)	Healthcare Providers and Services	10.18% (S + CSA + 4.25%)	7/9/2025	5,971,261	5,967,601	4,846,067	1.0%
RC Buyer, Inc. (6)	Auto Components	8.89% (S + CSA + 3.25%)	7/28/2028	2,052,750	2,049,357	2,046,335	0.4%
RealPage, Inc. (6)	Real Estate Management and Development	8.47% (S + CSA + 3.00%)	2/18/2028	6,842,500	6,835,914	6,804,456	1.5%
RealTruck Group, Inc.	Auto Components	10.47% (S + CSA + 5.00%)	1/31/2028	2,000,000	1,951,919	2,000,000	0.4%
RealTruck Group, Inc. (6)	Auto Components	8.97% (S + CSA + 3.50%)	1/20/2028	6,909,625	6,905,406	6,834,759	1.5%
Red Planet Borrower, LLC (6)	Internet Software and Services	9.21% (S + CSA + 3.75%)	10/2/2028	7,820,000	7,793,625	7,532,146	1.6%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2023

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Redstone Holdco 2 LP (6)(7)	IT Services	10.22% (S + CSA + 4.75%)	4/14/2028	4,892,258	4,867,936	3,728,439	0.8%
Refresco (4)(6)	Food Products	9.63% (S + 4.25%)	7/12/2029	4,950,000	4,930,051	4,960,049	1.1%
Renaissance Holding Corp. (6)	Software	10.11% (S + 4.75%)	4/5/2030	7,727,778	7,559,120	7,765,335	1.7%
Rocket Software, Inc. (6)	Software	10.11% (S + 4.75%)	11/28/2028	8,337,684	8,117,739	8,207,407	1.8%
Rohm Holding GMBH (4)(6)(7)	Chemicals	10.88% (S + CSA + 5.00%)	7/31/2026	8,753,760	8,745,516	7,768,962	1.7%
Runner Buyer Inc. (7)	Household Durables	11.00% (S + CSA + 5.50%)	10/20/2028	4,912,500	4,876,527	3,889,079	0.8%
Ryan, LLC (7)	Professional Services	9.86% (S + 4.50%)	11/8/2030	4,885,714	4,789,346	4,911,040	1.1%
Shearer's Foods, LLC (6)	Food Products	8.97% (S + CSA + 3.50%)	9/23/2027	1,656,972	1,650,032	1,661,396	0.4%
Simon & Schuster, Inc. (6)	Media	9.39% (S + 4.00%)	10/30/2030	2,000,000	1,980,410	2,008,750	0.4%
Sophia, L.P. (6)	Software	9.61% (S + 4.25%)	10/7/2027	6,157,383	6,137,486	6,168,929	1.3%
Sovos Compliance, LLC (7)	Software	9.97% (S + CSA + 4.50%)	7/28/2028	3,922,945	3,918,460	3,883,716	0.8%
Specialty Building Products Holdings, LLC (6)(7)	Building Products	9.21% (S + CSA + 3.75%)	10/5/2028	9,825,000	9,813,016	9,825,000	2.1%
Summer BC Holdco B LLC (4)(7)	Media	10.11% (S + CSA + 4.50%)	12/4/2026	4,887,500	4,890,408	4,850,086	1.0%
Talen Energy Supply, LLC (4)(6)	Independent Power and Renewable Electricity Producers	9.87% (S + 4.50%)	5/17/2030	2,198,476	2,136,074	2,214,052	0.5%
Talen Energy Supply, LLC (4)(6)	Independent Power and Renewable Electricity Producers	9.87% (S + 4.50%)	5/17/2030	1,790,476	1,739,503	1,803,162	0.4%
Tank Holding Corp. (11)	Containers and Packaging	11.46% (S + CSA + 6.00%)	3/31/2028	302,243	285,571	268,521	0.1%
Tank Holding Corp.	Containers and Packaging	11.21% (S + CSA + 5.75%)	3/31/2028	2,487,374	2,439,747	2,387,879	0.5%
Tank Holding Corp.	Containers and Packaging	11.46% (S + CSA + 6.00%)	3/31/2028	2,084,250	2,044,729	2,006,091	0.4%
Tecta America Corp. (6)(7)	Construction and Engineering	9.47% (S + CSA + 4.00%)	4/6/2028	8,497,933	8,484,923	8,532,477	1.8%
The Edelman Financial Center, LLC (6)	Diversified Financial Services	8.97% (S + CSA + 3.50%)	4/7/2028	7,780,122	7,715,379	7,800,817	1.7%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2023

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Thryv, Inc. (4)(6)	Professional Services	13.97% (S + CSA + 8.50%)	2/18/2026	4,935,721	4,941,411	4,941,915	1.1%
Titan US Finco, LLC (4)(7)	Media	9.61% (S + CSA + 4.00%)	10/6/2028	5,895,000	5,885,073	5,811,468	1.3%
Tosca Services, LLC (6)	Containers and Packaging	9.14% (S + CSA + 3.50%)	8/18/2027	6,829,192	6,786,034	5,746,287	1.2%
Transnetwork, LLC (7)	Diversified Financial Services	10.85% (S + 5.50%)	11/20/2030	5,200,000	5,096,000	5,187,000	1.1%
U.S. Renal Care, Inc. (6)(7)	Healthcare Providers and Services	10.47% (S + CSA + 5.00%)	6/20/2028	7,836,947	7,749,489	5,975,672	1.3%
UKG Inc. (6)	Software	9.99% (S + CSA + 4.50%)	5/4/2026	4,975,000	4,869,333	5,002,586	1.1%
US Radiology Specialists, Inc. (6)	Healthcare Providers and Services	10.75% (S + CSA + 5.25%)	12/10/2027	8,790,600	8,715,244	8,731,967	1.9%
Veracode (6)	Software	9.98% (S + CSA + 4.50%)	4/20/2029	8,690,000	8,653,769	8,247,375	1.8%
VeriFone Systems, Inc. (6)	Commercial Services and Supplies	9.64% (S + 4.00%)	8/20/2025	2,915,601	2,896,373	2,829,955	0.6%
Verscend Holding Corp. (6)	Healthcare Technology	9.47% (S + CSA + 4.00%)	8/27/2025	6,002,422	5,994,020	6,029,913	1.3%
Vision Solutions, Inc. (6)	IT Services	9.64% (S + CSA + 4.00%)	4/24/2028	9,775,000	9,753,558	9,716,350	2.1%
Vocus Group DD T/L (4)(6)	Diversified Telecommunication Services	9.14% (S + CSA + 3.50%)	5/26/2028	1,975,000	1,958,023	1,979,938	0.4%
WarHorse Gaming, LLC	Hotels, Restaurants and Leisure	14.74% (S + CSA + 9.25%)	6/28/2028	5,000,000	4,806,421	5,125,000	1.1%
WaterBridge Midstream Operating, LLC (6)	Energy Equipment and Services	11.39% (S + CSA + 5.75%)	6/22/2026	8,140,282	8,058,105	8,162,708	1.8%
Watlow Electric Manufacturing Company (6)	Electrical Equipment	9.40% (S + CSA + 3.75%)	3/2/2028	3,193,863	3,176,511	3,199,852	0.7%
White Cap Buyer LLC (6)	Building Products	9.11% (S + 3.75%)	10/8/2027	2,910,656	2,893,120	2,920,363	0.6%
Wilsonart LLC (6)	Building Products	8.70% (S + CSA + 3.25%)	12/18/2026	5,354,560	5,314,657	5,374,211	1.2%
Total First Lien Senior Secured				995,596,712	984,089,538	952,100,626	206.1%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2023

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Second Lien Senior Secured(2)
American Rock Salt Company LLC	Metals and Mining	12.72% (S + CSA + 7.25%)	6/4/2029	2,750,000	2,770,553	2,406,250	0.6%
ARC Falcon I Inc. (6)	Chemicals	12.46% (S + CSA + 7.00%)	9/24/2029	2,000,000	1,984,833	1,815,000	0.4%
Artera Services, LLC (6)	Construction and Engineering	12.70% (S + CSA + 7.25%)	3/6/2026	9,060,000	8,515,560	6,235,862	1.3%
Aruba Investments, Inc. (6)	Chemicals	13.21% (S + CSA + 7.75%)	10/27/2028	2,350,000	2,322,955	2,217,813	0.5%
Asurion, LLC (6)	Insurance	10.72% (S + CSA + 5.25%)	1/19/2029	6,000,000	5,970,805	5,677,020	1.2%
Barracuda Networks, Inc.	Software	12.38% (S + 7.00%)	8/15/2030	3,000,000	2,919,701	2,681,880	0.6%
DCert Buyer, Inc. (6)	IT Services	12.36% (S + 7.00%)	2/19/2029	1,500,000	1,498,435	1,372,500	0.3%
Delta Topco, Inc.	IT Services	12.62% (S + 7.25%)	10/6/2028	3,435,617	3,465,588	3,447,213	0.7%
Energy Acquisition LP	Electrical Equipment	13.96% (S + CSA + 8.50%)	6/25/2026	2,812,400	2,747,137	2,474,912	0.5%
Gainwell Acquisition Corp.	Healthcare Providers and Services	13.52% (S + CSA + 8.00%)	10/2/2028	3,000,000	2,959,549	2,925,000	0.6%
Help/Systems Holdings, Inc.	Software	12.35% (S + CSA + 6.75%)	11/19/2027	3,656,217	3,659,888	3,004,386	0.7%
Idera, Inc.	IT Services	12.28% (S + CSA + 6.75%)	2/5/2029	5,000,000	5,023,383	4,896,875	1.1%
Infinite Bidco, LLC (6)	Electronic Equipment, Instruments and Components	12.64% (S + CSA + 7.00%)	2/24/2029	2,729,999	2,726,270	2,334,149	0.5%
Ivanti Software, Inc.	Software	12.91% (S + CSA + 7.25%)	12/1/2028	3,000,000	3,009,723	2,434,995	0.5%
Magenta Buyer LLC	Software	13.89% (S + CSA + 8.25%)	7/27/2029	5,000,000	4,991,100	1,900,000	0.4%
Paradigm Outcomes	Healthcare Providers and Services	13.04% (S + CSA + 7.50%)	10/26/2026	1,500,000	1,484,212	1,398,750	0.3%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2023

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Peraton Corp.	Aerospace and Defense	13.22% (S + CSA + 7.75%)	2/26/2029	2,898,876	2,949,038	2,891,180	0.6%
Pretium PKG Holdings, Inc. (6)	Containers and Packaging	12.21% (S + CSA + 6.75%)	9/30/2029	2,000,000	1,984,274	840,000	0.2%
Quest Software US Holdings Inc.	Software	13.03% (S + CSA + 7.50%)	2/1/2030	3,000,000	2,962,166	1,811,775	0.4%
Vision Solutions, Inc.	IT Services	12.89% (S + CSA + 7.25%)	4/23/2029	3,500,000	3,504,600	3,223,658	0.7%
Total Second Lien Senior Secured				68,193,109	67,449,770	55,989,218	12.1%

Corporate Bonds
Altice Financing S.A. (4)	Diversified Telecommunication Services	5.00%	1/15/2028	3,000,000	2,607,052	2,733,750	0.6%
KOBE US Midco 2 Inc	Chemicals	10.00% PIK	11/1/2026	1,995,000	1,888,052	1,506,225	0.3%
Total Corporate Bonds				4,995,000	4,495,104	4,239,975	0.9%

Total Debt Investments				$1,068,784,821	$1,056,034,412	$1,012,329,819	219.1%

CLO Mezzanine(2)
522 Funding CLO 2020-6, Ltd. (4)	Structured Note	13.71% (S + CSA + 8.04%)	10/23/2034	2,800,000	2,730,416	2,500,181	0.5%
Carlyle US CLO 2020-2, Ltd (4)	Structured Note	14.17% (S + CSA + 8.53%)	1/25/2035	4,000,000	3,898,845	3,612,187	0.8%
Elmwood CLO III Ltd. (4)	Structured Note	13.42% (S + CSA + 7.74%)	10/20/2034	2,000,000	1,933,361	1,822,391	0.4%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2023

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
GoldenTree Loan Management US 2020-7A (4)	Structured Note	13.43% (S + CSA + 7.75%)	4/20/2034	2,000,000	1,904,602	1,768,848	0.4%
GoldenTree Loan Management US 2021-10A (4)	Structured Note	13.47% (S + CSA + 7.79%)	7/20/2034	1,250,000	1,219,485	1,079,204	0.2%
GoldenTree Loan Management US 2021-9A (4)	Structured Note	12.43% (S + CSA + 6.75%)	1/20/2033	2,000,000	1,907,039	1,795,407	0.4%
Thayer Park CLO, Ltd. (4)	Structured Note	14.55% (S + CSA + 8.87%)	4/20/2034	1,300,000	1,265,819	1,186,402	0.3%
Total CLO Mezzanine				15,350,000	14,859,567	13,764,620	3.0%

CLO Equity
Ares CLO Ltd 2021-62A (4)	Structured Subordinated Note	NA	1/25/2034	5,000,000	3,924,864	3,170,040	0.6%
Babson CLO 2018-4A, Ltd. (4)	Structured Subordinated Note	NA	10/15/2030	4,000,000	1,693,196	1,303,519	0.3%
Dryden 86 CLO, Ltd. (4)	Structured Subordinated Note	NA	7/17/2030	6,000,000	4,132,788	3,077,510	0.7%
HPS Loan Management 12-2018, Ltd. (4)	Structured Subordinated Note	NA	7/18/2031	7,500,000	3,893,560	3,360,577	0.7%
Long Point Park CLO, Ltd. (4)	Structured Subordinated Note	NA	1/17/2030	6,358,000	3,126,918	1,710,370	0.4%
Regatta XII Funding Ltd. (4)	Structured Subordinated Note	NA	10/15/2032	6,000,000	4,117,741	3,310,569	0.7%
Signal Peak CLO, LLC (4)	Structured Subordinated Note	NA	10/26/2034	5,000,000	2,250,892	1,695,404	0.4%
Stratus CLO Series 2021-1A (4)	Structured Subordinated Note	NA	12/29/2029	2,000,000	1,338,479	1,325,320	0.3%
Total CLO Equity				41,858,000	24,478,438	18,953,309	4.1%

Total Equity and Other Investments				$57,208,000	$39,338,005	$32,717,929	7.1%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2023

	Number of Shares	Cost	Fair Value	Percentage of Net Assets
Short-Term Investments
Fidelity Investments Money Market Government Portfolio - Institutional Class, 5.29% (8)	63,763,005	63,763,005	63,763,005	13.8%
Total Short-Term Investments	63,763,005	63,763,005	63,763,005	13.8%

Total Investments		$1,159,135,422	$1,108,810,753	240%
Liabilities in Excess of Other Assets			(646,855,360)	(140.0)%
Net Assets			$461,955,393	100%

(1)
The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(2)
Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), the Secured Overnight Financing Rate (“SOFR” or “S”), SOFR + Credit Spread Adjustment (S+CSA), where the Credit Spread Adjustment is a defined additional spread amount based on the tenor of SOFR the borrower selects, the Euro Interbank Offered Rate (“Euribor” or “E”), the U.S. Prime Rate (“P”), or an alternate base rate (which can include the Federal Funds Effective Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. For the holdings as of December 31, 2023 that have S+CSA as the base rate, the credit spread adjustment ranges from 10.0 bps to 42.8 bps.
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

The Company’s investment objective is to maximize total return, comprised of current income and capital appreciation. The Company’s current investment focus is guided by two strategies that facilitate its investment opportunities and core competencies: (1) investing in corporate debt securities and, to a lesser extent, (2) investing in collateralized loan obligation (“CLO”) structured credit funds that typically own corporate debt securities, including the equity and junior debt tranches of CLOs. To a limited extent, the Company may enter into derivatives transactions, which may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of the Company’s portfolio positions from changes in currency exchange rates and market interest rates or to earn income and enhance the Company’s total returns. The Company may receive or purchase warrants or rights to acquire equity or other securities in connection with making a debt investment in a company. During the nine months ended September 30, 2024 and September 30, 2023, the Company did not invest in any derivative contracts.

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

Palmer Square Capital BDC Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Debt Issuance Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs. These expenses are deferred and amortized over the life of the related debt instrument. Debt issuance costs are presented on the consolidated statements of assets and liabilities as a direct deduction from the debt liability. In circumstances in which there is not an associated debt liability amount recorded in the consolidated financial statements when the debt issuance costs are incurred, such debt issuance costs will be reported on the consolidated statements of assets and liabilities as an asset until the debt liability is recorded. As of September 30, 2024, the balance of debt issuance costs was $(3.7) million, representing deferred financing costs of $7.5 million less accrued interest of $11.2 million, included in BoA Credit Facility, WF Credit Facility and CLO Transaction (each as defined below), and is presented on a net basis of $518.5 million for the BoA and WF Credit Facilities and $305.9 million for the CLO Transaction on the consolidated statements of assets and liabilities. As of December 31, 2023, the balance of debt issuance costs was $(1.6) million, representing deferred financing costs of $3.2 million less accrued interest of $4.8 million, included in BoA Credit Facility and WF Credit Facility, and is presented on a net basis of $641.8 million on the consolidated statements of assets and liabilities.

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

Basis of Consolidation

As provided under ASC 946, the Company will generally not consolidate its investment in a company other than a substantially wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly owned investment company subsidiaries (PS BDC Funding, PS BDC Funding II and Palmer Square BDC CLO I, Ltd.) in its consolidated financial statements.

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

Palmer Square Capital BDC Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

Management reviews all loans that have principal or interest that is 90 days past due, or when there is reasonable doubt as to the collection of principal or interest to determine if a loan will be placed on non-accrual status. When a loan is placed on non-accrual status, the accrued interest and unpaid interest is generally reversed, and any discount (market or original) is no longer accreted to interest income. Interest payments received while a loan is on non-accrual status may be applied to principal or recognized as income, as determined by management’s judgment regarding collectability.

A loan may be taken off non-accrual status if past due payments are made, and if management determines the issuer is likely to remain current on future payments. Management may make exceptions to this policy if the loan has sufficient collateral value or is in the process of collection. Management may also leave a loan on accrual status while actively seeking recovery of past due payment. As of September 30, 2024, the Company had two loans on non-accrual status. As of September 30, 2024, loans on non-accrual status represented 0.26% of the total investments at fair value (or 0.64% at amortized cost). There were no loans on non-accrual status as of December 31, 2023.

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

Palmer Square Capital BDC Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

•
no Income Incentive Fee in any calendar quarter in which the Company’s “adjusted net investment income” does not exceed an amount equal to a “hurdle rate” of 1.5% per quarter (6% annualized) of the Company’s total net assets at the end of that quarter (the “Hurdle Amount”);
•
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
•
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

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt	$1,241,680,207	$1,209,941,742	$984,089,538	$952,100,626
Second-lien senior secured debt	93,514,409	85,944,690	67,449,770	55,989,218
Corporate Bonds	4,755,828	4,304,353	4,495,104	4,239,975
CLO Mezzanine	32,144,649	32,060,228	14,859,567	13,764,620
CLO Equity	15,176,001	10,944,702	24,478,438	18,953,309
Equity	1,258,194	1,258,157	—	—
Short-term investments	45,347,272	45,347,272	63,763,005	63,763,005
Total Investments	$1,433,876,560	$1,389,801,144	$1,159,135,422	$1,108,810,753

As of September 30, 2024, approximately 16.3% of the long-term investment portfolio at amortized cost and 16.4% of the long-term investment portfolio measured at fair value, respectively, were invested in non-qualifying assets. As of December 31, 2023, approximately 14.2% of the long-term investment portfolio at amortized cost and 14.1% of the long-term investment portfolio measured at fair value, respectively, were invested in non-qualifying assets. With respect to the Company’s total assets, 15.6% and 13.2% of the Company’s total assets were in non-qualifying assets as defined by Section 55(a) of the 1940 Act as of September 30, 2024 and December 31, 2023, respectively.

Palmer Square Capital BDC Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The industry composition of investments based on fair value, as a percentage of total investments at fair value, as of September 30, 2024 and December 31, 2023 was as follows:

	September 30, 2024	December 31, 2023
Software	13.1%	14.0%
Healthcare Providers and Services	9.7%	9.3%
Professional Services	7.6%	7.2%
IT Services	6.4%	6.7%
Insurance	5.6%	5.9%
Diversified Financial Services	4.6%	4.2%
Chemicals	4.4%	2.9%
Independent Power and Renewable Electricity Producers	4.0%	3.4%
Hotels, Restaurants and Leisure	3.9%	4.2%
Short-Term Investments	3.3%	5.8%
Media	3.1%	3.7%
Diversified Consumer Services	2.6%	1.6%
Construction and Engineering	2.5%	2.6%
Structured Note	2.3%	1.2%
Auto Components	2.2%	1.7%
Food Products	2.1%	2.0%
Internet Software and Services	1.9%	1.4%
Building Products	1.9%	2.9%
Machinery	1.8%	1.6%
Electronic Equipment, Instruments and Components	1.5%	1.5%
Containers and Packaging	1.5%	1.7%
Diversified Telecommunication Services	1.4%	0.8%
Metals and Mining	1.3%	1.2%
Energy Equipment and Services	1.2%	1.4%
Real Estate Management and Development	1.0%	0.6%
Oil, Gas and Consumable Fuels	0.9%	0.9%
Commercial Services and Supplies	0.8%	1.3%
Aerospace and Defense	0.8%	1.2%
Structured Subordinated Note	0.8%	1.7%
Electrical Equipment	0.7%	0.5%
Wireless Telecommunication Services	0.7%	0.6%
Healthcare Equipment and Supplies	0.6%	0.8%
Road and Rail	0.6%	0.5%
Pharmaceuticals	0.6%	0.6%
Electric Utilities	0.6%	—
Industrial Conglomerates	0.6%	0.4%
Household Durables	0.5%	0.4%
Specialty Retail	0.5%	0.6%
Airlines	0.4%	—
Healthcare Techology	—	1.0%
Total	100.0%	100.0%

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

Investments in private investment companies measured based upon NAV as a practical expedient to determine fair value are not required to be categorized in the fair value hierarchy. As of September 30, 2024 and as of December 31, 2023, there were no investments accounted for using the practical expedient.

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

The following table presents the fair value hierarchy of investments as of September 30, 2024:

	Fair Value Hierarchy as of September 30, 2024
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$—	$1,209,941,742	$—	$1,209,941,742
Second-lien senior secured debt	—	85,944,690	—	85,944,690
Corporate Bonds	—	4,304,353	—	4,304,353
CLO Mezzanine	—	32,060,228	—	32,060,228
CLO Equity	—	10,944,702	—	10,944,702
Equity	—	1,258,157	—	1,258,157
Short Term Investments	45,347,272	—	—	45,347,272
Total Investments	$45,347,272	$1,344,453,872	$—	$1,389,801,144

Palmer Square Capital BDC Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents the fair value hierarchy of investments as of December 31, 2023:

	Fair Value Hierarchy as of December 31, 2023
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$—	$952,100,626	$—	$952,100,626
Second-lien senior secured debt	—	55,989,218	—	55,989,218
Corporate Bonds	—	4,239,975	—	4,239,975
CLO Mezzanine	—	13,764,620	—	13,764,620
CLO Equity	—	18,953,309	—	18,953,309
Short Term Investments	63,763,005	—	—	63,763,005
Total Investments	$63,763,005	$1,045,047,748	$—	$1,108,810,753

For the nine months ended September 30, 2024 and the year ended December 31, 2023, the Company did not recognize any transfers to or from Level 3.

Debt Not Carried at Fair Value

The fair value of the BoA Credit Facility, WF Credit Facility and CLO Transaction, which would be categorized as Level 3 within the fair value hierarchy as of September 30, 2024, approximates their respective carrying values because the BoA Credit Facility, WF Credit Facility and CLO Transaction each have variable interest based on selected short-term rates.

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, BDCs are permitted to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 150% after such borrowing. As of September 30, 2024, the Company’s asset coverage ratio was 166%.

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

Debt obligations under the BoA Credit Facility consisted of the following as of September 30, 2024:

	September 30, 2024
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
BoA Credit Facility	$525,000,000	$376,645,850	$148,354,150	$373,747,807
Total debt	$525,000,000	$376,645,850	$148,354,150	$373,747,807

(1)
The amount available reflects any limitations related to the BoA Credit Facility’s borrowing base.
(2)
The carrying value of the BoA Credit Facility is presented net of deferred financing costs of $3.7 million and accrued interest of $778.0 thousand.

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

Average debt outstanding under the BoA Credit Facility during the nine months ended September 30, 2024 and September 30, 2023 was $512.9 million and $498.1 million, respectively.

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

For the three and nine months ended September 30, 2024 and September 30, 2023, the components of interest expense with respect to the BoA Credit Facility were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Interest expense	$7,062,804	$8,697,298	$26,748,007	$24,807,947
Amortization of debt issuance costs	273,621	163,593	709,857	482,890
Total interest expense	$7,336,425	$8,860,891	$27,457,864	$25,290,837
Average interest rate	6.71%	6.65%	6.73%	6.31%

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

Palmer Square Capital BDC Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Debt obligations under the WF Credit Facility consisted of the following as of September 30, 2024:

	September 30, 2024
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
WF Credit Facility	$175,000,000	$144,079,239	$30,920,761	$144,735,652
Total debt	$175,000,000	$144,079,239	$30,920,761	$144,735,652

(1)
The amount available reflects any limitations related to the WF Credit Facility’s borrowing base.
(2)
The carrying value of the WF Credit Facility is presented net of deferred financing costs of $2.1 million and accrued interest of $2.8 million.

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

Average debt outstanding under the WF Credit Facility during the nine months ended September 30, 2024 and September 30, 2023 was $137.1 million and $130.0 million, respectively.

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

For the three and nine months ended September 30, 2024 and September 30, 2023, the components of interest expense with respect to the WF Credit Facility were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Interest expense	$2,798,160	$2,550,415	$8,311,213	$7,142,477
Amortization of debt issuance costs	125,392	89,198	373,451	264,203
Total interest expense	$2,923,552	$2,639,613	$8,684,664	$7,406,680
Average interest rate	7.81%	7.39%	7.81%	7.08%

Palmer Square Capital BDC Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

		September 30, 2024
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

For the three and nine months ended September 30, 2024, the components of interest expense with respect to the Notes were as follows:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2024	2024
Interest expense	$5,375,313	$7,653,978
Amortization of debt issuance costs	35,346	49,990
Total interest expense	$5,410,659	$7,703,968
Average interest rate	6.99%	7.00%

Palmer Square Capital BDC Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 7. Share Transactions

Offering Proceeds

During the nine months ended September 30, 2024 and September 30, 2023, the Company issued and sold 5,551,372 shares at an aggregate purchase price of $91.3 million and 2,379,185 shares at an aggregate purchase price of $39.3 million, respectively. These amounts include shares issued in reinvestment.

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

For the nine months ended September 30, 2024, the Company issued 101,372 shares of its common stock pursuant to the Company dividend reinvestment plan.

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

For the nine months ended September 30, 2024, the Company repurchased 30,664 shares of its common stock pursuant to the Company Rule 10b5-1 Repurchase Plan.

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

For the nine months ended September 30, 2024, PSCM did not repurchase any shares of the Company’s common stock pursuant to the PSCM Rule 10b5-1 Stock Purchase Plan.

Note 8. Dividends and Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table summarizes the Company’s dividend declarations and distributions during the nine months ended September 30, 2024 (since IPO):

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
3/20/2024	3/28/2024	4/10/2024	$0.49	$12,893,635	185,345	$3,057,234	(1)
5/7/2024	6/28/2024	7/16/2024	$0.42	$11,093,012	157,231	$2,585,298	(2)
6/20/2024	6/28/2024	7/16/2024	$0.05	$1,320,596	18,718	$307,774	(2)
8/7/2024	9/27/2024	10/14/2024	$0.42	$13,702,071	-	$-	(3)
9/23/2024	9/27/2024	10/14/2024	$0.05	$1,631,199	-	$-	(3)

(1)
In accordance with the Company’s dividend reinvestment plan, 149,382 shares of the Company’s stock were purchased in the open market at an average price of $16.49. The Company issued the remaining 35,963 shares of common stock at the average open market price and shares were allocated to stockholders of the Company participating in the dividend reinvestment plan.
(2)
In accordance with the Company's dividend reinvestment plan, 110,540 shares of the Company's stock were purchased in the open market at an average price of $16.44. The Company issued the remaining 65,409 shares of common stock at the average open market price and shares were allocated to stockholders of the Company participating in the dividend reinvestment plan.
(3)
Refer to Note 12 for dividend reinvestment activity post quarter-end.

Palmer Square Capital BDC Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 9. Commitments and Contingencies

As of September 30, 2024 and December 31, 2023, the Company had an aggregate of $19.6 million and $20.1 million, respectively, of unfunded commitments to provide debt financing to its portfolio companies. As of each of September 30, 2024 and December 31, 2023, there were no capital calls or draw requests made by the portfolio companies to fund these commitments. Such commitments are generally up to the Company’s discretion to approve or are subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the composition of the unfunded commitments as of September 30, 2024 is shown in the table below:

	Expiration Date (1)	As of September 30, 2024
Accession Risk Management Group, Inc.	2/14/2025	231,429
American Rock Salt Company LLC	9/19/2026	761,454
Aptean Inc.	1/30/2031	595,468
Aptean Inc.	1/30/2026	436,880
Aramsco, Inc.	10/10/2025	935,644
B'Laster Holdings, LLC	10/25/2025	466,666
Enverus Holdings, Inc.	12/22/2025	310,811
Enverus Holdings, Inc.	12/24/2029	442,783
Galway Borrower LLC	9/30/2028	412,711
Galway Borrower LLC	7/25/2026	4,440,500
GS AcquisitionCo, Inc.	3/26/2026	1,584,000
GS AcquisitionCo, Inc.	5/25/2028	1,044,444
Logrhythm, Inc.	7/2/2029	636,364
Minotaur Acquisition, Inc.	5/10/2026	697,674
Minotaur Acquisition, Inc.	5/10/2030	1,162,791
MRI Software, LLC	2/10/2027	636,371
Patriot Growth Insurance Services, LLC	11/17/2025	2,831,000
PT Intermediate Holdings III, LLC	4/8/2026	686,119
Ryan, LLC	11/14/2024	514,286
Tank Holding Corp.	11/22/2025	495,000
USIC Holdings, Inc.	9/10/2026	145,265
USIC Holdings, Inc.	9/10/2031	165,534
Total unfunded commitments		$19,633,194

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

Palmer Square Capital BDC Inc.

Notes to Consolidated Financial Statements

(Unaudited)

A summary of the composition of the unfunded commitments as of December 31, 2023 is shown in the table below:

	Expiration Date (1)	As of December 31, 2023
Accession Risk Management Group, Inc.	2/14/2025	$2,457,847
Aptean Inc.	1/30/2031	436,880
Aptean Inc.	1/30/2026	851,480
Aramsco, Inc.	10/10/2025	712,871
B'Laster Holdings, LLC	10/25/2025	466,666
Enverus Holdings, Inc.	12/22/2025	310,811
Enverus Holdings, Inc.	12/24/2029	472,973
ImageFirst Holdings, LLC	4/28/2025	833,333
MRI Software LLC	2/10/2027	6,363,630
MRI Software LLC	2/10/2027	636,370
OMNIA Partners, LLC	1/25/2024	223,269
Patriot Growth Insurance Services, LLC	11/17/2025	4,650,000
PT Intermediate Holdings III, LLC	9/1/2024	579,942
Ryan, LLC	11/14/2024	514,286
Tank Holding Corp.	5/22/2024	597,000
Total unfunded commitments		$20,107,358

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2024, management is not aware of any pending or threatened litigation.

Note 10. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of each of September 30, 2024 and September 30, 2023, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of common stock for the three and nine months ended September 30, 2024 and September 30, 2023.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net increase (decrease) in net assets resulting from operations	$7,555,185	$33,853,088	$35,748,138	$85,882,073
Weighted average shares of common stock outstanding - basic and diluted	32,613,897	26,016,761	32,260,537	25,359,324
Earnings (loss) per share of common stock - basic and diluted	$0.23	$1.30	$1.11	$3.39

Palmer Square Capital BDC Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 11. Financial Highlights

The following per share of common stock data has been derived from information provided in the unaudited financial statements. The following is a schedule of financial highlights for the nine months ended September 30, 2024 and September 30, 2023:

	For the Nine Months Ended
	September 30,
	2024	2023
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$17.04	$14.96

Results of Operations:
Net Investment Income(1)	1.48	1.68
Net Realized and Unrealized Gain (Loss) on Investments(4)	(0.48)	1.74
Net Increase (Decrease) in Net Assets Resulting from Operations	1.00	3.42

Distributions to Common Stockholders
Distributions from Net Investment Income	(1.43)	(1.62)
Net Decrease in Net Assets Resulting from Distributions	(1.43)	(1.62)

Net Asset Value, End of Period	$16.61	$16.76

Shares Outstanding, End of Period	32,623,502	26,665,813

Ratio/Supplemental Data
Net assets, end of period	$541,937,155	$446,859,594
Weighted-average shares outstanding	32,260,537	25,359,324
Total Return(3)	6.23%	23.20%
Portfolio turnover	23%	19%
Ratio of operating expenses to average net assets without waiver(2)	14.72%	13.18%
Ratio of operating expenses to average net assets with waiver(2)	14.70%	12.93%
Ratio of net investment income (loss) to average net assets without waiver(2)	11.54%	13.59%
Ratio of net investment income (loss) to average net assets with waiver(2)	11.55%	13.84%

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

Note 12. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements, except for the following:

Distributions

On October 14, 2024, the Company paid a distribution in the amount of $15,333,270, or $0.47 per share, to shareholders on record as of September 27, 2024.

Unfunded Capital Commitments

On October 1, 2024, $32,143 of the outstanding commitment to Accession Risk Management Group, Inc. was funded. The balance of the remaining unfunded commitment is $199,286.

On October 28, 2024, $59,887 of the outstanding commitment to Aptean Inc. was funded. The balance of the remaining unfunded commitment is $535,581.

On October 29, 2024, $20,127 of the outstanding commitment to Enverus Holdings, Inc. was funded. Due to paydown activity post period end, the unfunded commitment remains $442,783.

On October 30, 2024, $5,960 of the outstanding commitment to Aptean Inc. was funded. The balance of the remaining unfunded commitment is $529,621.

On October 30, 2024, $199,286, the remaining outstanding commitment to Accession Risk Management Group, Inc. was funded.

On October 31, 2024, $5,989 of the outstanding commitment to USIC Holdings, Inc. was funded. The balance of the remaining unfunded commitment is $139,276.

On November 1, 2024, $493,000 of the outstanding commitment to Patriot Growth Insurance Services, LLC was funded. The balance of the remaining unfunded commitment is $2,338,000.

Company Rule 10b5-1 Stock Repurchase Plan

From October 1, 2024 to November 5, 2024, the Company repurchased 1,930 shares of its common stock pursuant to the Company Rule 10b5-1 Repurchase Plan at an aggregate price of $30,585.

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

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. Undue reliance should not be placed on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

•
our future operating results;
•
our business prospects and the prospects of our portfolio companies;
•
changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the liquidity of certain banks;
•
uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, and the war between Russia and Ukraine;
•
the impact of fluctuations in interest rates and foreign exchange rates on our business and our portfolio companies;
•
rising levels of inflation, and its impact on us, on our portfolio companies and on the industries in which we invest;
•
the ability of the Investment Advisor to locate suitable investments for us and to monitor and administer our investments;
•
the ability of the Investment Advisor and its affiliates to attract and retain highly talented professionals;
•
risk associated with possible disruptions in our operations or the economy generally, including a possible slowdown in the economy and risk of recession;
•
the timing of cash flows, if any, from the operations of the companies in which we invest;
•
the ability of the companies in which we invest to achieve their objectives;
•
our ability to continue to effectively manage our business due to the disruptions caused by global political and economic instability;
•
the dependence of our future success on the general economy and its effect on the industries in which we invest;
•
our ability to maintain our qualification as a BDC and as a RIC under the Code;
•
the use of borrowed money to finance a portion of our investments;
•
the adequacy, availability and pricing of our financing sources and working capital;
•
actual or potential conflicts of interest with the Investment Advisor and its affiliates;
•
our contractual arrangements and relationships with third parties;
•
loss of key personnel, and the illiquid nature of our investments; and
•
the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” and elsewhere in this quarterly report on Form 10-Q.

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

•
interest expense and other costs associated with our indebtedness;
•
the cost of calculating our NAV, including the cost of any third-party valuation services;
•
the cost of effecting sales and repurchases of shares of our common stock and other securities;
•
fees payable to third parties relating to making investments, including our Investment Advisor’s or its affiliates’ travel expenses, research costs and out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments;
•
transfer agent and custodial fees;
•
operating costs incurred prior to the commencement of our operations;
•
out-of-pocket fees and expenses associated with marketing efforts;
•
federal and state registration fees and any stock exchange listing fees;
•
U.S. federal, state and local taxes;
•
Independent Directors’ fees and expenses;
•
brokerage commissions and markups;
•
fidelity bond, directors’ and officers’ liability insurance and other insurance premiums;
•
direct costs, such as printing, mailing, long distance telephone and staff;
•
fees and expenses associated with independent audits and outside legal costs;
•
costs associated with our reporting and compliance obligations under the 1940 Act and other applicable U.S. federal and state securities laws; and
•
other expenses incurred by the Administrator or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion (subject to the review and approval of our Board) of overhead, including rental expenses.

Portfolio and Investment Activity

As of September 30, 2024, our weighted average total yield to maturity of debt and income producing securities at fair value was 10.48%, and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 9.41%.

As of December 31, 2023, our weighted average total yield to maturity of debt and income producing securities at fair value was 10.51%, and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 8.93%.

As of September 30, 2024, we had 258 debt and equity investments in 212 portfolio companies with an aggregate fair value of approximately $1.3 billion.

As of December 31, 2023, we had 227 debt and equity investments in 191 portfolio companies with an aggregate fair value of approximately $1.0 billion.

Our investment activity for the three and nine months ended September 30, 2024 and September 30, 2023 is presented below (information presented herein is at amortized cost unless otherwise indicated).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
New investments:
Gross investments	$66,239,961	$78,271,670	$602,024,188	$188,402,217
Less: sold investments	(82,822,220)	(58,480,713)	(292,405,569)	(194,434,792)
Total new investments	(16,582,259)	19,790,957	309,618,619	(6,032,575)

Principal amount of investments funded:
First-lien senior secured debt investments	$62,171,592	$74,412,920	$526,804,513	$184,543,467
Second-lien senior secured debt investments	4,068,369	3,858,750	46,292,869	3,858,750
Convertible bonds	—	—	4,095,000	—
Collateralized securities and structured products - debt	—	—	23,573,612	—
Common stock	—	—	1,258,194
Total principal amount of investments funded	66,239,961	78,271,670	602,024,188	188,402,217

Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$75,231,088	$57,657,965	$253,203,637	$184,842,717
Second-lien senior secured debt investments	1,200,000	13,549	19,654,359	5,013,549
Corporate Bonds	4,020,000	—	4,020,000	—
CLO Equity	1,121,132	809,199	9,027,573	1,699,051
Collateralized securities and structured products - debt	1,250,000	—	6,500,000	2,879,475
Total principal amount of investments sold or repaid	82,822,220	58,480,713	292,405,569	194,434,792

Our investment activity for the three and nine months ended September 30, 2024 and September 30, 2023 is presented below (information presented herein is at Par unless otherwise indicated). New investment commitment refers to long-term funded commitments in new securities made during the period that remained outstanding as of September 30, 2024 and September 30, 2023, respectively.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Number of new investment commitments	21	20	78	45
Average new investment commitment amount	$2,717,288	$2,889,085	$4,157,481	$3,517,770
Weighted average maturity for new investment commitments	5.29 years	5.61 years	5.6 years	4.91 years
Percentage of new debt investment commitments at floating rates	100.00%	100.00%	100.00%	100.00%
Percentage of new debt investment commitments at fixed rates	0.00%	0.00%	0.00%	0.00%
Weighted average interest rate of new investment commitments(1)	9.07%	10.00%	9.58%	10.24%
Weighted average spread over reference rate of new floating rate investment commitments(2)	4.17%	4.57%	4.63%	4.82%
Weighted average interest rate on long-term investments sold or paid down	9.50%	10.15%	10.22%	9.49%

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

As of September 30, 2024 and December 31, 2023, our investments consisted of the following:

	September 30, 2024		December 31, 2023
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt	$1,241,680,207	$1,209,941,742	$984,089,538	$952,100,626
Second-lien senior secured debt	93,514,409	85,944,690	67,449,770	55,989,218
Corporate Bonds	4,755,828	4,304,353	4,495,104	4,239,975
CLO Mezzanine	32,144,649	32,060,228	14,859,567	13,764,620
CLO Equity	15,176,001	10,944,702	24,478,438	18,953,309
Equity	1,258,194	1,258,157	—	—
Short-term investments	45,347,272	45,347,272	63,763,005	63,763,005
Total Investments	$1,433,876,560	$1,389,801,144	$1,159,135,422	$1,108,810,753

The table below describes investments by industry composition based on fair value as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Software	13.1%	14.0%
Healthcare Providers and Services	9.7%	9.3%
Professional Services	7.6%	7.2%
IT Services	6.4%	6.7%
Insurance	5.6%	5.9%
Diversified Financial Services	4.6%	4.2%
Chemicals	4.4%	2.9%
Independent Power and Renewable Electricity Producers	4.0%	3.4%
Hotels, Restaurants and Leisure	3.9%	4.2%
Short-Term Investments	3.3%	5.8%
Media	3.1%	3.7%
Diversified Consumer Services	2.6%	1.6%
Construction and Engineering	2.5%	2.6%
Structured Note	2.3%	1.2%
Auto Components	2.2%	1.7%
Food Products	2.1%	2.0%
Internet Software and Services	1.9%	1.4%
Building Products	1.9%	2.9%
Machinery	1.8%	1.6%
Electronic Equipment, Instruments and Components	1.5%	1.5%
Containers and Packaging	1.5%	1.7%
Diversified Telecommunication Services	1.4%	0.8%
Metals and Mining	1.3%	1.2%
Energy Equipment and Services	1.2%	1.4%
Real Estate Management and Development	1.0%	0.6%
Oil, Gas and Consumable Fuels	0.9%	0.9%
Commercial Services and Supplies	0.8%	1.3%
Aerospace and Defense	0.8%	1.2%
Structured Subordinated Note	0.8%	1.7%
Electrical Equipment	0.7%	0.5%
Wireless Telecommunication Services	0.7%	0.6%
Healthcare Equipment and Supplies	0.6%	0.8%
Road and Rail	0.6%	0.5%
Pharmaceuticals	0.6%	0.6%
Electric Utilities	0.6%	—
Industrial Conglomerates	0.6%	0.4%
Household Durables	0.5%	0.4%
Specialty Retail	0.5%	0.6%
Airlines	0.4%	—
Healthcare Techology	—	1.0%
Total	100.0%	100.0%

The table below shows the weighted average yields and interest rate of our debt investments at fair value as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Weighted average total yield of debt and income producing securities	10.48%	10.51%
Weighted average interest rate of debt and income producing securities(1)	9.48%	10.10%
Weighted average spread over reference rate of all floating rate investments (2)	4.46%	4.61%

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

Results of Operations

The following table represents the operating results for the three and nine months ended September 30, 2024 and September 30, 2023.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Total investment income	$37,306,001	$28,773,690	$108,640,440	$82,401,055
Less: Net expenses	21,577,270	13,969,777	60,835,629	39,804,342
Net investment income	15,728,731	14,803,913	47,804,811	42,596,713
Net realized gains (losses) on investments	(7,119,299)	(2,103,618)	(18,267,554)	(2,423,632)
Net change in unrealized gains (losses) on investments	(1,054,247)	21,152,793	6,210,881	45,708,992
Net increase (decrease) in net assets resulting from operations	$7,555,185	$33,853,088	$35,748,138	$85,882,073

Investment Income

Investment income for the three and nine months ended September 30, 2024 and September 30, 2023, was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Interest from investments	$35,775,337	$27,323,754	$104,261,540	$78,943,113
Dividend income	599,667	1,297,090	2,659,394	3,115,974
Payment-in-kind interest income	204,826	—	439,129	—
Other income	726,171	152,846	1,280,377	341,968
Total investment income	$37,306,001	$28,773,690	$108,640,440	$82,401,055

For the three and nine months ended September 30, 2024 and September 30, 2023, total investment income was driven by increasing interest income due to the size of the portfolio. The size of our investment portfolio at fair value increased from $1.0 billion as of December 31, 2023 to $1.3 billion as of September 30, 2024. The size of our investment portfolio at fair value increased from $966.9 million as of December 31, 2022 to $1.0 billion as of September 30, 2023. All debt and short-term investments were income producing, except for two loans on non-accrual status as of September 30, 2024. As of September 30, 2024, loans on non-accrual status represented 0.26% of the total investments at fair value (or 0.64% at amortized cost). There were no loans on non-accrual status as of December 31, 2023.

Expenses

Operating expenses for the three and nine months ended September 30, 2024 and September 30, 2023, were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Interest expense	$15,670,636	$11,500,504	$43,846,496	$32,697,517
Incentive fees	2,229,576	—	6,404,282	—
Management fees	2,424,412	2,197,758	7,290,730	6,155,999
Other operating expenses	1,214,941	527,331	3,232,337	1,664,230
Directors fees	37,705	18,904	112,295	56,096
Management fee waiver	—	(274,720)	(50,511)	(769,500)
Net expenses	$21,577,270	$13,969,777	$60,835,629	$39,804,342

Net expenses for the three months ended September 30, 2024 were $21.6 million, which consisted of $15.7 million in interest expense, $2.4 million in management fees, $2.2 million in incentive fees, $1.2 million in other operating expenses, and $38 thousand in directors fees. Net expenses for the nine months ended September 30, 2024 were $60.8 million, which consisted of $43.8 million in interest expense, $7.3 million in management fees, $6.4 million in incentive fees, $3.2 million in other operating expenses, and $112 thousand in directors fees offset by $51 thousand in management fee waiver from the Investment Advisor.

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

The increase in expenses for the nine months ended September 30, 2024 compared to the same period in the prior year was primarily due to the average balance of debt increasing from $628.2 million at September 30, 2023 to $793.4 million at September 30, 2024 (interest rates increased slightly from 6.95% to 6.96% during the same period) under our BoA Credit Facility, WF Credit Facility and CLO Transaction and incentive fees due to the Investment Advisor upon completion of the IPO.

Net Change in Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and nine months ended September 30, 2024 and September 30, 2023, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Unrealized gains on investments	$19,364,680	$28,234,318	$41,379,804	$57,839,478
Unrealized (losses) on investments	(20,418,927)	(7,081,525)	(35,168,923)	(12,130,486)
Net change in unrealized gains (losses) on investments	$(1,054,247)	$21,152,793	$6,210,881	$45,708,992

The change in unrealized appreciation (depreciation) for the three months ended September 30, 2024 and September 30, 2023 totaled $(1.1) million and $21.2 million, respectively. For the three months ended September 30, 2024, this consisted of net unrealized depreciation of $10.0 million related to existing portfolio investments, and net unrealized appreciation of $8.9 million related to exited portfolio investments (a portion of which has been reclassified to realized losses). For the three months ended September 30, 2023, this consisted of net unrealized appreciation of $16.2 million related to existing portfolio investments, and net unrealized appreciation of $5.0 million related to exited portfolio investments (a portion of which has been reclassified to realized gains).

The change in unrealized appreciation (depreciation) for the nine months ended September 30, 2024 and September 30, 2023 totaled $6.2 million and $45.7 million, respectively. For the nine months ended September 30, 2024, this consisted of net unrealized depreciation of $15.5 million related to existing portfolio investments, and net unrealized appreciation of $21.7 million related to exited portfolio investments (a portion of which has been reclassified to realized gains). For the nine months ended September 30, 2023, this consisted of net unrealized appreciation of $36.7 million related to existing portfolio investments, and net unrealized appreciation of $9.0 million related to exited portfolio investments (a portion of which has been reclassified to realized gains).

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

During the nine months ended September 30, 2024, we experienced a net decrease in cash and cash equivalents of $331 thousand. During the period, net cash used in operating activities was $234.9 million, primarily as a result of fundings of portfolio investments (excluding investments in short-term investments) of $602.0 million, partially offset by proceeds received from sale of investments of $292.4 million. We funded short-term investments during the period, and as of the end of the period we held $45.3 million in fair value of short-term investments. During the same period, net cash provided by financing activities was $234.6 million, primarily consisting of $300.0 million in proceeds from the CLO Transaction (as defined below), offset by $119.5 million of net repayments under the BoA Credit Facility and WF Credit Facility and distributions paid in cash of $31.3 million, partially increased by proceeds from the issuance of common stock of $89.7 million.

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

As of September 30, 2024 and September 30, 2023, we had cash and cash equivalents of $1.8 million and $3.4 million, respectively. As of September 30, 2024, we had $376.6 million principal outstanding under the BoA Credit Facility, $144.1 million principal outstanding under the WF Credit Facility and $300.0 million of outstanding indebtedness under the CLO Transaction. As of September 30, 2023, we had $495.0 million principal outstanding under the BoA Credit Facility and $134.3 million principal outstanding under the WF Credit Facility.

As a BDC, we are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. As of September 30, 2024, our asset coverage ratio was 166%.

Capital Contributions

During the nine months ended September 30, 2024 and September 30, 2023, we issued and sold 5,551,372 shares at an aggregate purchase price of $91.3 million and 2,379,185 shares at an aggregate purchase price of $39.3 million, respectively. These amounts include shares issued in reinvestment.

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

For the nine months ended September 30, 2024, we repurchased 30,664 shares of our common stock pursuant to the Company Rule 10b5-1 Repurchase Plan.

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

For the nine months ended September 30, 2024, PSCM did not repurchase any shares of our common stock pursuant to the PSCM Rule 10b5-1 Stock Purchase Plan.

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

As of September 30, 2024, we had $376.6 million principal outstanding and $148.4 million of available Commitments under the BoA Credit Facility, and PS BDC Funding was in compliance with the applicable covenants in the BoA Credit Facility on such date.

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

As of September 30, 2024, we had $144.1 million outstanding and $30.9 million of available Commitments under the WF Credit Facility, and PS BDC Funding II was in compliance with the applicable covenants in the WF Credit Facility on such date.

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

As of September 30, 2024, we had outstanding indebtedness under the CLO Transaction of $300.0 million.

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

Related Party Transactions

We have entered into the Advisory Agreement with the Investment Advisor and the Administration Agreement with the Investment Advisor (in such capacity, the Administrator). Mr. Christopher D. Long and Mr. Jeffrey D. Fox, each an executive officer of ours and an interested member of our Board, and Angie K. Long, Matthew L. Bloomfield and Scott A. Betz, each an executive officer of ours, have an indirect pecuniary interest in the Investment Advisor. The Investment Advisor is a registered investment adviser under the Advisers Act that is majority-owned by PSCM. See “Note 3. Agreements and Related Party Transactions – Administration Agreement” and “– Investment Advisory Agreement” in the notes to the accompanying consolidated financial statements.

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

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at September 30, 2024 is as follows:

	Contractual Obligations Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
BoA Credit Facility, Net	$—	$—	$373,747,807	$—	$373,747,807
WF Credit Facility, Net	—	—	144,735,652	—	$144,735,652
CLO Transaction, Net	—	—	—	305,928,313	$305,928,313
Total contractual obligations	$-	$-	$518,483,459	$305,928,313	$824,411,772

Off-Balance Sheet Arrangements

Unfunded commitments to provide funds to portfolio companies are not recorded on our consolidated statements of assets and liabilities. Our unfunded commitments may be significant from time to time. Unfunded commitments may expire without being drawn upon and the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2024 and December 31, 2023, we had twenty-two unfunded commitments totaling $19.6 million and fifteen unfunded commitments totaling $20.1 million, respectively. See “Note 9. Commitments and Contingencies” in the notes to the accompanying consolidated financial statements for specific identification of the unfunded commitments. We believe we maintain sufficient liquidity in the form of cash (including restricted cash, if any), receivables and borrowing capacity to fund these unfunded commitments should the need arise. See Financial Condition, Liquidity and Capital Resources above.

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

Assuming that the consolidated statements of assets and liabilities as of September 30, 2024 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rate.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(3,330,935)	$(2,051,813)	$(1,279,122)
Up 100 basis points	$13,316,456	$8,207,251	$5,109,205
Up 200 basis points	$26,637,864	$16,414,502	$10,223,362
Up 300 basis points	$39,932,754	$24,621,753	$15,311,001

The data in the table are based on our current statements of assets and liabilities. As of September 30, 2024, the Company had $17.5 million in net purchases that had not yet settled and $19.6 million in unfunded commitments. After settlement of these purchases, the change in interest expense will be larger as a result of the increase in the amount borrowed under the BoA Credit Facility, WF Credit Facility or CLO Transaction, as applicable. The table does not include any change in dividend income from our money market investments.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a number of significant risks. In addition to other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 31, 2023. The risks described in our annual report are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the nine months ended September 30, 2024 to the risk factors discussed in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 31, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Dividend Reinvestment Plan

During the three months ended September 30, 2024, we issued 65,409 shares of common stock to stockholders in connection with the dividend reinvestment plan.

Company Rule 10b5-1 Stock Repurchase Plan

During the nine months ended September 30, 2024, we repurchased 30,664 shares of our common stock pursuant to the Company Rule 10b5-1 Repurchase Plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs (Dollars in Thousands) (1)
April 1, 2024 through April 30, 2024	17,251	$16.14	17,251	$14,722
May 1, 2024 through May 31, 2024	600	$16.28	17,851	$14,712
June 1, 2024 through June 30, 2024	3,501	$16.57	21,352	$14,654
July 1, 2024 through July 31, 2024	8,835	$16.17	30,187	$14,511
August 1, 2024 through August 31, 2024	-	$-	30,187	$14,511
September 1, 2024 through September 30, 2024	477	$16.06	30,664	$14,503
Total	30,664	$16.24	30,664	$14,503

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

During the quarter ended September 30, 2024, PSCM did not repurchase any shares of our common stock pursuant to the PSCM Rule 10b5-1 Stock Purchase Plan

Item 3. Default Upon Senior Securities.

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

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form 10 (File No. 000-56126) filed on November 27, 2019)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Palmer Square Capital BDC Inc.

Date: November 5, 2024	/s/ Christopher D. Long
	Name:	Christopher D. Long
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: November 5, 2024	/s/ Jeffrey D. Fox
	Name:	Jeffrey D. Fox
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)