Form 10-K
period 2024-12-31
Palmer Square Capital BDC Inc.
filed 2025-02-27
CIK 1794776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☒

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2024, based on the closing price on that date of $16.16 on the New York Stock Exchange, was approximately $522.7 million. For the purpose of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 32,611,553 issued and outstanding shares of the registrant’s common stock, $0.001 par value per share, on February 26, 2025.

Documents Incorporated by Reference

i

PART I

Unless indicated otherwise in this Annual Report on Form 10-K or the context requires otherwise, the terms:

•
“we,” “us,” “our,” and the “Company” refer to Palmer Square Capital BDC Inc.;
•
“Palmer Square” or “PSCM” refers collectively to Palmer Square Capital Management LLC and its subsidiaries and other affiliated entities;
•
“Investment Advisor” refers to Palmer Square BDC Advisor LLC, a majority-owned subsidiary of Palmer Square and our investment adviser;
•
“Administrator” refers to the Investment Advisor, in its capacity as our administrator; and
•
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

The Company has four wholly-owned subsidiaries: Palmer Square BDC Funding I LLC (“PS BDC Funding”), a special purpose wholly-owned subsidiary established for utilizing the Company’s revolving credit facility with Bank of America, N.A. (“BofA N.A.”); Palmer Square BDC Funding II LLC (“PS BDC Funding II”), a special purpose wholly-owned subsidiary established for utilizing the Company’s credit facility with Wells Fargo Bank, National Association (“WFB”); Palmer Square BDC CLO 1, Ltd., a special purpose wholly-owned subsidiary established to be the Issuer in connection with the CLO Transaction (as defined below); and Palmer Square BDC CLO 1, LLC a special purpose indirect wholly-owned subsidiary established to be the Co-Issuer in connection with the CLO Transaction. These subsidiaries are consolidated in the financial statements of the Company. We “look through” such subsidiaries to determine our compliance with the provisions of the 1940 Act, including provisions governing capital structure and leverage, and such subsidiaries comply with such provisions on an aggregate basis with us (Section 18 of the 1940 Act).

Our Portfolio

As of December 31, 2024, we had 262 debt and equity investments in 207 portfolio companies and we had total assets of approximately $1.4 billion.

Listed below are our top ten portfolio companies and industries (excluding short-term investments) represented as a percentage of total assets as of December 31, 2024:

Portfolio Company	2024
Nexus Buyer LLC	1.0%
Lightstone Holdco LLC	1.0%
Delta Topco, Inc.	1.0%
Project Boost Purchaser, LLC	0.9%
Gainwell Acquisition Corp.	0.9%
OneDigital Borrower LLC	0.9%
Nielsen Consumer Inc.	0.9%
Barracuda Networks, Inc.	0.9%
Flash Charm, Inc.	0.9%
US Radiology Specialists, Inc.	0.9%

Industry	2024
Software	10.0%
Healthcare Providers and Services	9.2%
Professional Services	7.5%
IT Services	6.6%
Chemicals	5.0%
Insurance	4.9%
Construction and Engineering	4.4%
Diversified Financial Services	3.9%
Independent Power and Renewable Electricity Producers	3.2%
Hotels, Restaurants and Leisure	3.1%

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

The Investment Advisor

The Investment Advisor serves as our investment adviser pursuant to the Advisory Agreement and manages our day-to-day operations and provides us with investment advisory and management services and certain administrative services. The investment team (the “Investment Team”) of our Investment Advisor is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, structuring our investments and monitoring and servicing our investments. As of December 31, 2024, the Investment Team was comprised of 33 investment professionals, all of whom dedicate a substantial portion of their time to the Company. In addition, the team has 13 dedicated operations professionals. The Investment Advisor believes that it has experienced support personnel, including individuals with expertise in risk management, legal, accounting, tax, information technology and compliance, among others.

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

Palmer Square Capital Management

PSCM is a Delaware limited liability company formed in 2009 and had approximately $33.2 billion in assets under management as of December 31, 2024 with approximately $4.8 billion in assets under management in opportunistic strategies (which includes the Company), approximately $3.5 billion in assets under management in income/short duration strategies and approximately $24.9 billion in assets under management in private credit/structured credit issuance strategies. PSCM and its affiliates, including the Investment Advisor, manage portfolios of both corporate credit and structured credit as well as diverse strategies designed with the intent to achieve high risk-adjusted returns over market cycles. We believe PSCM’s experience in analyzing companies and investment structures provides a sustainable competitive advantage over other firms. PSCM is 100% management owned and is led by Christopher D. Long and Angie K. Long. The firm is an SEC registered investment adviser.

Investment Advisory Agreement

Subject to the overall supervision of our Board and in accordance with the 1940 Act, the Investment Advisor manages our day-to-day operations and provides investment advisory services to us. Under the terms of the Advisory Agreement, our Investment Advisor:

•
determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;
•
identifies, evaluates and negotiates the structure of the investments we make;
•
performs due diligence on prospective portfolio companies;
•
executes, closes, services and monitors the investments we make;
•
determines the securities and other assets that we purchase, retain or sell; and
•
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
•
100% of the Company’s “adjusted net investment income” with respect to that portion of such “adjusted net investment income,” if any, that exceeds the Hurdle Amount but is less than or equal to an amount (the “Catch-Up Amount”) determined on a quarterly basis by multiplying 1.7142% by the Company’s total net asset value for the immediately preceding calendar quarter. The Catch-Up Amount is intended to provide the Investment Advisor with an incentive fee of 12.5% on all of the Company’s “adjusted net investment income” when the Company’s “adjusted net investment income” reaches the Catch-Up Amount in any calendar quarter; and
•
for any calendar quarter in which the Company’s “adjusted net investment income” exceeds the Catch-Up Amount, the Income Incentive Fee shall equal 12.5% of the amount of the Company’s “adjusted net investment income” for the calendar quarter.

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

•
Hurdle rate(1) = 1.5%
•
Base management fee(2) = 0.4375%
•
Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%

Alternative 1 - The Company is below the hurdle

Additional Assumptions

•
Investment income (including interest, dividends, fees, etc.) = 1.20%
•
Pre-incentive fee net investment income (investment income — (base management fee + other expenses)) = 0.5625%
•
Net realized losses (realized capital losses — realized capital gains) = 0.00%(4)
•
Adjusted net investment income (pre-incentive fee net investment income — ([if positive] (net realized losses - net investment income))) = 0.5625%(5)

Adjusted net investment income does not exceed the hurdle rate, therefore there is no Income Incentive Fee.

Alternative 2 - The Company exceeds the hurdle

Additional Assumptions

•
Investment income (including interest, dividends, fees, etc.) = 2.30%
•
Pre-incentive fee net investment income (investment income — (base management fee + other expenses)) = 1.6625%
•
Net realized losses (realized capital losses — realized capital gains) = 0.00%(4)
•
Adjusted net investment income (pre-incentive fee net investment income — ([if positive] (net realized losses - net investment income))) = 1.6625%(5)

Adjusted net investment income exceeds hurdle rate, therefore there is an Income Incentive Fee.

Income Incentive Fees

= 100% × “Catch-Up” + the greater of 0% AND (12.5% × (adjusted net investment income — 1.7142%)

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

Additional Assumptions

•
Investment income (including interest, dividends, fees, etc.) = 2.70%
•
Pre-incentive fee net investment income (investment income - (base management fee + other expenses)) = 2.0625%
•
Net realized losses (realized capital losses — realized capital gains) = 0.00%(4)
•
Adjusted net investment income (pre-incentive fee net investment income — ([if positive] (net realized losses - net investment income))) = 2.0625%(5)

Adjusted net investment income exceeds hurdle rate, therefore there is an Income Incentive Fee.

Income Incentive Fee

= 100% × “Catch-Up” + the greater of 0% AND (12.5% × (adjusted net investment income — 1.7142%)

= (100% × (1.7142% - 1.5000%)) + (12.5% × (2.0625% - 1.7142%))

= 0.2142% + (12.5% × 0.3483%)

= 0.2142% + 0.0435%

= 0.2577%

Alternative 4 - The Company does not exceed the hurdle due to net realized losses

Additional Assumptions

•
Investment income (including interest, dividends, fees, etc.) = 2.30%
•
Pre-incentive fee net investment income (investment income — (base management fee + other expenses)) = 1.6625%
•
Net realized losses (realized capital losses — realized capital gains) = 9.00%(4)
•
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

Duration and Termination

The Advisory Agreement was approved by the Board on November 13, 2019 for an initial two-year term. Unless terminated earlier as described below, the Advisory Agreement will remain in effect from year to year if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our Independent Directors. At a meeting held on March 10, 2022, our Board approved an amended and restated Advisory Agreement, to be effective upon completion of the IPO. Our Board most recently determined to re-approve the Advisory Agreement for an additional one-year term ending January 13, 2026 at a meeting held on November 1, 2024. The Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Investment Advisor and may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Advisory Agreement without penalty upon 60 days’ written notice.

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

Under the Administration Agreement, the Company reimburses the Administrator based upon its allocable portion of the Administrator’s overhead (including rent) in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the cost of its officers (including the Company’s Chief Financial Officer and Chief Compliance Officer), and any of their respective staff who provide services to the Company, operations staff who provide services to the Company, and internal audit staff, if any, to the extent internal audit performs a role in the Company’s Sarbanes-Oxley internal control assessment. In addition, if requested to provide managerial assistance to portfolio companies, the Administrator is reimbursed based on the services provided. The Administration Agreement has an initial term of two years and may be renewed with the approval of the Board. Our Board most recently determined to re-approve the Administration Agreement for an additional one-year term ending January 13, 2026 at a meeting held on November 1, 2024. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that the Administrator outsources any of its functions, the Company pays the fees associated with such functions on a direct basis without any incremental profit to the Administrator.

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

Risk Adjusted Returns. Broadly-syndicated fixed and floating rate loans and corporate debt provides an opportunity set that the Investment Team believes offers an attractive, risk-adjusted return, including through NAV growth from current portfolio market price improvement and total return opportunities for broadly syndicated loans. Specifically, the Investment Team believes it can mitigate risk and achieve our investment objective by: (i) seeking the best relative value, which may equate to buying new loans or other corporate debt issuances at a discount or purchasing in the secondary market, and (ii) seeking to buy loans or other corporate debt issuances that the Investment Team believes have strong fundamentals and low default risk and are capable of withstanding significant downward pricing pressure.

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

Regulatory Environment and Opportunity for Alternative Lenders. Traditional banks have reduced their lending activities to smaller private companies in recent years and bank stakeholders, including shareholders, lenders and regulators, continue to exert pressure to contain the amount of these types of assets held on bank balance sheets. Examples of this include continued investor focus on the amount of assets whose fair value cannot be determined by using observable measures, or “Level 3 assets,” held on bank balance sheets. As a result of decreased lending by banks to smaller private companies, the Investment Team believes there are increased opportunities for alternative lenders such as us.

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

Financing Arrangements

Bank of America Credit Facility

On February 18, 2020, the Company, through a special purpose wholly-owned subsidiary, PS BDC Funding (together with the Company, the “Borrowers”) entered into a Credit Agreement (the “Credit Agreement”) with certain financial institutions as lenders (“Lenders”), BofA, N.A. as the administrative agent and BofA Securities, Inc. (“BofA Securities”), as Lead Arranger and Sole Book Manager, pursuant to which the Lenders agreed to provide the Company with a revolving line of credit (the “BoA Credit Facility”).

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

As of December 31, 2024, we had approximately $352.3 million principal outstanding and $172.7 million of available Commitments under the BoA Credit Facility, and PS BDC Funding was in compliance with the applicable covenants in the BoA Credit Facility on such date.

Wells Fargo Credit Facility

On December 18, 2020, the Company, through a special purpose wholly-owned subsidiary, PS BDC Funding II (together with the Company, the “WF Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with certain financial institutions as lenders (“WF Lenders”), WFB, as the administrative agent and U.S. Bank National Association (“U.S. Bank”), as Collateral Agent and Custodian, pursuant to which the WF Lenders agreed to provide the Company with a line of credit (the “WF Credit Facility”).

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

As of December 31, 2024, we had $150.8 million principal outstanding and $24.2 million of available Commitments under the WF Credit Facility, and PS BDC Funding II was in compliance with the applicable covenants in the WF Credit Facility on such date.

CLO Transaction

On May 23, 2024, we completed a $400.5 million term debt securitization (the “CLO Transaction”), also known as a collateralized loan obligation (“CLO”), in connection with which our wholly-owned indirect subsidiary issued the Notes (as defined below). The CLO Transaction functions as a source of long-term balance sheet financing for a portion of our portfolio investments and, as a result, the Notes issued in connection with the CLO Transaction are subject to our regulatory asset coverage requirements.

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

As of December 31, 2024, we had outstanding indebtedness under the CLO Transaction of $300.0 million

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

Corporate credit analysts at the Investment Advisor are each responsible for coverage of specific industries. Our Investment Advisor believes that in order to appropriately analyze and underwrite senior secured loans, each analyst has to be an expert in their respective industry verticals. As a result, the Investment Advisor’s corporate credit analysts average over 13 years of experience in broadly syndicated and small to large company credit. As it relates to the due diligence process, each analyst draws not only on their personal analytical skillset, but also utilize their networks within the industry. This can include calls and visits with existing company management teams, former industry CEOs, industry experts, private equity sponsors and industry investment bankers. The aggregate of this initial information gathering then lays the groundwork for fundamental financial analysis and detailed financial modeling, whereby the credit analyst constructs a base case and downside case set of projections.

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

•
up to five years measured from the date of the first sale of common stock pursuant to the registration statement with respect to the IPO;
•
the last day of the first fiscal year in which our annual gross revenues are $1.235 billion or more;
•
the date on which we have, during the preceding three-year period, issued more than $1.0 billion in non-convertible debt securities; and
•
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

For the year ended December 31, 2024, the Company repurchased 78,964 shares of its common stock pursuant to the Company Rule 10b5-1 Repurchase Plan.

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

For the year ended December 31, 2024, PSCM did not repurchase any shares of the Company’s common stock pursuant to the PSCM Rule 10b5-1 Stock Purchase Plan.

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

•
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
•
is organized under the laws of, and has its principal place of business in, the United States;
•
is not an investment company (other than a small business investment company wholly owned by the Company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
•
satisfies any of the following:
•
does not have any class of securities that is traded on a national securities exchange;
•
has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non- voting common equity of less than $250 million;
•
is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or
•
is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.
•
Securities of any eligible portfolio company that we control.
•
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
•
Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
•
Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities.
•
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

•
pursuant to Rule 13a-14 of the Exchange Act, our chief executive officer and chief financial officer are required to certify the accuracy of the consolidated financial statements contained in our periodic reports;
•
pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•
pursuant to Rule 13a-15 of the Exchange Act, subject to certain assumptions, our management is required to prepare an annual report regarding its assessment of our internal control over financial reporting and, depending on our accelerated filer status, this report may be required to be audited by our independent registered public accounting firm; and
•
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

We will furnish our stockholders with annual reports containing audited consolidated financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. As a BDC, we are required to file quarterly reports on Form 10-Q, annual reports on Form 10-K and current reports on Form 8-K with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC which is available on the SEC’s Internet site at http://www.sec.gov. We also make available, free of charge, on our website (www.palmersquarebdc.com) our proxy statement, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and you should not consider information contained on our website to be part of this annual report on Form 10-K or any other report we file with the SEC.

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

•
a citizen or individual resident of the United States;
•
a corporation (or other entity taxable as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States or any political subdivision thereof;
•
a trust if (a) a court in the United States has primary supervision over its administration and one or more U.S. persons have the authority to control all substantial decisions of the trust, or (b) the trust has a valid election in effect under applicable U.S. Treasury regulations to be treated as a U.S. person for federal income tax purposes; or
•
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

Taxation as a RIC

If we:

•
qualify as a RIC; and
•
satisfy the Annual Distribution Requirement,

then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain (generally defined as net long-term capital gains in excess of short-term capital losses) we distribute (or are deemed to distribute) to stockholders. We will be subject to U.S. federal income tax at regular corporate rates on any net income or net capital gain not distributed (or deemed distributed) to our stockholders.

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

•
continue to qualify to be treated as a BDC under the 1940 Act at all times during each taxable year;

•
derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, net income from certain “qualified publicly-traded partnerships,” or other income derived with respect to our business of investing in such stock or securities the (“90% Income Test”); and
•
diversify our holdings so that at the end of each quarter of the taxable year:
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

Actual or deemed distributions of our net capital gains to a Non-U.S. stockholder, and gains recognized by a Non-U.S. stockholder upon the sale of our common stock, generally will not be subject to federal withholding tax and will not be subject to U.S. federal income tax unless (i) the distributions or gains, as the case may be, are effectively connected with a U.S. trade or business of the Non-U.S. stockholder and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the Non-U.S. stockholder in the United States or (ii) in the case of an individual stockholder, the Non-U.S. stockholder is present in the United States for a period or periods aggregating 183 days or more during the year of the sale or the receipt of the distributions or gains and certain other conditions are met.

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

Summary of Risk Factors

The following is a summary of the principal risks that you should carefully consider before investing in our securities. Further details regarding each risk included in the below summary list can be found further below.

•
Dependence Upon Key Personnel of PSCM and the Investment Advisor — The success of the Company is highly dependent on the financial and managerial expertise of the Investment Advisor and, in turn, PSCM.
•
Operation in a Highly Competitive Market for Investment Opportunities — The business of investing in assets meeting our investment objective is highly competitive.
•
Financing Investments With Borrowed Money — The use of leverage magnifies the potential for gain or loss on amounts invested.
•
Changes in Interest Rates May Affect Our Cost of Capital and Net Investment Income — Because we borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds.
•
Investments in Leveraged Portfolio Companies — Leveraged companies in which we invest may have limited financial resources and may be unable to meet their obligations under their loans and debt securities that we hold.
•
Investments in CLOs — CLO vehicles that we invest in are typically very highly levered, and therefore, the junior debt and equity tranches that we invest in are subject to a higher degree of risk of total loss.
•
Investments in Covenant-Lite Loans — Our investments may include Covenant-Lite Loans, which may give us fewer rights and subject us to greater risk of loss than loans with financial maintenance covenants.
•
Risks Regarding Distributions — We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions.
•
Dependence on Strong Referral Relationships — We depend upon our Investment Advisor and its affiliates to maintain their relationships with private equity sponsors, placement agents, investment banks, management groups and other financial institutions, and we expect to rely to a significant extent upon these relationships to provide us with potential investment opportunities.
•
Uncertainty Regarding the Value of Portfolio Investments — The fair value of loans, securities and other investments that are not publicly traded may not be readily determinable and we will value these investments at fair value as determined in good faith by our Investment Advisor (subject to the Board’s oversight).
•
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

Principals and other employees of our Investment Advisor, including members of the Investment Advisor’s Investment Committee, may serve as directors of, or in a similar capacity with, portfolio companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material non-public information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us.

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

Illustration

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual results may be higher or lower than those appearing below.

Assumed Return on Our Portfolio(1)

(net of expenses)

	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common stockholder	(36.35)%	(23.27)%	(10.19)%	2.89%	15.97%

(1)
Assumes (i) $1.4 billion in total assets as of December 31, 2024, (ii) $1.4 billion in non-controlled, non-affiliated investments at fair value as of December 31, 2024, (iii) $804.2 million in outstanding indebtedness as of December 31, 2024, (iv) $537.8 million in net assets as of December 31, 2024 and (iv) weighted average interest rate of 6.82% on our indebtedness for the twelve months ended December 31, 2024.

Based on outstanding indebtedness of $804.2 million as of December 31, 2024, and the weighted average effective interest rate of 6.82%, our investment portfolio would have had to produce an annual return of approximately 3.90% to cover annual interest payments on outstanding debt.

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

We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the loans and debt securities we acquire, the default rate on such loans and securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. Moreover, as of December 31, 2024, 100% of our investments were classified as Level 1 or Level 2, which may cause our NAV to experience greater fluctuations than funds with a greater proportion of Level 3 assets. In light of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

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

We are subject to risks associated with artificial intelligence and machine learning technology.

Artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials, or collectively, AI, and its current and potential future applications including in the private investment and financial industries, as well as the legal and regulatory frameworks within which AI operates, continue to rapidly evolve.

Recent technological advances in AI pose risks to the Company, the Investment Advisor, and our portfolio companies. The Company and our portfolio companies could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to the Company, also use AI in their business activities. We and our portfolio companies may not be in a position to control the use of AI technology in third-party products or services.

Use of AI could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming partly accessible by other third-party AI applications and users. While the Investment Advisor does not currently use AI to make investment recommendations, the use of AI could also exacerbate or create new and unpredictable risks to our business, the Investment Advisor’s business, and the business of our portfolio companies, including by potentially significantly disrupting the markets in which we and our portfolio companies operate or subjecting us, our portfolio companies and the Investment Advisor to increased competition and regulation, which could materially and adversely affect business, financial condition or results of operations of us, our portfolio companies and the Investment Advisor. In addition, the use of AI by bad actors could heighten the sophistication and effectiveness of cyber and security attacks experienced by our portfolio companies and the Investment Adviser.

Independent of its context of use, AI technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that AI technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI technology. To the extent that we or our portfolio companies are exposed to the risks of AI use, any such inaccuracies or errors could have adverse impacts on the Company or our investments.

AI technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.

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

We are subject to risks associated with forming CLOs

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

•
increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portfolio company;
•
exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
•
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

The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of such senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens:

•
the ability to cause the commencement of enforcement proceedings against the collateral;
•
the ability to control the conduct of such proceedings;
•
the approval of amendments to collateral documents;
•
releases of liens on the collateral; and
•
waivers of past defaults under collateral documents.

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

•
OID instruments and PIK securities may have unreliable valuations because the accretion of OID as interest income and the continuing accruals of PIK securities require judgments about their collectability and the collectability of deferred payments and the value of any associated collateral.
•
OID instruments may create heightened credit risks because the inducement to the borrower to accept higher interest rates in exchange for the deferral of cash payments typically represents, to some extent, speculation on the part of the borrower.
•
For accounting purposes, cash distributions to stockholders that include a component of accreted OID income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of accreted OID income may come from the cash invested by the stockholders, the 1940 Act does not require that stockholders be given notice of this fact.
•
The higher interest rates on PIK securities reflects the payment deferral and increased credit risk associated with such instruments and PIK securities generally represent a significantly higher credit risk than coupon loans.
•
The presence of accreted OID income and PIK interest income create the risk of non-refundable cash payments to the Investment Advisor in the form of incentive fees on income that will be payable subsequent to a Listing based on non-cash accreted OID income and PIK interest income accruals that may never be realized.
•
Even if accounting conditions are met, borrowers on such securities could still default when our actual collection is expected to occur at the maturity of the obligation.
•
PIK interest has the effect of generating investment income and increasing the incentive fees that will be payable subsequent to a Listing at a compounding rate. In addition, the deferral of PIK interest also reduces the loan-to-value ratio at a compounding rate.
•
Market prices of OID instruments are more volatile because they are affected to a greater extent by interest rate changes than instruments that pay interest periodically in cash.

•
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

General Risk Factors

Global capital markets may experience periods of severe disruption and instability in the future. These conditions have historically affected and could again materially and adversely affect debt and equity capital markets in the United States and around the world and our business.

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

The Russian invasion of Ukraine and the conflicts in the Middle East may have a material adverse impact on us and our portfolio companies.

The conflict between Russia and Ukraine and in the Middle East could lead to disruption, instability and volatility in global markets, economies and industries that could negatively impact our business, results of operations and financial condition. The conflicts have already resulted in significant volatility in certain equity, debt and currency markets, material increases in certain commodity prices, and economic uncertainty. The conflict may escalate and its resolution is unclear. For example, the U.S. government and other governments have imposed severe sanctions against Russia and Russian interests and threatened additional sanctions and controls. Sanctions and export control laws and regulations are complex, frequently changing, and increasing in number, and they may impose additional legal compliance costs or business risks associated with our operations. Because this is an uncertain and evolving situation, its full impact is unknown at this time.

In addition, the ongoing conflict involving the Middle East may also cause additional inflation, disrupt supply chains and potentially destabilize the region. These ongoing conflicts may also disrupt local, regional, national, and global markets and economies affected by sanctions, and it is not possible to predict how long any such disruption may last. It is also not possible to predict with certainty these ongoing conflicts’ additional adverse effects on existing macroeconomic conditions, currency exchange rates, and financial markets, all of which may affect our business operations or the business operations of our portfolio companies.

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

Uncertainty about presidential administration initiatives could negatively impact our business, financial condition and results of operations.

There is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as at the state and local levels. Recent events, including the 2024 U.S. presidential election, have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. The presidential administration’s changes to U.S. policy may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

Our business is dependent on bank relationships and strain on the banking system may adversely impact us.

The financial markets have in the past encountered volatility associated with concerns about the balance sheets of banks, especially small and regional banks who may have significant losses associated with investments that make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government has announced measures to assist these banks and protect depositors, others may be materially and adversely impacted. Our business is dependent on bank relationships, including small and regional banks, and we proactively monitor the financial health of banks with which we (or our portfolio companies) do or may in the future do business. To the extent that our portfolio companies work with banks that are negatively impacted by the foregoing, such portfolio companies’ ability to access their own cash, cash equivalents and investments may be threatened. In addition, such affected portfolio companies may not be able to enter into new banking arrangements or credit facilities, or receive the benefits of their existing banking arrangements or credit facilities. Any such developments could harm our business, financial condition, and operating results, and prevent us from fully implementing our investment plan. Continued strain on the banking system may adversely impact our business, financial condition and results of operations.

A significant adverse development with one or more national or regional banks, financial institutions or other participants in the financial or capital markets may spread to others and lead to significant concentrated or market-wide problems (such as defaults, liquidity problems, impairment charges, additional bank runs and/or losses) for other participants in these markets. Future developments, including actions taken by the U.S. Department of Treasury, Federal Deposit Insurance Corporation and Federal Reserve Board, and systemic risk in the U.S. and global banking sectors and broader economies in general, are difficult to assess and quantify, and the form and magnitude of such developments or other actions could have an adverse effect on our business, financial condition and results of operations.

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

•
significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which are not necessarily related to the operating performance of these companies;
•
price and volume fluctuations in the overall stock market from time to time;
•
the inclusion or exclusion of our stock from certain indices;
•
changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
•
any loss of RIC or BDC status;
•
changes in earnings or perceived changes or variations in operating results;
•
changes or perceived changes in the value of our portfolio of investments;
•
changes in accounting guidelines governing valuation of our investments;
•
any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•
the inability of our Investment Advisor to employ additional experienced investment professionals or the departure of any of our Investment Advisor’s key personnel;
•
short-selling pressure with respect to shares of our common stock or BDCs generally;

•
future sales of our securities convertible into or exchangeable or exercisable for our common stock or the conversion of such securities;
•
uncertainty surrounding the strength of the U.S. economy;
•
operating performance of companies comparable to us;
•
general economic trends and other external factors; and
•
loss of a major funding source.

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

Holders

As of February 26, 2025, we had 117 record holders of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street name.”

Price Range of Common Stock

The following table sets forth, for each fiscal quarter during the last fiscal year and the current fiscal year to date, the net asset value, or NAV, per share of our common stock, the high and low closing sales prices for our common stock and such sales prices as a percentage of NAV per share.

		Closing Sale Prices (2)
	NAV (1)	High	Low	Premium/(Discount) of High Sale Price to NAV (3)	Premium/(Discount) of Low Sale Price to NAV (3)
Year ended December 31, 2024
First Quarter	$17.16	$16.76	$15.95	(2.3)%	(7.1)%
Second Quarter	$16.85	$16.83	$15.90	(0.1)%	(5.6)%
Third Quarter	$16.61	$16.68	$16.04	0.4%	(3.4)%
Fourth Quarter	$16.50	$16.30	$15.20	(1.2)%	(7.9)%
Year ending December 31, 2025
First Quarter (through February 25, 2025)	*	$15.98	$15.15	*	*

(1)
NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAV per share shown is based on outstanding shares at the end of each period.
(2)
Closing sales price as provided by NYSE.
(3)
Calculated as of the respective high or low closing sales price divided by the quarter end NAV.

* Not determinable at the time of filing.

Distributions

The following table reflects the distributions declared on shares during the fiscal year ended December 31, 2024:

Declaration Date	Record Date	Per Share	Payment Date	Total Distributions Declared
3/20/2024	3/28/2024	$0.490	4/10/2024	$15,950,869
5/7/2024	6/28/2024	0.420	7/16/2024	13,678,310
6/20/2024	6/28/2024	0.050	7/16/2024	1,628,370
8/7/2024	9/27/2024	0.420	10/14/2024	13,702,071
9/23/2024	9/27/2024	0.050	10/14/2024	1,631,199
11/5/2024	12/27/2024	0.420	1/13/2025	13,693,684
12/23/2024	12/27/2024	0.060	1/13/2025	1,956,241
				$62,240,744

The following table reflects the distributions declared on shares during the fiscal year ended December 31, 2023:

Declaration Date	Record Date	Per Share	Payment Date	Total Distributions Declared
5/16/2023	5/17/2023	$0.520	5/18/2023	$13,183,368
8/14/2023	8/15/2023	0.540	8/16/2023	13,928,820
9/29/2023	9/29/2023	0.560	10/17/2023	14,678,378
12/20/2023	12/21/2023	0.535	12/22/2023	14,277,719
				$56,068,285

The following table reflects the distributions declared on shares during the fiscal year ended December 31, 2022:

Declaration Date	Record Date	Per Share	Payment Date	Total Distributions Declared
5/12/2022	5/17/2022	$0.370	5/18/2022	$8,439,969
8/11/2022	8/16/2022	0.440	8/17/2022	10,147,434
11/10/2022	11/15/2022	0.440	11/16/2022	10,284,466
12/30/2022	12/30/2022	0.640	1/17/2023	15,183,248
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

Performance Graph

The following graph compares the cumulative total return on our common stock with the cumulative total return of the Standard & Poor's 500 Stock Index ("S&P 500"), Standard & Poor's BDC Index ("S&P BDC Index"), Morningstar LTSA US Leveraged Loan Index ("Leveraged Loan Index"), and the Bloomberg US Corporate High Yield Bond Index ("High Yield Bond Index") for the period January 18, 2024 (the date of our IPO) to December 31, 2024. This comparison assumes $100.00 was invested in our common stock at the closing price of our common stock on January 18, 2024 and in the comparison groups and assumes the reinvestment of all cash dividends on the ex-dividend date prior to any tax effect. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table sets forth information regarding repurchases of our common stock during the year ended December 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs (Dollars in Thousands) (1)
April 1, 2024 through April 30, 2024	17,251	$16.14	17,251	$14,722
May 1, 2024 through May 31, 2024	600	16.28	17,851	14,712
June 1, 2024 through June 30, 2024	3,501	16.57	21,352	14,654
July 1, 2024 through July 31, 2024	8,835	16.17	30,187	14,511
August 1, 2024 through August 31, 2024	-	-	30,187	14,511
September 1, 2024 through September 30, 2024	477	16.06	30,664	14,503
October 1, 2024 through October 31, 2024	1,930	15.85	32,594	14,473
November 1, 2024 through November 30, 2024	17,185	15.79	49,779	14,201
December 1, 2024 through December 31, 2024	29,185	15.87	78,964	13,738
Total	78,964	$15.98	78,964	$13,738

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

Portfolio and Investment Activity

As of December 31, 2024, our weighted average total yield to maturity of debt and income producing securities at fair value was 10.65%, and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 9.06%.

As of December 31, 2023, our weighted average total yield to maturity of debt and income producing securities at fair value was 10.51%, and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 8.93%.

As of December 31, 2024, we had 262 debt and equity investments in 207 portfolio companies with an aggregate fair value of approximately $1.3 billion.

As of December 31, 2023, we had 227 debt and equity investments in 191 portfolio companies with an aggregate fair value of approximately $1.0 billion.

Our investment activity for the years ended December 31, 2024, 2023, and 2022 is presented below (information presented herein is at amortized cost unless otherwise indicated).

	For the Year Ended December 31,
	2024	2023	2022
New investments:
Gross investments	$773,809,544	$273,733,424	$278,951,054
Less: sold investments	(468,762,595)	(247,083,117)	(314,355,643)
Total new investments	305,046,949	26,650,307	(35,404,589)

Principal amount of investments funded:
First-lien senior secured debt investments	$687,351,131	$267,272,174	$247,233,397
Second-lien senior secured debt investments	46,287,869	3,858,750	19,102,118
Corporate bonds	4,095,000	2,602,500	-
Convertible bonds	-	-	3,728,288
Collateralized securities and structured products - debt	34,817,350	-	-
CLO Equity	-	-	8,887,251
Common stock	1,258,194	-	-
Total principal amount of investments funded	773,809,544	273,733,424	278,951,054

Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$416,686,491	$233,535,659	$292,852,517
Second-lien senior secured debt investments	24,881,614	8,013,549	11,938,325
Corporate Bonds	4,020,000	-	987,500
Convertible bonds	-	-	4,504,808
CLO Equity	11,174,490	2,533,909	1,976,080
Collateralized securities and structured products - debt	12,000,000	3,000,000	1,501,875
Common Stock	-	-	594,538
Total principal amount of investments sold or repaid	$468,762,595	247,083,117	314,355,643

Our investment activity for the years ended December 31, 2024 and December 31, 2023 is presented below (information presented herein is at par unless otherwise indicated). New investment commitment refers to long-term funded commitments in new securities made during the year that remained outstanding as of December 31, 2024 and December 31, 2023, respectively.

	For the Year Ended December 31,
	2024	2023	2022
Number of new investment commitments	94	67	38
Average new investment commitment amount	$4,419,385	$3,802,624	$4,784,093
Weighted average maturity for new investment commitments	5.60 years	5.19 years	5.95 years
Percentage of new debt investment commitments at floating rates	100.00%	98.82%	100.00%
Percentage of new debt investment commitments at fixed rates	0.00%	1.18%	0.00%
Weighted average interest rate of new investment commitments(1)	9.12%	10.22%	9.17%
Weighted average spread over reference rate of new floating rate investment commitments(2)	4.62%	4.87%	4.80%
Weighted average interest rate on long-term investments sold or paid down	9.68%	9.56%	5.45%

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

As of December 31, 2024 and December 31, 2023, our investments consisted of the following:

	December 31, 2024		December 31, 2023
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt	$1,243,362,037	$1,206,603,630	$984,089,538	$952,100,626
Second-lien senior secured debt	84,821,531	77,650,130	67,449,770	55,989,218
Corporate Bonds	4,883,315	4,214,315	4,495,104	4,239,975
CLO Mezzanine	37,827,370	38,147,753	14,859,567	13,764,620
CLO Equity	13,029,085	10,003,685	24,478,438	18,953,309
Equity	1,258,194	1,081,497	-	-
Short-term investments	69,429,935	69,429,935	63,763,005	63,763,005
Total Investments	$1,454,611,467	$1,407,130,945	$1,159,135,422	$1,108,810,753

The table below describes investments by industry composition based on fair value as of December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
Software	10.2%	14.0%
Healthcare Providers and Services	9.4%	9.3%
Professional Services	7.7%	7.2%
IT Services	6.7%	6.7%
Chemicals	5.1%	2.9%
Insurance	5.0%	5.9%
Short-Term Investments	4.9%	5.8%
Construction and Engineering	4.5%	2.6%
Diversified Financial Services	3.9%	4.2%
Independent Power and Renewable Electricity Producers	3.3%	3.4%
Hotels, Restaurants and Leisure	3.1%	4.2%
Media	3.1%	3.7%
Electronic Equipment, Instruments and Components	2.8%	1.5%
Structured Note	2.7%	1.2%
Diversified Consumer Services	2.6%	1.6%
Auto Components	2.2%	1.7%
Diversified Telecommunication Services	2.2%	0.8%
Internet Software and Services	1.9%	1.4%
Food Products	1.9%	2.0%
Building Products	1.9%	2.9%
Machinery	1.8%	1.6%
Energy Equipment and Services	1.7%	1.4%
Containers and Packaging	1.5%	1.7%
Metals and Mining	1.4%	1.2%
Aerospace and Defense	0.7%	1.2%
Industrial Conglomerates	0.7%	0.4%
Structured Subordinated Note	0.7%	1.7%
Interactive Media Services	0.7%	—
Electrical Equipment	0.7%	0.5%
Wireless Telecommunication Services	0.7%	0.6%
Real Estate Management and Development	0.6%	0.6%
Road and Rail	0.6%	0.5%
Healthcare Equipment and Supplies	0.6%	0.8%
Commercial Services and Supplies	0.6%	1.3%
Pharmaceuticals	0.6%	0.6%
Electric Utilities	0.6%	—
Specialty Retail	0.5%	0.6%
Household Durables	0.2%	0.4%
Oil, Gas and Consumable Fuels	—	0.9%
Healthcare Technology	—	1.0%
Total	100.0%	100.0%

The table below shows the weighted average yields and interest rate of our debt investments at fair value as of December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
Weighted average total yield of debt and income producing securities	10.65%	10.51%
Weighted average interest rate of debt and income producing securities(1)	8.93%	10.10%
Weighted average spread over reference rate of all floating rate investments (2)	4.48%	4.61%

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

Results of Operations

The following table represents the operating results for the years ended December 31, 2024, 2023, and 2022:

	For the Year Ended December 31,
	2024	2023	2022
Total investment income	$143,513,299	$112,223,607	$74,499,900
Less: Net expenses	80,912,917	54,236,087	33,419,068
Net investment income	62,600,382	57,987,520	41,080,832
Net realized gains (losses) on investments	(17,778,119)	(2,715,413)	(8,130,187)
Net change in unrealized gains (losses) on investments	2,843,502	52,563,544	(107,432,980)
Net increase (decrease) in net assets resulting from operations	$47,665,765	$107,835,651	$(74,482,335)

Investment Income

Investment income for the years ended December 31, 2024, 2023, and 2022, was as follows:

	For the Year Ended December 31,
	2024	2023	2022
Interest from investments	$137,508,964	$107,739,382	$73,705,450
Dividend income	3,315,849	4,066,745	610,203
Payment-in-kind interest income	1,123,611	-	-
Other income	1,564,875	417,480	184,247
Total investment income	$143,513,299	$112,223,607	$74,499,900

For the years ended December 31, 2024, 2023, and 2022, total investment income was driven by interest income from our investments. The size of our investment portfolio at fair value decreased from $1.1 billion as of December 31, 2021 to $966.9 million as of December 31, 2022, increased from $966.9 million as of December 31, 2022 to $1.0 billion as of December 31, 2023, and increased from $1.0 billion as of December 31, 2023 to $1.3 billion as of December 31, 2024. All debt and short-term investments were income producing, except for two loans on non-accrual status as of December 31, 2024. As of December 31, 2024, loans on non-accrual status represented 0.08% of the total investments at fair value (or 0.46% at amortized cost). There were no loans on non-accrual status as of December 31, 2023 and December 31, 2022.

Expenses

Operating expenses for the years ended December 31, 2024, 2023, and 2022, were as follows:

	For the Year Ended December 31,
	2024	2023	2022
Interest expense	$58,006,112	$44,483,152	$23,452,169
Incentive fees	8,553,414	-	-
Management fees	9,704,528	8,408,074	8,328,713
Other operating expenses	4,549,374	2,320,870	2,604,275
Directors fees	150,000	75,000	75,000
Management fee waiver	(50,511)	(1,051,009)	(1,041,089)
Net expenses	$80,912,917	$54,236,087	$33,419,068

Net expenses for the year ended December 31, 2024 were $80.9 million, which consisted of $58.0 million in interest and debt financing, $8.6 million in incentive fees, $9.7 million in management fees, $4.5 million in other operating expenses, and $150 thousand in directors fees offset by $51 thousand in management fee waiver from the Investment Advisor.

Interest expense increased during the year ended December 31, 2024 compared to the prior year primarily due to the average balance of debt increasing from $629.6 million at December 31, 2023 to $801.0 million at December 31, 2024 (interest rates increased slightly from 6.58% to 6.82% during the same period) under our BoA Credit Facility, WF Credit Facility, CLO Transaction and incentive fees due to the Investment Advisor upon completion of the IPO.

Net expenses for the year ended December 31, 2023 were $54.2 million, which consisted of $44.5 million in interest and debt financing, $8.4 million in management fees, $2.3 million in other operating expenses, and $75 thousand in directors fees offset by $1.1 million in management fee waiver from the Investment Advisor.

Interest expense increased during the year ended December 31, 2023, primarily due to the average balance of debt increasing under our BoA Credit Facility and WF Credit Facility. Average debt outstanding decreased from $667.5 million to $629.6 million for the years ended December 31, 2022 and December 31, 2023, respectively. Management fees increased due to a higher value of average net assets during the period. Average net assets increased from $416.4 million to $420.4 million as of December 31, 2022 and December 31, 2023, respectively.

Net expenses for the year ended December 31, 2022 were $33.4 million, which consisted of $23.5 million in interest and debt financing, $8.3 million in management fees, $2.6 million in other operating expenses, and $75 thousand in directors fees offset by $1.0 million in management fee waiver from the Investment Advisor.

Net Change in Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the years ended December 31, 2024, 2023, and 2022, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the Year Ended December 31,
	2024	2023	2022
Unrealized gains on investments	$46,779,273	$65,920,976	$1,635,443
Unrealized (losses) on investments	(43,935,771)	(13,357,432)	(109,068,423)
Net change in unrealized gains (losses) on investments	$2,843,502	$52,563,544	$(107,432,980)

The change in unrealized appreciation (depreciation) for the years ended December 31, 2024, 2023, and 2022 totaled $2.8 million, $52.6 million, and $(107.4) million, respectively. For the year ended December 31, 2024, this consisted of net unrealized depreciation of $18.6 million related to existing portfolio investments and net unrealized appreciation of $21.4 million related to exited portfolio investments (a portion of which has been reclassified to realized gains). For the year ended December 31, 2023, this consisted of net unrealized appreciation of $41.1 million related to existing portfolio investments and net unrealized appreciation of $11.5 million related to exited portfolio investments (a portion of which has been reclassified to realized gains). For the year ended December 31, 2022, this consisted of net unrealized depreciation of $106.2 million related to existing portfolio investments and net unrealized depreciation of $1.2 million related to exited portfolio investments (a portion of which has been reclassified to realized gains).

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

During the year ended December 31, 2024, we experienced a net increase in cash and cash equivalents of $649 thousand. During the period, net cash used in operating activities was $200.6 million, primarily as a result of fundings of portfolio investments (excluding investments in short-term investments) of $773.8 million, partially offset by proceeds received from sale of investments of $468.8 million. We funded short-term investments during the period, and as of the end of the period we held $69.4 million in fair value of short-term investments. During the same period, net cash provided by financing activities was $201.2 million, primarily consisting of $300.0 million in proceeds from the CLO Transaction (as defined below), offset by $137.1 million of net repayments under the BoA Credit Facility and WF Credit Facility and distributions paid in cash of $46.6 million, partially increased by proceeds from the issuance of common stock of $89.7 million.

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

As of December 31, 2024 and December 31, 2023, we had cash and cash equivalents of $2.8 million and $2.1 million, respectively. As of December 31, 2024, we had $172.7 million in undrawn capacity under the BoA Credit Facility and $24.2 million in undrawn capacity under the WF Credit Facility. As of December 31, 2023, we had $221.0 million in undrawn capacity under the BoA Credit Facility and $38.7 million in undrawn capacity under the WF Credit Facility.

As a BDC, we are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. As of December 31, 2024, our asset coverage ratio was 167%.

Capital Contributions

During the years ended December 31, 2024, 2023, and 2022, the Company issued and sold 5,576,363 shares at an aggregate purchase price of $91.7 million, 2,816,166 shares at an aggregate purchase price of $46.7 million, and 1,716,297 shares at an aggregate purchase price of $29.2 million, respectively. These amounts include shares issued in reinvestment.

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

For the year ended December 31, 2024, we repurchased 78,964 shares of our common stock pursuant to the Company Rule 10b5-1 Repurchase Plan.

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

For the year ended December 31, 2024, PSCM did not repurchase any shares of our common stock pursuant to the PSCM Rule 10b5-1 Stock Purchase Plan.

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

As of December 31, 2024, we had $352.3 million principal outstanding and $172.7 million of available Commitments under the BoA Credit Facility, and PS BDC Funding was in compliance with the applicable covenants in the BoA Credit Facility on such date.

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

As of December 31, 2024, we had $150.8 million outstanding and $24.2 million of available Commitments under the WF Credit Facility, and PS BDC Funding II was in compliance with the applicable covenants in the WF Credit Facility on such date.

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

As of December 31, 2024, we had outstanding indebtedness under the CLO Transaction of $300.0 million.

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

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at December 31, 2024 is as follows:

	Contractual Obligations Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
BoA Credit Facility, Net	$-	$-	$350,123,183	$-	$350,123,183
WF Credit Facility, Net	-	-	151,527,419	-	$151,527,419
CLO Transaction, Net	-	-	-	302,505,057	$302,505,057
Total contractual obligations	$-	$-	$501,650,602	$302,505,057	$804,155,659

Off-Balance Sheet Arrangements

Unfunded commitments to provide funds to portfolio companies are not recorded on our consolidated statements of assets and liabilities. Our unfunded commitments may be significant from time to time. Unfunded commitments may expire without being drawn upon and the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2024 and December 31, 2023, we had 26 unfunded commitments totaling $21.6 million and 15 unfunded commitments totaling $20.1 million, respectively. See “Note 9. Commitments and Contingencies” in the notes to the accompanying consolidated financial statements for specific identification of the unfunded commitments. We believe we maintain sufficient liquidity in the form of cash (including restricted cash, if any), receivables and borrowing capacity to fund these unfunded commitments should the need arise. See Financial Condition, Liquidity and Capital Resources above.

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

Assuming that the consolidated statements of assets and liabilities as of December 31, 2024 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rate.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 300 basis points	$(41,508,891)	$(24,093,153)	$(17,415,738)
Down 200 basis points	(27,567,766)	(16,062,102)	(11,505,664)
Down 100 basis points	(13,778,516)	(8,031,051)	(5,747,465)
Up 100 basis points	13,778,516	8,031,051	5,747,465
Up 200 basis points	27,567,766	16,062,102	11,505,664
Up 300 basis points	41,508,891	24,093,153	17,415,738

The data in the table are based on our current statements of assets and liabilities. As of December 31, 2024, the Company had $59.7 million in net purchases that had not yet settled and $21.6 million in unfunded commitments. After settlement of these purchases, the change in interest expense will be larger as a result of the increase in the amount borrowed under the BoA Credit Facility, WF Credit Facility or CLO Transaction, as applicable. The table does not include any change in dividend income from our money market investments.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Palmer Square Capital BDC Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Palmer Square Capital BDC Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2024 and 2023 by correspondence with the custodian, brokers and agent banks. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Kansas City, Missouri

February 27, 2025

We have served as the Company’s auditor since 2019.

PCAOB ID: 238

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Assets and Liabilities

	December 31, 2024	December 31, 2023
Assets:
Non-controlled, non-affiliated investments, at fair value (amortized cost of $1,454,611,467 and $1,159,135,422, respectively)	$1,407,130,945	$1,108,810,753
Cash and cash equivalents	2,766,409	2,117,109
Receivables:
Receivable for sales of investments	7,799,523	97,141
Receivable for paydowns of investments	1,347,516	344,509
Due from investment adviser	248,110	1,718,960
Dividend receivable	259,625	301,637
Interest receivable	11,458,267	8,394,509
Prepaid expenses and other assets	32,364	30,100
Total Assets	$1,431,042,759	$1,121,814,718

Liabilities:
Credit facilities (net of deferred financing costs of $5,375,986 and $3,211,510, respectively) (Note 6)	$501,650,602	$641,828,805
Notes (net of deferred financing costs of $1,748,822) (Note 6)	302,505,057	-
Payables:
Payable for investments purchased	67,460,523	14,710,524
Distributions payable	15,649,925	-
Management fee payable	2,413,798	2,252,075
Incentive fee payable	2,149,132	-
Accrued other general and administrative expenses	1,368,753	1,067,921
Total Liabilities	$893,197,790	$659,859,325

Commitments and contingencies (Note 9)

Net Assets:
Common Shares, $0.001 par value; 450,000,000 shares authorized; 32,600,193 and 27,102,794 as of December 31, 2024 and December 31, 2023, respectively issued and outstanding	$32,600	$27,103
Additional paid-in capital	611,122,164	520,663,106
Total distributable earnings (accumulated deficit)	(73,309,795)	(58,734,816)
Total Net Assets	$537,844,969	$461,955,393
Total Liabilities and Net Assets	$1,431,042,759	$1,121,814,718
Net Asset Value Per Common Share	$16.50	$17.04

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Operations

	For the Year Ended December 31,
	2024	2023	2022
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$137,508,964	$107,739,382	$73,705,450
Dividend income	3,315,849	4,066,745	610,203
Payment-in-kind interest income	1,123,611	-	-
Other income	1,564,875	417,480	184,247
Total investment income from non-controlled, non-affiliated investments	143,513,299	112,223,607	74,499,900
Total Investment Income	143,513,299	112,223,607	74,499,900

Expenses:
Incentive fees	8,553,414	-	-
Interest expense	58,006,112	44,483,152	23,452,169
Management fees	9,704,528	8,408,074	8,328,713
Professional fees	1,451,419	792,645	741,961
Directors fees	150,000	75,000	75,000
Other general and administrative expenses	3,097,955	1,528,225	1,862,314
Total Expenses	80,963,428	55,287,096	34,460,157
Less: Management fee waiver (Note 3)	(50,511)	(1,051,009)	(1,041,089)
Net expenses	80,912,917	54,236,087	33,419,068
Net Investment Income (Loss)	62,600,382	57,987,520	41,080,832

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses):
Non-controlled, non-affiliated investments	(17,778,119)	(2,715,413)	(8,130,187)
Total net realized gains (losses)	(17,778,119)	(2,715,413)	(8,130,187)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	2,843,502	52,563,544	(107,432,980)
Total net change in unrealized gains (losses)	2,843,502	52,563,544	(107,432,980)
Total realized and unrealized gains (losses)	(14,934,617)	49,848,131	(115,563,167)

Net Increase (Decrease) in Net Assets Resulting from Operations	$47,665,765	$107,835,651	$(74,482,335)

Per Common Share Data:
Basic and diluted net investment income per common share	$1.93	$2.26	$1.78
Basic and diluted net increase (decrease) in net assets resulting from operations	$1.47	$4.20	$(3.22)
Weighted Average Common Shares Outstanding - Basic and Diluted	32,353,615	25,700,603	23,130,666

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Changes in Net Assets

	For the Year Ended December 31,
	2024	2023	2022
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$62,600,382	$57,987,520	$41,080,832
Net realized gains (losses) on investments and foreign currency transactions	(17,778,119)	(2,715,413)	(8,130,187)
Net change in unrealized gains (losses) on investments, foreign currency translations, and foreign currency exchange contracts	2,843,502	52,563,544	(107,432,980)
Net Increase (Decrease) in Net Assets Resulting from Operations	47,665,765	107,835,651	(74,482,335)

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(62,240,744)	(56,068,285)	(43,102,007)
Distributions declared from realized gains	-	-	(953,110)
Net Decrease in Net Assets Resulting from Stockholder Distributions	(62,240,744)	(56,068,285)	(44,055,117)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	89,652,500	17,654,225	5,023,801
Shares issued in connection with dividend reinvestment plan (Note 7)	2,073,866	29,090,320	24,159,545
Repurchase of common shares	(1,261,811)	-	-
Net Increase in Net Assets Resulting from Capital Share Transactions	90,464,555	46,744,545	29,183,346
Total Increase (Decrease) in Net Assets	75,889,576	98,511,911	(89,354,106)
Net Assets, Beginning of Period	461,955,393	363,443,482	452,797,588
Net Assets, End of Period	$537,844,969	$461,955,393	$363,443,482

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$47,665,765	$107,835,651	$(74,482,335)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gains)/losses on investments	17,778,119	2,715,413	8,130,187
Net change in unrealized (gains)/losses on investments	(2,843,502)	(52,563,544)	107,432,980
Net accretion of discount on investments	(1,417,318)	(1,851,339)	(1,717,453)
Payment-in-kind interest	(1,123,611)	-	-
Purchases of short-term investments	(868,013,259)	(578,708,751)	(374,447,403)
Purchases of portfolio investments	(773,809,544)	(273,733,424)	(278,951,054)
Proceeds from sale of short-term investments	862,346,328	565,459,502	402,242,952
Proceeds from sale of portfolio investments	468,762,595	247,083,117	314,355,643
Amortization of deferred financing cost	1,567,449	1,005,799	988,243
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in receivable for sales of investments	(7,702,382)	30,917,215	(13,620,479)
(Increase)/decrease in interest and dividends receivable	(3,021,746)	(2,088,555)	(2,770,690)
(Increase)/decrease in due from investment adviser	1,470,850	(1,484,858)	46,638
(Increase)/decrease in receivable for paydowns of investments	(1,003,007)	(208,390)	91,429
(Increase)/decrease in prepaid expenses and other assets	(2,264)	568,233	(402,331)
Increase/(decrease) in interest payable on credit facilities	3,385,063	2,326,070	1,160,678
Increase/(decrease) in payable for investments purchased	52,749,999	(28,040,224)	(61,528,210)
Increase/(decrease) in management fees payable	161,723	379,260	(373,103)
Increase/(decrease) in incentive fee payable	2,149,132	—	—
Increase/(decrease) in directors fee payable	—	—	(5,000)
Increase/(decrease) in accrued other general and administrative expenses	300,832	(67,579)	(1,038,008)
Net cash provided by (used in) operating activities	(200,598,778)	19,543,596	25,112,684

Cash Flows from Financing Activities:
Borrowings on the credit facilities	241,079,239	27,500,000	81,250,000
Payments on the credit facilities	(378,224,150)	(28,500,000)	(92,000,000)
Borrowings on the notes	300,000,000	-	-
Payments of debt issuance costs	(5,480,747)	(1,812,482)	-
Distributions paid in cash	(46,590,819)	(33,919,031)	(18,829,187)
Proceeds from issuance of common shares, net of change in subscriptions receivable	89,652,500	17,654,225	5,023,801
Purchase of common shares for dividend reinvestment plan	2,073,866	-	-
Repurchase of common shares	(1,261,811)	-	-
Net cash provided by (used in) financing activities	201,248,078	(19,077,288)	(24,555,386)
Net increase/(decrease) in cash and cash equivalents	649,300	466,308	557,298
Cash and cash equivalents, beginning of period	2,117,109	1,650,801	1,093,503
Cash and cash equivalents, end of period	$2,766,409	$2,117,109	$1,650,801

Supplemental and Non-Cash Information:
Interest paid during the period	$54,621,049	$42,157,082	$22,291,491
Distributions declared during the period	$62,240,744	$56,068,285	$44,055,117
Reinvestment of distributions during the period	$-	$29,090,320	$24,159,545
Distributions payable	$15,649,925	$-	$6,941,066

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2024

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Debt Investments
First Lien Senior Secured(2)
888 Holdings PLC (4)(8)	Hotels, Restaurants and Leisure	9.50% (S + 5.25%)	7/8/2028	$7,299,910	$7,148,457	$7,064,961	1.2%
AAdvantage Loyalty IP Ltd. (4)(8)	Insurance	9.63% (S + CSA + 4.75%)	4/20/2028	2,625,000	2,608,954	2,699,273	0.4%
AccentCare, Inc. (8)	Healthcare Providers and Services	8.52% (S + 4.00%)	9/20/2028	5,850,434	5,851,160	5,358,002	0.9%
Accession Risk Management Group, Inc. (6)	Insurance	9.30% (S + 4.75%)	11/1/2029	2,974,487	2,974,486	2,974,486	0.5%
Accession Risk Management Group, Inc. (6)	Insurance	9.26% (S + 4.75%)	11/1/2029	790,047	771,398	791,034	0.0%
Accession Risk Management Group, Inc. (7)	Insurance	9.15% (S + 4.75%)	11/1/2029	6,066,872	6,029,528	6,074,456	1.0%
Acrisure, LLC (8)	Insurance	7.36% (S + 3.00%)	11/6/2030	6,919,034	6,904,897	6,939,030	1.2%
Ahead DB Holdings, LLC (8)	IT Services	7.83% (S + 3.50%)	2/1/2031	4,447,650	4,408,272	4,483,787	0.8%
Aimbridge Acquisition Co., Inc. (8)	Hotels, Restaurants and Leisure	8.60% (S + CSA + 3.75%)	2/2/2026	8,099,719	7,991,683	5,281,705	1.0%
Albion Financing 3 S.a r.l. (Albion Financing LLC) (4)(8)	Diversified Consumer Services	9.10% (S + CSA + 4.25%)	8/16/2029	2,985,000	2,985,000	3,019,819	0.6%
Alliance Laundry Systems LLC (8)	Machinery	7.84% (S + 3.50%)	8/19/2031	3,000,000	2,985,548	3,023,849	0.6%
Allied Universal Holdco LLC (8)	Professional Services	8.21% (S + CSA + 3.75%)	5/12/2028	9,741,810	9,725,291	9,785,744	1.8%
American Rock Salt Company LLC (6)	Metals and Mining	11.78% (S + CSA + 7.00%)	6/9/2028	704,345	638,293	714,323	0.1%
American Rock Salt Company LLC (6)(11)	Metals and Mining	11.47% (S + CSA + 7.00%)	6/9/2028	188,127	188,127	198,881	0.0%
American Rock Salt Company LLC (6)	Metals and Mining	8.78% (S + CSA + 4.00%)	6/9/2028	5,794,849	5,792,135	5,274,211	1.0%
Amynta Agency Borrower Inc. (Amynta Warranty Borrower Inc.) (8)	Insurance	7.34% (S + 3.00%)	12/6/2031	10,491,160	10,331,015	10,504,274	2.0%
Ankura Consulting Group, LLC (6)	Professional Services	7.84% (S + 3.50%)	12/17/2031	4,378,000	4,378,000	4,390,762	0.8%
AP Gaming I, LLC (4)(8)	Hotels, Restaurants and Leisure	8.11% (S + 3.75%)	2/15/2029	8,285,870	8,205,740	8,367,030	1.6%
Aptean Acquiror Inc. (7)(12)	Software	2.82% (S + 5.00%)	1/30/2031	85,148	82,254	86,271	0.0%
Aptean Acquiror Inc. (7)	Software	9.58% (S + 5.00%)	1/30/2031	5,215,792	5,169,294	5,251,590	1.0%
Aramsco, Inc. (7)	Machinery	9.08% (S + 4.75%)	10/10/2030	5,448,563	5,376,923	5,082,978	0.9%
ARC Falcon I Inc. (8)	Chemicals	7.96% (S + CSA + 3.50%)	8/31/2028	7,083,440	7,062,793	7,136,601	1.3%
Aretec Group, Inc. (8)	Diversified Financial Services	7.86% (S + 3.50%)	8/9/2030	10,920,063	10,815,659	10,956,754	2.0%
Aruba Investments, Inc. (8)	Chemicals	8.46% (S + CSA + 4.00%)	10/28/2027	7,933,386	7,900,656	7,973,053	1.5%
Ascend Learning, LLC (8)	Professional Services	7.96% (S + CSA + 3.50%)	11/18/2028	10,244,388	10,184,764	10,312,462	1.9%
Aspire Bakeries Holdings, LLC (8)	Food Products	8.61% (S + 4.25%)	12/13/2030	10,583,342	10,578,140	10,702,404	2.0%
AssuredPartners, Inc (8)	Insurance	7.86% (S + 3.50%)	2/14/2031	9,925,000	9,913,322	9,957,554	1.9%
Athletico Management, LLC (6)	Healthcare Providers and Services	8.73% (S + CSA + 4.25%)	2/2/2029	7,044,375	7,021,551	5,462,913	1.0%
Autokiniton US Holdings, Inc. (8)	Auto Components	8.47% (S + CSA + 4.00%)	4/6/2028	9,966,137	9,963,966	9,922,535	1.8%
Aveanna Healthcare LLC (4)(8)	Healthcare Providers and Services	8.36% (S + CSA + 3.75%)	6/30/2028	9,610,655	9,532,100	9,546,407	1.8%
Bach Finance Limited (4)(8)	Diversified Consumer Services	8.26% (S + 3.75%)	2/26/2031	1,990,000	1,985,781	2,006,169	0.4%
BarBri Holdings, Inc. (7)	Professional Services	10.42% (S + CSA + 5.75%)	4/28/2028	7,250,000	7,250,000	7,250,000	1.3%
Barracuda Networks, Inc. (8)	Software	9.09% (S + 4.50%)	8/15/2029	10,319,697	10,101,711	9,573,480	1.8%
B'laster Holdings, LLC (7)	Chemicals	9.12% (S + 4.75%)	10/25/2029	1,633,334	1,633,334	1,614,909	0.3%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2024

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
B'laster Holdings, LLC (6)	Chemicals	9.08% (S + 4.75%)	10/25/2029	4,389,000	4,310,310	4,339,477	0.8%
Boxer Parent Company Inc. (8)	Software	8.34% (S + 3.75%)	7/30/2031	9,950,000	9,906,984	10,044,426	1.9%
Carriage Purchaser, Inc. (8)	Road and Rail	8.36% (S + 4.00%)	10/2/2028	8,793,633	8,793,520	8,833,028	1.6%
Carroll County Energy LLC (6)	Independent Power and Renewable Electricity Producers	8.33% (S + 4.00%)	6/30/2031	6,705,455	6,681,412	6,774,589	1.3%
Castle US Holding Corporation (7)	Professional Services	8.53% (S + CSA + 3.75%)	1/27/2027	1,941,053	1,937,162	1,156,304	0.2%
Castle US Holding Corporation (6)	Professional Services	8.78% (S + CSA + 4.00%)	1/31/2027	5,935,123	5,906,293	3,575,912	0.7%
CCI Buyer, Inc. (8)	Wireless Telecommunication Services	8.33% (S + 4.00%)	12/17/2027	9,626,106	9,621,288	9,647,572	1.8%
Cengage Learning, Inc. (8)	Diversified Consumer Services	8.01% (S + 3.50%)	3/24/2031	5,970,000	5,929,669	6,008,387	1.1%
Century De Buyer LLC (8)	Media	7.90% (S + 3.50%)	10/30/2030	1,990,000	1,973,127	2,010,726	0.4%
Congruex Group LLC (7)	Construction and Engineering	10.49% (S + 6.50% incl 5.00% PIK)	4/28/2029	6,218,118	6,113,609	4,838,473	0.9%
Connectwise LLC (8)	IT Services	8.09% (S + CSA + 3.50%)	9/29/2028	10,729,388	10,720,742	10,813,238	2.0%
Consolidated Communications, Inc. (4)(8)	Diversified Telecommunication Services	7.97% (S + CSA + 3.50%)	10/2/2027	8,428,009	8,052,013	8,357,256	1.6%
ConvergeOne Holdings, Inc. (6)	IT Services	10.21% (S + 5.75%)	6/4/2030	1,737,165	1,702,593	1,679,621	0.3%
Corelogic, Inc. (8)	Internet Software and Services	7.97% (S + CSA + 3.50%)	6/29/2028	9,719,540	9,664,400	9,614,520	1.8%
CP Atlas Buyer, Inc (8)	Building Products	8.21% (S + CSA + 3.75%)	11/23/2027	6,757,888	6,698,726	6,602,356	1.2%
CPM Holdings, Inc. (8)	Machinery	9.05% (S + 4.50%)	9/27/2028	7,969,500	7,925,726	7,749,223	1.4%
Creation Technologies Inc. (4)(8)	Electronic Equipment, Instruments and Components	10.35% (S + CSA + 5.50%)	10/5/2028	9,841,895	9,645,638	9,681,964	1.8%
Crown Subsea Communications Holding, Inc. (8)	Construction and Engineering	8.57% (S + 4.00%)	1/30/2031	7,417,737	7,394,854	7,547,548	1.4%
Curia Global, Inc. (8)	Healthcare Providers and Services	8.44% (S + CSA + 3.75%)	8/30/2026	4,751,577	4,747,305	4,556,074	0.8%
Deerfield Dakota Holding, LLC (8)	Diversified Financial Services	8.08% (S + 3.75%)	4/9/2027	4,775,000	4,746,893	4,681,004	0.9%
Delivery Hero SE (4)(6)	Diversified Consumer Services	9.52% (S + 5.00%)	12/12/2029	5,453,775	5,430,162	5,492,415	1.0%
Delta Topco, Inc. (6)	IT Services	8.20% (S + 3.50%)	11/30/2029	9,950,000	9,928,955	10,040,197	1.9%
DIRECTV Financing, LLC (8)	Media	9.85% (S + CSA + 5.00%)	8/2/2027	2,151,993	2,142,142	2,162,957	0.4%
Dotdash Meredith, Inc. (4)(8)	Media	8.05% (S + 3.50%)	12/1/2028	10,427,775	10,391,889	10,519,018	2.0%
Dwyer Instruments, LLC (6)	Electronic Equipment, Instruments and Components	9.27% (S + 4.75%)	7/21/2029	8,309,856	8,298,075	8,247,361	1.5%
ECL Entertainment, LLC (7)	Hotels, Restaurants and Leisure	7.86% (S + 3.50%)	8/30/2030	4,950,125	4,865,484	4,984,949	0.9%
Edelman Financial Engines Center, LLC, The (6)	Diversified Financial Services	7.36% (S + 3.00%)	4/7/2028	3,735,657	3,735,657	3,762,890	0.7%
Edgewater Generation, L.L.C. (8)	Independent Power and Renewable Electricity Producers	8.61% (S + 4.25%)	8/1/2030	8,282,051	8,291,034	8,409,264	1.6%
EFS Cogen Holdings I, LLC (8)	Independent Power and Renewable Electricity Producers	8.11% (S + 3.50%)	10/3/2031	6,611,286	6,614,123	6,652,607	1.2%
Endurance International Group, Inc., The (8)	Professional Services	8.14% (S + CSA + 3.50%)	2/10/2028	4,591,024	4,549,281	3,118,315	0.6%
Enverus Holdings, Inc. (7)(13)	Software	9.86% (S + 5.50%)	12/22/2029	14,089	8,187	16,806	0.0%
Enverus Holdings, Inc. (7)	Software	9.86% (S + 5.50%)	12/22/2029	6,169,595	6,086,741	6,185,913	1.2%
EP Purchaser, LLC (8)	Professional Services	9.09% (S + CSA + 4.50%)	11/6/2028	10,146,882	10,093,302	10,210,300	1.9%
EPIC Y-Grade Services, LP (8)	Energy Equipment and Services	10.34% (S + 5.75%)	6/29/2029	9,975,000	9,751,427	10,008,516	1.9%
Everest SubBidCo (4)(8)	IT Services	8.90% (S + 4.50%)	12/8/2031	5,340,000	5,260,000	5,290,000	1.0%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2024

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Filtration Group Corporation (8)	Industrial Conglomerates	7.97% (S + CSA + 3.50%)	10/21/2028	3,929,538	3,899,111	3,965,395	0.7%
First Brands Group, LLC (8)	Auto Components	9.85% (S + CSA + 5.00%)	3/30/2027	8,628,717	8,637,079	8,125,404	1.5%
Flash Charm, Inc. (8)	IT Services	8.07% (S + 3.50%)	3/2/2028	9,626,400	9,606,066	9,472,377	1.8%
Flexera Software LLC (8)	Software	7.35% (S + 3.00%)	3/3/2028	8,644,408	8,633,517	8,713,304	1.6%
Forest City Enterprises, L.P. (8)	Real Estate Management and Development	7.96% (S + CSA + 3.50%)	12/8/2025	3,000,000	2,894,740	2,947,500	0.5%
Fugue Finance, LLC (4)(8)	Diversified Consumer Services	8.51% (S + 4.00%)	1/31/2028	3,905,587	3,852,802	3,947,494	0.7%
Gainwell Acquisition Corp. (8)	Healthcare Providers and Services	8.43% (S + CSA + 4.00%)	10/1/2027	8,697,201	8,596,938	8,445,939	1.6%
Galway Borrower LLC (7)(15)	Insurance	8.82% (S + 0.50%)	9/29/2028	79,929	43,839	98,681	0.0%
Galway Borrower LLC (7)(14)	Insurance	4.50% (S + 4.50%)	9/29/2028	46,802	43,167	48,264	0.0%
Garda World Security Corporation (4)(8)	Diversified Consumer Services	7.90% (S + 3.50%)	2/1/2029	9,824,873	9,630,569	9,880,187	1.8%
Genuine Financial Holdings LLC (8)	Professional Services	8.36% (S + 4.00%)	9/27/2030	10,384,837	10,336,150	10,514,648	2.0%
Global Medical Response, Inc. (6)	Healthcare Providers and Services	9.53% (S + 5.50% incl 0.75% PIK)	10/31/2028	9,040,777	9,021,793	9,083,178	1.7%
Gloves Buyer, Inc. (8)	Industrial Conglomerates	8.47% (S + CSA + 4.00%)	1/20/2028	6,488,967	6,492,118	6,495,715	1.2%
Great Outdoors Group, LLC (8)	Specialty Retail	8.22% (S + CSA + 3.75%)	3/6/2028	6,865,743	6,849,707	6,912,087	1.3%
Grinding Media Inc. (Molycop Ltd.) (8)	Metals and Mining	8.02% (S + 3.50%)	10/12/2028	10,779,492	10,750,795	10,846,864	2.0%
GS AcquisitionCo, Inc. (7)	Software	9.58% (S + 5.25%)	5/25/2028	3,198,883	3,193,992	3,206,357	0.6%
GS AcquisitionCo, Inc. (7)(16)	Software	9.58% (S + 5.25%)	5/25/2028	351,120	347,795	354,164	0.1%
HAH Group Holding Company LLC (8)	Healthcare Providers and Services	9.36% (S + 5.00%)	9/24/2031	10,212,609	10,090,154	10,228,133	1.9%
Hamilton Projects Acquiror, LLC (6)	Electric Utilities	8.11% (S + 3.75%)	6/2/2031	7,832,000	7,813,852	7,902,958	1.5%
Help/Systems Holdings, Inc. (8)	Software	8.69% (S + CSA + 4.00%)	11/19/2026	6,708,446	6,689,518	5,931,742	1.1%
Holding Socotec (4)(6)	Construction and Engineering	8.36% (S + 3.75%)	6/30/2028	4,000,000	3,990,000	4,023,340	0.7%
Hunterstown Generation, LLC (8)	Independent Power and Renewable Electricity Producers	7.83% (S + 3.50%)	11/6/2031	2,992,500	2,977,966	3,016,440	0.6%
Idemia Group S.A.S. (4)(8)	Internet Software and Services	8.58% (S + 4.25%)	9/30/2028	6,947,500	6,966,861	7,034,344	1.3%
IMA Financial Group, Inc. (7)	Insurance	7.37% (S + 3.00%)	11/1/2028	4,863,063	4,849,492	4,875,220	0.9%
Imagefirst Holdings, LLC (7)	Healthcare Providers and Services	8.58% (S + 4.25%)	4/27/2028	6,912,281	6,819,210	6,929,561	1.3%
Inception Finco S.a r.l. (4)(7)	Healthcare Providers and Services	8.83% (S + 4.50%)	4/18/2031	3,980,000	3,960,640	4,014,328	0.7%
Ineos Quattro Holdings UK Limited (4)(8)	Chemicals	8.61% (S + 4.25%)	10/7/2031	4,000,000	4,015,000	4,045,000	0.8%
Ineos Quattro Holdings UK Limited (4)(6)	Chemicals	8.71% (S + CSA + 4.25%)	4/2/2029	2,992,462	3,003,508	3,018,646	0.6%
Ineos US Finance LLC (4)(8)	Chemicals	7.35% (S + 3.00%)	2/7/2031	4,975,031	4,930,699	5,021,697	0.9%
Infinite Bidco, LLC (8)	Electronic Equipment, Instruments and Components	8.60% (S + CSA + 3.75%)	3/2/2028	6,281,726	6,253,394	6,244,036	1.2%
Infinite Bidco, LLC (6)	Electronic Equipment, Instruments and Components	10.77% (S + CSA + 6.25%)	3/2/2028	2,940,000	2,935,545	2,947,350	0.5%
Inmar, Inc. (8)	Professional Services	9.36% (S + 5.00%)	10/30/2031	7,704,590	7,585,665	7,739,492	1.4%
Invenergy Thermal Operating I LLC (8)	Independent Power and Renewable Electricity Producers	8.06% (S + 3.75%)	8/14/2029	3,977,673	3,929,315	4,027,394	0.7%
Invenergy Thermal Operating I LLC (8)	Independent Power and Renewable Electricity Producers	8.06% (S + 3.75%)	8/14/2029	387,823	383,155	392,670	0.1%
Ivanti Software, Inc. (8)	Software	8.90% (S + CSA + 4.00%)	12/1/2027	962,500	961,859	667,734	0.1%
Ivanti Software, Inc. (8)	Software	9.12% (S + CSA + 4.25%)	12/1/2027	8,762,831	8,668,910	6,079,214	1.1%
IVC Acquisition, Ltd. (4)(8)	Professional Services	9.08% (S + 4.75%)	12/12/2028	7,559,854	7,482,496	7,629,556	1.4%
Jack Ohio Finance LLC (7)	Hotels, Restaurants and Leisure	9.22% (S + CSA + 4.75%)	10/31/2028	4,842,223	4,844,727	4,864,013	0.9%
Kleopatra Finco S.a.r.l (4)(8)	Containers and Packaging	9.72% (S + CSA + 4.73%)	2/4/2026	1,925,000	1,924,525	1,766,188	0.3%
LBM Acquisition, LLC (8)	Building Products	8.30% (S + CSA + 3.75%)	6/6/2031	10,486,987	10,388,333	10,414,889	1.9%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2024

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Lifescan Global Corporation (6)	Healthcare Equipment and Supplies	11.12% (S + CSA + 6.50%)	12/31/2026	4,915,602	4,909,410	1,720,461	0.3%
Lightstone Holdco LLC (8)	Independent Power and Renewable Electricity Producers	10.34% (S + 5.75%)	2/1/2027	13,815,952	13,328,042	13,997,287	2.6%
Lightstone Holdco LLC (8)	Independent Power and Renewable Electricity Producers	10.34% (S + 5.75%)	2/1/2027	781,479	753,917	791,736	0.1%
LogMeIn, Inc. (6)	IT Services	9.30% (S + CSA + 4.75%)	4/28/2028	4,110,159	4,082,690	3,755,657	0.7%
LogMeIn, Inc. (6)	IT Services	9.30% (S + CSA + 4.75%)	4/28/2028	4,110,159	4,080,014	1,888,618	0.4%
Logrhythm, Inc. (7)	IT Services	11.86% (S + 7.50%)	7/2/2029	6,363,636	6,363,636	6,218,582	1.2%
LSF12 Crown US Commercial Bidco, LLC (8)	Construction and Engineering	8.80% (S + 4.25%)	12/2/2031	10,000,000	9,987,727	10,000,050	1.9%
Magenta Security Holdings LLC (6)	Software	10.84% (S + 6.25%)	7/27/2028	949,963	938,743	969,262	0.2%
Magenta Security Holdings LLC (6)	Software	11.60% (S + CSA + 6.75%)	7/27/2028	641,850	638,367	593,711	0.1%
Magenta Security Holdings LLC (6)	Software	11.37% (S +CSA + 7.00 incl 6.25% PIK)	7/27/2028	1,153,421	1,148,852	693,973	0.1%
Magenta Security Holdings LLC (6)	Software	10.62% (S +CSA + 6.25 incl 5.50% PIK)	7/27/2028	6,088,275	6,069,701	2,141,764	0.4%
Maverick 1, LLC (6)	Software	9.10% (S + CSA + 4.25%)	5/18/2028	4,925,000	4,745,424	4,931,156	0.9%
Max US Bidco Inc. (6)	Food Products	9.36% (S + 5.00%)	10/3/2030	5,682,063	5,432,014	5,547,114	1.0%
Medical Solutions Holdings, Inc. (8)	Healthcare Providers and Services	8.19% (S + CSA + 3.50%)	11/1/2028	7,836,350	7,590,520	5,587,748	1.0%
Michael Baker International, LLC (8)	Construction and Engineering	9.11% (S + 4.75%)	12/1/2028	9,071,309	9,029,932	9,122,381	1.7%
Micro Holding Corp. (8)	IT Services	8.83% (S + 4.25%)	5/3/2028	5,798,563	5,680,945	5,808,131	1.1%
Micro Holding Corp. (8)	IT Services	8.61% (S + 4.25%)	12/31/2031	3,914,330	3,834,932	3,920,788	0.7%
Minotaur Acquisition, Inc. (6)	Diversified Financial Services	9.36% (S + 5.00%)	5/10/2030	1,162,791	1,162,791	1,150,257	0.2%
Minotaur Acquisition, Inc. (7)	Diversified Financial Services	9.36% (S + 5.00%)	5/10/2030	6,959,302	6,959,302	6,875,815	1.3%
MLN US HoldCo LLC (6)(9)	Diversified Telecommunication Services	8.95% (S + CSA + 4.50%)	12/31/2025	4,056,188	3,980,135	121,686	0.0%
Momentive Performance Materials Inc. (8)	Chemicals	8.36% (S + 4.00%)	3/29/2028	3,807,188	3,697,971	3,854,777	0.7%
MRI Software LLC (7)	Software	9.08% (S + 4.75%)	2/10/2027	6,344,043	6,300,467	6,305,437	1.2%
MRI Software LLC (7)(17)	Software	9.08% (S + 4.75%)	2/10/2027	35,354	32,067	33,123	0.0%
NAPA Management Services Corporation (8)	Healthcare Providers and Services	9.71% (S + CSA + 5.25%)	2/23/2029	9,762,169	9,632,454	9,127,677	1.7%
Natgasoline LLC (8)	Chemicals	9.02% (S + CSA + 3.50%)	10/31/2025	4,359,454	4,340,609	4,337,657	0.8%
National Mentor Holdings, Inc. (8)	Healthcare Providers and Services	8.18% (S + CSA + 3.75%)	2/18/2028	291,993	291,505	289,939	0.1%
National Mentor Holdings, Inc. (8)	Healthcare Providers and Services	8.20% (S + CSA + 3.75%)	2/18/2028	8,948,227	8,934,664	8,885,276	1.7%
Nexus Buyer LLC (8)	Diversified Financial Services	8.36% (S + 4.00%)	7/31/2031	9,950,063	9,733,624	9,998,669	1.9%
Nielsen Consumer Inc. (8)	Media	9.11% (S + 4.75%)	3/6/2028	12,718,104	12,139,172	12,845,285	2.4%
Northstar Group Services, Inc. (8)	Construction and Engineering	9.08% (S + 4.75%)	5/8/2030	11,303,225	11,304,691	11,389,186	2.1%
NSM Top Holdings Corp. (8)	Healthcare Equipment and Supplies	9.98% (S + CSA + 5.25%)	5/14/2029	6,842,901	6,821,415	6,928,437	1.3%
Nvent Electric Public Limited Company (4)(8)	Electrical Equipment	8.70% (S + 3.50%)	9/12/2031	2,000,000	1,990,000	2,024,380	0.4%
OneDigital Borrower LLC (6)	Insurance	7.61% (S + 3.25%)	6/13/2031	7,960,000	7,921,609	7,990,089	1.5%
Ontario Gaming GTA Limited Partnership (4)(8)	Hotels, Restaurants and Leisure	8.58% (S + 4.25%)	8/1/2030	8,342,483	8,340,478	8,370,055	1.6%
Optimizely North America Inc. (7)	Software	9.36% (S + 5.00%)	10/30/2031	4,541,667	4,537,083	4,527,140	0.8%
Orchid Merger Sub II, LLC (4)(6)	Software	9.21% (S + CSA + 4.75%)	7/27/2027	3,832,841	3,723,368	2,369,175	0.4%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2024

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Oregon Clean Energy, LLC (6)	Independent Power and Renewable Electricity Producers	8.32% (S + 4.00%)	6/26/2030	2,302,842	2,291,804	2,313,631	0.4%
Osmosis Buyer Limited (8)	Food Products	8.05% (S + 3.50%)	7/31/2028	10,504,445	10,505,311	10,526,399	2.0%
Outcomes Group Holdings, Inc. (8)	Healthcare Providers and Services	7.61% (S + 3.25%)	5/6/2031	4,527,278	4,507,395	4,581,606	0.9%
Padagis, LLC (8)	Pharmaceuticals	9.60% (S + CSA + 4.75%)	7/31/2028	9,088,235	9,016,487	8,444,470	1.6%
Patriot Growth Insurance Services, LLC (7)(18)	Insurance	9.33% (S + 5.00%)	10/16/2028	3,513,300	3,449,676	3,503,929	0.7%
Peraton Corp. (8)	Aerospace and Defense	8.21% (S + CSA + 3.75%)	2/1/2028	8,686,121	8,694,473	8,104,325	1.5%
Plano Holdco, Inc. (8)	Diversified Financial Services	7.83% (S + 3.50%)	8/30/2031	5,000,000	4,975,249	5,050,000	0.9%
Pluto Acquisition I, Inc. (6)	Healthcare Providers and Services	9.84% (S + 5.50%)	6/20/2028	1,331,311	1,331,311	1,362,929	0.3%
PMHC II Inc. (8)	Chemicals	9.06% (S + 4.25%)	4/23/2029	10,915,843	10,751,634	10,782,451	2.0%
Precisely Software Incorporated (8)	IT Services	8.85% (S + CSA + 4.00%)	4/24/2028	10,664,770	10,644,552	10,520,795	2.0%
Pretium PKG Holdings, Inc. (6)	Containers and Packaging	9.57% (S + 5.00% incl 1.25% PIK)	10/2/2028	1,520,722	1,477,604	1,572,054	0.3%
Pretium PKG Holdings, Inc. (6)	Containers and Packaging	9.17% (S + 4.60% incl 0.70% PIK)	10/2/2028	5,600,234	5,566,370	4,478,423	0.8%
Project Alpha Intermediate Holding, Inc. (8)	Software	7.58% (S + 3.25%)	10/26/2030	9,925,125	9,793,823	10,001,102	1.9%
Project Boost Purchaser, LLC (8)	Professional Services	8.15% (S + 3.50%)	7/16/2031	10,793,890	10,796,628	10,884,073	2.0%
Prometric Holdings, Inc. (8)	Diversified Consumer Services	9.22% (S + CSA + 4.75%)	1/31/2028	5,649,644	5,570,428	5,729,982	1.1%
PT Intermediate Holdings III, LLC (6)	Machinery	9.60% (S + 5.00% incl 1.75% PIK)	4/9/2030	9,792,147	9,736,100	9,792,147	1.8%
Radiology Partners, Inc. (8)	Healthcare Providers and Services	9.78% (S +CSA + 5.00 incl 1.50% PIK)	1/31/2029	5,360,361	5,358,229	5,310,778	1.0%
RC Buyer, Inc. (8)	Auto Components	7.97% (S + CSA + 3.50%)	7/28/2028	2,031,514	2,029,270	2,024,435	0.4%
RealPage, Inc. (6)	Real Estate Management and Development	8.08% (S + 3.75%)	4/24/2028	6,000,000	5,970,045	6,035,640	1.1%
RealTruck Group, Inc. (6)	Auto Components	9.47% (S + CSA + 5.00%)	1/31/2028	1,985,000	1,947,123	1,992,444	0.4%
RealTruck Group, Inc. (6)	Auto Components	7.97% (S + CSA + 3.50%)	1/20/2028	6,838,575	6,837,009	6,647,676	1.2%
Red Planet Borrower, LLC (6)	Software	9.61% (S + 5.25%)	10/2/2028	2,000,000	1,921,897	2,007,500	0.4%
Red Planet Borrower, LLC (8)	Internet Software and Services	7.96% (S + CSA + 3.50%)	10/2/2028	10,461,867	10,391,355	10,316,133	1.9%
Redstone Holdco 2 LP (6)	IT Services	9.60% (S + CSA + 4.75%)	4/14/2028	4,892,258	4,872,862	2,963,314	0.6%
Renaissance Holding Corp. (8)	Software	8.36% (S + 4.00%)	4/5/2030	11,615,463	11,488,587	11,601,757	2.2%
Rocket Software, Inc. (8)	Software	8.61% (S + 4.25%)	11/28/2028	12,229,269	12,229,269	12,335,542	2.3%
Rohm Holding GmbH (4)(6)	Chemicals	10.84% (S + 5.50% incl 0.25% PIK)	1/31/2029	8,678,106	8,557,334	8,341,830	1.6%
Rohm Holding GmbH (4)(8)	Chemicals	10.84% (S + 5.50% incl 0.25% PIK)	1/31/2029	1,985,804	1,981,412	1,908,854	0.4%
Runner Buyer Inc. (7)	Household Durables	10.11% (S + CSA + 5.50%)	10/20/2028	4,862,500	4,834,672	2,309,031	0.4%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2024

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Ryan, LLC (7)	Professional Services	7.86% (S + 3.50%)	11/8/2030	5,362,065	5,277,303	5,383,862	1.0%
Sitel Group (4)(6)	IT Services	8.22% (S + CSA + 3.75%)	8/28/2028	2,984,576	2,317,145	2,022,050	0.4%
Sovos Compliance, LLC (7)	Software	8.97% (S + CSA + 4.50%)	7/28/2028	3,882,945	3,880,904	3,916,261	0.7%
Specialty Building Products Holdings, LLC (8)	Building Products	8.21% (S + CSA + 3.75%)	10/5/2028	9,725,000	9,715,033	9,694,123	1.8%
Star Holding LLC (8)	Energy Equipment and Services	8.86% (S + 4.50%)	7/31/2031	3,990,000	3,999,776	3,987,087	0.7%
Stepstone Group MidCo 2 GmbH, The (4)(8)	Interactive Media Services	8.98% (S + 4.50%)	12/4/2031	10,000,000	9,900,000	9,900,000	1.8%
Summer BC Holdco B LLC (4)(8)	Media	9.59% (S + CSA + 5.00%)	2/12/2029	9,788,625	9,737,509	9,871,241	1.8%
Tank Holding Corp. (6)(19)	Containers and Packaging	10.44% (S + CSA + 6.00%)	3/31/2028	759,293	746,145	746,437	0.1%
Tank Holding Corp. (6)	Containers and Packaging	10.25% (S + CSA + 5.75%)	3/31/2028	2,462,121	2,423,916	2,427,762	0.5%
Tank Holding Corp. (6)	Containers and Packaging	10.46% (S + CSA + 6.00%)	3/31/2028	2,063,250	2,031,599	2,033,591	0.4%
TCP Sunbelt Acquisition Co. (8)	Electronic Equipment, Instruments and Components	8.77% (S + 4.25%)	10/16/2031	10,000,000	9,968,226	10,056,250	1.9%
Tecta America Corp. (8)	Construction and Engineering	8.47% (S + CSA + 4.00%)	4/6/2028	8,410,775	8,400,155	8,466,832	1.6%
Thryv, Inc. (4)(6)	Professional Services	11.11% (S + 6.75%)	5/1/2029	5,900,000	5,844,652	6,010,625	1.1%
Titan US Finco, LLC (4)	Media	8.59% (S + CSA + 4.00%)	10/6/2028	5,835,000	5,826,234	5,867,851	1.1%
TMC Buyer, Inc. (6)	Construction and Engineering	9.57% (S + 5.00%)	11/1/2030	4,583,333	4,534,059	4,645,833	0.9%
Tosca Services, LLC (8)	Containers and Packaging	9.88% (S + 5.50%)	11/30/2028	1,372,991	1,372,991	1,423,620	0.3%
Tosca Services, LLC (6)	Containers and Packaging	6.58% (S +CSA + 4.75 incl 3.25% PIK)	11/30/2028	6,850,574	6,817,288	5,947,155	1.1%
Transnetwork LLC	Diversified Financial Services	9.08% (S + 4.75%)	12/29/2030	5,148,000	5,067,764	5,186,610	1.0%
U.S. Renal Care, Inc. (8)	Healthcare Providers and Services	9.47% (S + CSA + 5.00%)	6/20/2028	7,758,184	7,686,796	7,286,641	1.4%
US Fertility Enterprises, LLC (8)	Healthcare Providers and Services	8.78% (S + 4.50%)	10/11/2031	4,782,609	4,733,422	4,832,634	0.9%
US Radiology Specialists, Inc. (8)	Healthcare Providers and Services	9.08% (S + 4.75%)	12/15/2027	12,450,502	12,401,186	12,548,550	2.3%
USIC Holdings, Inc. (7)(20)	Construction and Engineering	10.09% (S + 5.50%)	9/10/2031	9,853	9,853	9,919	0.0%
USIC Holdings, Inc. (7)(21)	Construction and Engineering	9.84% (S + 5.50%)	9/10/2031	2,528,999	2,504,805	2,530,124	0.5%
USIC Holdings, Inc. (7)	Construction and Engineering	2.25% (S + 5.25%)	9/10/2031	73,571	73,571	73,805	0.0%
Veracode (8)	Software	9.19% (S + CSA + 4.50%)	4/20/2029	8,602,000	8,572,892	8,042,397	1.5%
VeriFone Systems, Inc. (6)	Commercial Services and Supplies	8.78% (S + CSA + 4.00%)	8/20/2025	9,069,121	8,973,066	8,532,229	1.6%
Vocus Group (4)(8)	Diversified Telecommunication Services	8.26% (S + CSA + 3.50%)	7/20/2028	1,955,000	1,941,669	1,968,441	0.4%
WarHorse Gaming, LLC (6)	Hotels, Restaurants and Leisure	13.71% (S + CSA + 9.25%)	6/30/2028	5,000,000	4,826,028	5,200,000	1.0%
Waterbridge NDB Operating LLC (8)	Energy Equipment and Services	8.52% (S + 3.75%)	5/10/2029	9,975,000	9,966,314	10,095,249	1.9%
Watlow Electric Manufacturing Company (8)	Electrical Equipment	8.09% (S + 3.50%)	3/2/2028	7,715,591	7,713,903	7,809,953	1.5%
Wellpath (CCS-CMGC Holdings, Inc.) (6)(9)	Healthcare Providers and Services	10.28% (S + 7.50%)	10/1/2025	2,725,681	2,680,477	980,673	0.2%
Wellpath Holdings, Inc. (6)	Healthcare Providers and Services	11.51% (S + 7.50% incl 1.00% PIK)	6/9/2025	640,109	640,109	640,109	0.1%
Wellpath Holdings, Inc. (6)	Healthcare Providers and Services	11.65% (S + 7.50% incl 1.00% PIK)	6/9/2025	843,942	843,942	852,381	0.2%
Wellpath Holdings, Inc. (6)	Healthcare Providers and Services	11.30% (S + 6.93% PIK)	6/9/2025	1,050,573	1,033,150	377,986	0.1%
Wellpath Holdings, Inc. (6)	Healthcare Providers and Services	11.31% (S+6.93% PIK)	6/9/2025	228,276	224,776	82,131	0.0%
Wellpath Holdings, Inc. (6)	Healthcare Providers and Services	11.31% (S+6.93% PIK)	6/9/2025	1,267,499	1,248,081	456,033	0.1%
Xplor T1, LLC (7)	Professional Services	7.83% (S + 3.50%)	6/24/2031	7,231,875	7,198,471	7,304,194	1.4%
Zayo Group Holdings, Inc. (8)	Diversified Telecommunication Services	8.61% (S + 4.25%)	3/9/2027	4,982,078	4,741,747	4,692,195	0.9%
Zayo Group Holdings, Inc. (6)	Diversified Telecommunication Services	7.47% (S + CSA + 3.00%)	3/9/2027	3,000,000	2,857,500	2,816,370	0.5%
Zegona Holdco Limited (4)(8)	Diversified Telecommunication Services	9.40% (S + 4.25%)	7/17/2029	9,975,000	9,939,443	10,062,281	1.9%
Total First Lien Senior Secured				1,254,508,041	1,243,362,037	1,206,603,630	224.3%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2024

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Second Lien Senior Secured(2)
American Rock Salt Company LLC (6)	Metals and Mining	12.03% (S + CSA + 7.25%)	6/4/2029	2,750,000	2,768,242	1,934,158	0.3%
ARC Falcon I Inc. (8)	Chemicals	11.46% (S + CSA + 7.00%)	9/24/2029	4,677,315	4,503,304	4,626,660	0.9%
Aruba Investments, Inc. (8)	Chemicals	12.21% (S + CSA + 7.75%)	10/27/2028	3,350,000	3,320,618	3,299,047	0.6%
Asurion, LLC (8)	Insurance	9.72% (S + CSA + 5.25%)	1/19/2029	9,000,000	8,858,052	8,713,800	1.6%
Barracuda Networks, Inc. (6)	Software	11.59% (S + 7.00%)	8/15/2030	4,000,000	3,885,541	3,226,260	0.6%
DCert Buyer, Inc. (8)	IT Services	11.36% (S + 7.00%)	2/19/2029	1,500,000	1,499,392	1,222,500	0.2%
Delta Topco, Inc. (6)	IT Services	9.95% (S + 5.25%)	12/24/2030	4,500,000	4,479,629	4,572,000	0.9%
Edelman Financial Engines Center, LLC, The (8)	Diversified Financial Services	9.61% (S + 5.25%)	10/20/2028	2,500,000	2,494,232	2,525,788	0.5%
Ellucian Holdings Inc. (6)	Software	9.11% (S + 4.75%)	11/15/2032	2,000,000	1,995,000	2,043,340	0.4%
First Brands Group, LLC (6)	Auto Components	13.35% (S + CSA + 8.50%)	3/24/2028	3,000,000	2,987,577	2,730,000	0.5%
Flash Charm, Inc. (6)	IT Services	11.47% (S + CSA + 6.75%)	2/5/2029	3,353,659	3,366,584	3,265,625	0.6%
Gainwell Acquisition Corp. (6)	Healthcare Providers and Services	12.68% (S + CSA + 8.00%)	10/2/2028	3,000,000	2,966,042	2,640,000	0.5%
Gainwell Acquisition Corp. (6)	Healthcare Providers and Services	12.69% (S + CSA + 8.00%)	10/2/2028	2,400,000	2,278,143	2,112,000	0.4%
Help/Systems Holdings, Inc. (6)	Software	11.44% (S + CSA + 6.75%)	11/19/2027	3,656,217	3,658,067	2,358,260	0.4%
Infinite Bidco, LLC (8)	Electronic Equipment, Instruments and Components	11.85% (S + CSA + 7.00%)	2/24/2029	2,729,999	2,726,888	2,446,761	0.5%
Ivanti Software, Inc. (6)	Software	12.12% (S + CSA + 7.25%)	12/1/2028	3,000,000	3,008,281	1,728,750	0.3%
Mitchell International, Inc. (8)	Software	9.82% (S + 5.25%)	6/7/2032	7,500,000	7,463,299	7,437,525	1.4%
Nexus Buyer LLC (6)	Diversified Financial Services	10.71% (S + CSA + 6.25%)	11/1/2029	5,000,000	4,955,382	5,003,550	0.9%
OneDigital Borrower LLC (8)	Insurance	9.61% (S + 5.25%)	7/2/2032	5,000,000	4,975,745	4,989,075	0.9%
Peraton Corp. (6)	Aerospace and Defense	12.36% (S + CSA + 7.75%)	2/26/2029	2,898,876	2,941,568	2,372,846	0.4%
Pretium PKG Holdings, Inc. (6)	Containers and Packaging	11.53% (S + CSA + 6.75%)	9/30/2029	2,000,000	1,759,089	525,034	0.1%
Project Boost Purchaser, LLC (8)	Professional Services	9.90% (S + 5.25%)	7/16/2032	2,500,000	2,487,762	2,555,213	0.5%
Vision Solutions, Inc. (8)	IT Services	12.10% (S + CSA + 7.25%)	4/23/2029	5,500,000	5,443,094	5,321,938	1.0%
Total Second Lien Senior Secured				85,816,066	84,821,531	77,650,130	14.4%

Corporate Bonds
Altice Financing S.A. (4)(6)	Diversified Telecommunication Services	5.00%	1/15/2028	3,000,000	2,691,992	2,347,500	0.4%
KOBE US Midco 2 Inc (6)	Chemicals	9.25% Cash/10.00% PIK	11/1/2026	2,199,488	2,191,323	1,866,815	0.3%
Total Corporate Bonds				5,199,488	4,883,315	4,214,315	0.7%

Total Debt Investments				$1,345,523,595	$1,333,066,883	$1,288,468,075	239.4%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2024

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
CLO Mezzanine(2)
522 Funding CLO 2020-6, Ltd. (4)(6)	Structured Note	12.93% (S + 8.04%)	10/23/2034	2,800,000	2,736,867	2,756,209	0.4%
APID 2013-12A ER (4)(6)	Structured Note	10.32% (S + 5.40%)	4/15/2031	2,425,000	2,427,381	2,441,897	0.5%
APID 2016-24A (4)(6)	Structured Note	10.68% (S + 5.80%)	10/20/2030	2,200,000	2,142,236	2,213,839	0.4%
BABSN 2022-2A ER (4)(6)	Structured Note	11.56% (S + 6.90%)	7/15/2039	3,000,000	3,059,507	3,085,172	0.6%
Carlyle US CLO 2020-2, Ltd (4)(6)	Structured Note	13.42% (S + 8.53%)	1/25/2035	4,000,000	3,908,004	3,825,979	0.7%
CBAM 2018-8A E1R (4)(6)	Structured Note	12.06% (S + 7.40%)	7/15/2037	1,000,000	1,022,291	1,021,185	0.2%
CIFC 2018-4A (4)(6)	Structured Note	10.81% (S + 5.90%)	10/17/2031	2,900,000	2,887,060	2,922,476	0.5%
CIFC 2023-2A (4)(6)	Structured Note	12.59% (S + 7.97%)	1/21/2037	2,700,000	2,766,801	2,805,246	0.5%
ELM20 2022-7A ER (4)(6)	Structured Note	10.65% (S + 6.00%)	1/17/2037	2,400,000	2,435,643	2,442,516	0.5%
ELMW8 2021-1X ER (4)(6)	Structured Note	10.87% (S + 6.25%)	4/20/2037	2,250,000	2,297,349	2,315,506	0.4%
GLM 2021-9A FR (4)(6)	Structured Note	13.08% (S + 8.46%)	4/20/2037	3,000,000	2,914,817	3,023,304	0.6%
GoldenTree Loan Management US 2020-7A (4)(6)	Structured Note	12.63% (S + 7.75%)	4/20/2034	2,000,000	1,913,883	1,999,945	0.4%
GOST 2024-1A E (4)(6)	Structured Note	11.12% (S + 6.50%)	4/20/2033	2,500,000	2,500,000	2,522,556	0.5%
HLM 2023-18A (4)(6)	Structured Note	13.59% (S + 8.97%)	7/20/2036	3,400,000	3,546,387	3,533,046	0.7%
Thayer Park CLO, Ltd. (4)(6)	Structured Note	13.75% (S + 8.87%)	4/20/2034	1,300,000	1,269,144	1,238,877	0.2%
Total CLO Mezzanine				37,875,000	37,827,370	38,147,753	7.1%

CLO Equity
Babson CLO 2018-4A, Ltd. (4)(6)	Structured Subordinated Note	NA	10/15/2030	4,000,000	1,385,215	1,189,915	0.2%
Dryden 86 CLO, Ltd. (4)(6)	Structured Subordinated Note	NA	7/17/2030	6,000,000	3,793,515	2,536,937	0.5%
HPS Loan Management 12-2018, Ltd. (4)(6)	Structured Subordinated Note	NA	7/18/2031	7,500,000	219,750	219,750	0.0%
Long Point Park CLO, Ltd. (4)(6)	Structured Subordinated Note	NA	1/17/2030	6,358,000	2,161,096	1,359,925	0.3%
Regatta XII Funding Ltd. (4)(6)	Structured Subordinated Note	NA	10/15/2032	6,000,000	3,469,903	3,628,779	0.7%
Signal Peak CLO, LLC (4)(6)	Structured Subordinated Note	NA	10/26/2034	5,000,000	1,999,606	1,067,179	0.2%
Stratus CLO Series 2021-1A (4)(6)	Structured Subordinated Note	NA	12/29/2029	2,000,000	-	1,200	0.0%
Total CLO Equity				36,858,000	13,029,085	10,003,685	1.9%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2024

		Number of Shares	Cost	Fair Value	Percentage of Net Assets
Equity Investments
PVKG Investments Holdings Inc (4)(6)	IT Services	89,288	1,258,194	1,081,497	0.2%
Total Equity Investments		89,288	1,258,194	1,081,497	0.2%

Total Equity and Other Investments		74,822,288	$52,114,649	$49,232,935	9.2%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2024

	Number of Shares	Cost	Fair Value	Percentage of Net Assets
Short-Term Investments
Fidelity Investments Money Market Government Portfolio - Institutional Class, 4.42% (10)	29,065,084	29,065,084	29,065,084	5.4%
Morgan Stanley Liquidity Funds US Dollar Treasury Liquidity Fund - Institutional Class, 4.35% (10)	40,364,851	40,364,851	40,364,851	7.5%
Total Short-Term Investments	69,429,935	69,429,935	69,429,935	12.9%
Total Investments		$1,454,611,467	$1,407,130,945	261.5%
Liabilities in Excess of Other Assets			(869,285,976)	(161.5)%
Net Assets			$537,844,969	100.0%

(1)
The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(2)
Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), the Secured Overnight Financing Rate (“SOFR” or “S”), SOFR + Credit Spread Adjustment (S+CSA), where the Credit Spread Adjustment is a defined additional spread amount based on the tenor of SOFR the borrower selects, the Euro Interbank Offered Rate (“Euribor” or “E”), the U.S. Prime Rate (“P”), or an alternate base rate (which can include the Federal Funds Effective Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. For the holdings as of December 31, 2024 that have S+CSA as the base rate, the credit spread adjustment ranges from 0.1 bps to 26.2 bps.
(3)
As of December 31, 2024, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
(4)
Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2024, 17.0% of the Company’s total assets were in non-qualifying investments.
(5)
As of December 31, 2024, the tax cost of the Company’s investments approximates their amortized cost.
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
(9)
Loan was on non-accrual status as of December 31, 2024.
(10)
7-day effective yield as of December 31, 2024.

(11)
Of the $759,217.68 commitment to American Rock Salt Company LLC, $571,090.84 was unfunded as of December 31, 2024.
(12)
Of the $323,562.39 commitment to Aptean Inc., $238,414.39 was unfunded as of December 31, 2024.
(13)
Of the $472,972.96 commitment to Enverus Holdings, Inc., $458,884.40 was unfunded as of December 31, 2024.
(14)
Of the $559,500 commitment to Galway Borrower LLC., $512,697.72 was unfunded as of December 31, 2024.
(15)
Of the $4,440,500 commitment to Galway Borrower LLC, $4,360,571 was unfunded as of December 31, 2024.
(16)
Of the $1,583,120 commitment to GS AcquisitionCo, Inc., $1,232,000 was unfunded as of December 31, 2024.
(17)
Of the $636,370 commitment to MRI Software LLC, $601,016.11 was unfunded as of December 31, 2024.
(18)
Of the $4,993,300 commitment to Patriot Growth Insurance Services, LLC., $1,480,000 was unfunded as of December 31, 2024.
(19)
Of the $894,292.50 commitment to Tank Holding Corp., $135,000 was unfunded as of December 31, 2024.
(20)
Of the $149,128.65 commitment to USIC Holdings, Inc., $139,276.09 was unfunded as of December 31, 2024.
(21)
Of the $321,872.57 commitment to USIC Holdings, Inc., $248,301.70 was unfunded as of December 31, 2024.

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

The Company’s investment objective is to maximize total return, comprised of current income and capital appreciation. The Company’s current investment focus is guided by two strategies that facilitate its investment opportunities and core competencies: (1) investing in corporate debt securities and, to a lesser extent, (2) investing in collateralized loan obligation (“CLO”) structured credit funds that typically own corporate debt securities, including the equity and junior debt tranches of CLOs. To a limited extent, the Company may enter into derivatives transactions, which may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of the Company’s portfolio positions from changes in currency exchange rates and market interest rates or to earn income and enhance the Company’s total returns. The Company may receive or purchase warrants or rights to acquire equity or other securities in connection with making a debt investment in a company. During the years ended December 31, 2024, 2023, and 2022, the Company did not invest in any derivative contracts.

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

Debt Issuance Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs. These expenses are deferred and amortized over the life of the related debt instrument. Debt issuance costs are presented on the consolidated statements of assets and liabilities as a direct deduction from the debt liability. In circumstances in which there is not an associated debt liability amount recorded in the consolidated financial statements when the debt issuance costs are incurred, such debt issuance costs will be reported on the consolidated statements of assets and liabilities as an asset until the debt liability is recorded. As of December 31, 2024, the balance of debt issuance costs was $(1.1) million, representing deferred financing costs of $7.1 million less accrued interest of $8.2 million, included in BoA Credit Facility, WF Credit Facility and CLO Transaction (each as defined below), and is presented on a net basis of $501.7 million for the BoA and WF Credit Facilities and $302.5 million for the CLO Transaction on the consolidated statements of assets and liabilities. As of December 31, 2023, the balance of debt issuance costs was $(1.6) million, representing deferred financing costs of $3.2 million less accrued interest of $4.8 million, included in BoA Credit Facility and WF Credit Facility, and is presented on a net basis of $641.8 million on the consolidated statements of assets and liabilities.

Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends.

To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one year period ending October 31 in such calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years and on which the Company paid no federal income tax. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income.

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

A loan may be taken off non-accrual status if past due payments are made, and if management determines the issuer is likely to remain current on future payments. Management may make exceptions to this policy if the loan has sufficient collateral value or is in the process of collection. Management may also leave a loan on accrual status while actively seeking recovery of past due payment. As of December 31, 2024, the Company had two loans on non-accrual status. As of December 31, 2024, loans on non-accrual status represented 0.08% of the total investments at fair value (or 0.46% at amortized cost). There were no loans on non-accrual status as of December 31, 2023.

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

Segments

An operating segment is defined in Topic 280 as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available.

The Company represents a single operating and reporting segment with an investment objective to maximize total return, comprised of current income and capital appreciation. The Investment Committee of the Company’s Investment Advisor acts as the Company’s CODM. The CODM monitors the operating results of the Company as a whole and the Company’s long-term strategic asset allocation is pre-determined in accordance with the terms of its investment objective, which is outlined in “Business—Investment Criteria for Evaluating Potential Investment Opportunities” included in Item 1 of Part I of this Annual report on Form 10-K. The financial information provided to and reviewed by the CODM is consistent with that presented within the Company’s Schedule of Investments, Statement of Changes in Net Assets and Financial Highlights.

New Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Adoption of the new standard impacted financial statement disclosures only and did not affect the Company’s financial position or the results of its operations.

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

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2024 and December 31, 2023:

	December 31, 2024		December 31, 2023
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt	$1,243,362,037	$1,206,603,630	$984,089,538	$952,100,626
Second-lien senior secured debt	84,821,531	77,650,130	67,449,770	55,989,218
Corporate Bonds	4,883,315	4,214,315	4,495,104	4,239,975
CLO Mezzanine	37,827,370	38,147,753	14,859,567	13,764,620
CLO Equity	13,029,085	10,003,685	24,478,438	18,953,309
Equity	1,258,194	1,081,497	-	-
Short-term investments	69,429,935	69,429,935	63,763,005	63,763,005
Total Investments	$1,454,611,467	$1,407,130,945	$1,159,135,422	$1,108,810,753

As of December 31, 2024, approximately 17.8% of the long-term investment portfolio at amortized cost and 18.1% of the long-term investment portfolio measured at fair value, respectively, were invested in non-qualifying assets. As of December 31, 2023, approximately 14.2% of the long-term investment portfolio at amortized cost and 14.1% of the long-term investment portfolio measured at fair value, respectively, were invested in non-qualifying assets. With respect to the Company’s total assets, 17.0% and 13.2% of the Company’s total assets were in non-qualifying assets as defined by Section 55(a) of the 1940 Act as of December 31, 2024 and December 31, 2023, respectively.

The industry composition of investments based on fair value, as a percentage of total investments at fair value, as of December 31, 2024 and December 31, 2023 was as follows:

	December 31, 2024	December 31, 2023
Software	10.2%	14.0%
Healthcare Providers and Services	9.4%	9.3%
Professional Services	7.7%	7.2%
IT Services	6.7%	6.7%
Chemicals	5.1%	2.9%
Insurance	5.0%	5.9%
Short-Term Investments	4.9%	5.8%
Construction and Engineering	4.5%	2.6%
Diversified Financial Services	3.9%	4.2%
Independent Power and Renewable Electricity Producers	3.3%	3.4%
Hotels, Restaurants and Leisure	3.1%	4.2%
Media	3.1%	3.7%
Electronic Equipment, Instruments and Components	2.8%	1.5%
Structured Note	2.7%	1.2%
Diversified Consumer Services	2.6%	1.6%
Auto Components	2.2%	1.7%
Diversified Telecommunication Services	2.2%	0.8%
Internet Software and Services	1.9%	1.4%
Food Products	1.9%	2.0%
Building Products	1.9%	2.9%
Machinery	1.8%	1.6%
Energy Equipment and Services	1.7%	1.4%
Containers and Packaging	1.5%	1.7%
Metals and Mining	1.4%	1.2%
Aerospace and Defense	0.7%	1.2%
Industrial Conglomerates	0.7%	0.4%
Structured Subordinated Note	0.7%	1.7%
Interactive Media Services	0.7%	—
Electrical Equipment	0.7%	0.5%
Wireless Telecommunication Services	0.7%	0.6%
Real Estate Management and Development	0.6%	0.6%
Road and Rail	0.6%	0.5%
Healthcare Equipment and Supplies	0.6%	0.8%
Commercial Services and Supplies	0.6%	1.3%
Pharmaceuticals	0.6%	0.6%
Electric Utilities	0.6%	—
Specialty Retail	0.5%	0.6%
Household Durables	0.2%	0.4%
Oil, Gas and Consumable Fuels	—	0.9%
Healthcare Technology	—	1.0%
Total	100.0%	100.0%

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

Investments in private investment companies measured based upon NAV as a practical expedient to determine fair value are not required to be categorized in the fair value hierarchy. As of December 31, 2024 and as of December 31, 2023, there were no investments accounted for using the practical expedient.

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

The following table presents the fair value hierarchy of investments as of December 31, 2024:

	Fair Value Hierarchy as of December 31, 2024
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$—	$1,206,603,630	$—	$1,206,603,630
Second-lien senior secured debt	—	77,650,130	—	77,650,130
Corporate Bonds	—	4,214,315	—	4,214,315
CLO Mezzanine	—	38,147,753	—	38,147,753
CLO Equity	—	10,003,685	—	10,003,685
Equity	—	1,081,497	—	1,081,497
Short Term Investments	69,429,935	—	—	69,429,935
Total Investments	$69,429,935	$1,337,701,010	$—	$1,407,130,945

The following table presents the fair value hierarchy of investments as of December 31, 2023:

	Fair Value Hierarchy as of December 31, 2023
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$—	$952,100,626	$—	$952,100,626
Second-lien senior secured debt	—	55,989,218	—	55,989,218
Corporate Bonds	—	4,239,975	—	4,239,975
CLO Mezzanine	—	13,764,620	—	13,764,620
CLO Equity	—	18,953,309	—	18,953,309
Short Term Investments	63,763,005	—	—	63,763,005
Total Investments	$63,763,005	$1,045,047,748	$—	$1,108,810,753

For the years ended December 31, 2024 and 2023, the Company did not recognize any transfers to or from Level 3.

Debt Not Carried at Fair Value

The fair value of the BoA Credit Facility, WF Credit Facility and CLO Transaction, which would be categorized as Level 3 within the fair value hierarchy as of December 31, 2024, approximates their respective carrying values because the BoA Credit Facility, WF Credit Facility and CLO Transaction each have variable interest based on selected short-term rates.

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, BDCs are permitted to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 150% after such borrowing. As of December 31, 2024, the Company’s asset coverage ratio was 167%.

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

Debt obligations under the BoA Credit Facility consisted of the following as of December 31, 2024:

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
BoA Credit Facility	$525,000,000	$352,325,850	$172,674,150	$350,123,183
Total debt	$525,000,000	$352,325,850	$172,674,150	$350,123,183

(1)
The amount available reflects any limitations related to the BoA Credit Facility’s borrowing base.
(2)
The carrying value of the BoA Credit Facility is presented net of deferred financing costs of $3.4 million and accrued interest of $1.2 million.

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

Average debt outstanding under the BoA Credit Facility during the year ended December 31, 2024, December 31, 2023 and December 31, 2022 was $479.1 million, $498.3 million and $544.0 million, respectively.

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

For the years ended December 31, 2024, 2023, and 2022, the components of interest expense with respect to the BoA Credit Facility were as follows:

	For the Year Ended December 31,
	2024	2023	2022
Interest expense	$32,828,946	$33,703,442	$17,356,543
Amortization of debt issuance costs	983,478	646,738	635,331
Total interest expense	$33,812,424	$34,350,180	$17,991,874
Average interest rate	6.60%	6.42%	2.97%

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

Debt obligations under the WF Credit Facility consisted of the following as of December 31, 2024:

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
WF Credit Facility	$175,000,000	$150,779,239	$24,220,761	$151,527,419
Total debt	$175,000,000	$150,779,239	$24,220,761	$151,527,419

(1)
The amount available reflects any limitations related to the WF Credit Facility’s borrowing base.
(2)
The carrying value of the WF Credit Facility is presented net of deferred financing costs of $2.0 million and accrued interest of $2.7 million.

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

Average debt outstanding under the WF Credit Facility during the years ended December 31, 2024, 2023, and 2022, was $139.1 million, $131.4 million and $123.4 million, respectively.

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

For the years ended December 31, 2024, 2023, and 2022, the components of interest expense with respect to the WF Credit Facility were as follows:

	For the Year Ended December 31,
	2024	2023	2022
Interest expense	$11,026,836	$9,773,911	$5,107,383
Amortization of debt issuance costs	498,844	359,061	352,912
Total interest expense	$11,525,680	$10,132,972	$5,460,295
Average interest rate	7.66%	7.20%	4.03%

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

		December 31, 2024
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

For the year ended December 31, 2024 the components of interest expense with respect to the Notes were as follows:

For the Year Ended December 31,
2024
Interest expense	$12,582,881
Amortization of debt issuance costs	85,127
Total interest expense	$12,668,008
Average interest rate	6.78%

Senior Securities

Information about the Company’s senior securities is shown in the following table for the fiscal years ended December 31, 2024, 2023, 2022, 2021 and 2020 (in thousands).

Class and Period Ended	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in Millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
BoA Credit Facility
December 31, 2024	$352.3	$1,669.7	—	—
December 31, 2023	504.0	1,721.5	—	—
December 31, 2022	514.5	1,566.8	—	—
December 31, 2021	552.0	1,694.5	—	—
December 31, 2020	395.0	1,640.9	—	—
WF Credit Facility
December 31, 2024	$150.8	$1,669.7	—	—
December 31, 2023	136.3	1,721.5	—	—
December 31, 2022	126.8	1,566.8	—	—
December 31, 2021	100.0	1,694.5	—	—
December 31, 2020	0.0	1,640.9	—	—
CLO Notes
December 31, 2024	$300.0	$1,669.7	—	—
December 31, 2023	0.0	1,721.5	—	—
December 31, 2022	0.0	1,566.8	—	—
December 31, 2021	0.0	1,694.5	—	—
December 31, 2020	0.0	1,640.9	—	—

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

Note 7. Share Transactions

Offering Proceeds

During the twelve months ended December 31, 2024 , 2023, and 2022 the Company issued and sold 5,576,363 shares at an aggregate purchase price of $91.7 million, 2,816,166 shares at an aggregate purchase price of $46.7 million, and 1,716,297 shares at an aggregate purchase price of $29.2 million, respectively. These amounts include shares issued in reinvestment.

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

For the year ended December 31, 2024, the Company issued 126,363 shares of its common stock pursuant to the Company dividend reinvestment plan.

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

For the year ended December 31, 2024, the Company repurchased 78,964 shares of its common stock pursuant to the Company Rule 10b5-1 Repurchase Plan.

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

For the year ended December 31, 2024, PSCM did not repurchase any shares of the Company’s common stock pursuant to the PSCM Rule 10b5-1 Stock Purchase Plan.

Note 8. Dividends and Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table summarizes the Company’s dividend declarations and distributions during the year ended December 31, 2024 (since IPO):

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
3/20/2024	3/28/2024	4/10/2024	$0.490	$12,893,635	185,345	$3,057,234	(1)
5/7/2024	6/28/2024	7/16/2024	0.420	11,093,012	157,231	2,585,298	(2)
6/20/2024	6/28/2024	7/16/2024	0.050	1,320,596	18,718	307,774	(2)
8/7/2024	9/27/2024	10/14/2024	0.420	11,552,807	132,571	2,149,264	(3)
9/23/2024	9/27/2024	10/14/2024	0.050	1,375,334	15,782	255,865	(3)
11/5/2024	12/27/2024	1/13/2025	0.420	13,693,684	-	-
12/23/2024	12/27/2024	1/13/2025	0.060	1,956,241	-	-

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
(3)
In accordance with the Company's dividend reinvestment plan, 123,362 shares of the Company's stock were purchased in the open market at an average price of $16.21. The Company issued the remaining 24,991 shares of common stock at the average open market price and shares were allocated to stockholders of the Company participating in the dividend reinvestment plan.

Note 9. Commitments and Contingencies

As of December 31, 2024 and December 31, 2023, the Company had an aggregate of $21.6 million and $20.1 million, respectively, of unfunded commitments to provide debt financing to its portfolio companies. As of each of December 31, 2024 and December 31, 2023, there were no capital calls or draw requests made by the portfolio companies to fund these commitments. Such commitments are generally up to the Company’s discretion to approve or are subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the composition of the unfunded commitments as of December 31, 2024 is shown in the table below:

	Expiration Date (1)	As of December 31, 2024
American Rock Salt Company LLC	9/19/2026	$571,091
Aptean Inc.	1/30/2031	436,880
Aptean Inc.	1/30/2026	238,414
Aramsco, Inc.	10/10/2025	561,386
B'Laster Holdings, LLC	10/25/2025	466,666
Dwyer Instruments, LLC	11/20/2026	492,210
Dwyer Instruments, LLC	7/21/2029	1,197,934
Enverus Holdings, Inc.	12/22/2025	310,811
Enverus Holdings, Inc.	12/24/2029	458,884
Everest SubBidCo	9/24/2025	2,660,000
Galway Borrower LLC	9/30/2028	512,698
Galway Borrower LLC	7/25/2026	4,360,571
GS AcquisitionCo, Inc.	3/26/2026	1,232,000
GS AcquisitionCo, Inc.	5/25/2028	1,200,000
Logrhythm, Inc.	7/2/2029	636,364
Minotaur Acquisition, Inc.	5/10/2026	1,162,791
Minotaur Acquisition, Inc.	5/10/2030	697,674
MRI Software LLC	2/10/2027	601,016
Optimizely North America Inc.	10/30/2031	458,333
Patriot Growth Insurance Services, LLC	11/17/2025	1,480,000
PT Intermediate Holdings III, LLC	4/8/2026	686,119
Tank Holding Corp.	11/22/2025	135,000
TMC Buyer, Inc.	11/1/2026	416,667
US Fertility Enterprises, LLC	10/14/2026	217,391
USIC Holdings, Inc.	9/10/2026	139,276
USIC Holdings, Inc.	9/10/2031	248,302
Total unfunded commitments		$21,578,478

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

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2024, management is not aware of any pending or threatened litigation.

Note 10. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of each of December 31, 2024, 2023, and 2022, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of common stock for the years ended December 31, 2024, 2023, and 2022:

	For the Year Ended December 31,
	2024	2023	2022
Net increase (decrease) in net assets resulting from operations	$47,665,765	$107,835,651	$(74,482,335)
Weighted average shares of common stock outstanding - basic and diluted	32,353,615	25,700,603	23,130,666
Earnings (loss) per share of common stock - basic and diluted	$1.47	$4.20	$(3.22)

Note 11. Income Taxes

The Company intends to continue to qualify annually as a RIC under the Internal Revenue Code (“Code”). As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to its stockholders as a dividend. The Company anticipates distributing substantially all of its taxable income and gains, within the Subchapter M rules, and thus the Company anticipates that it will not incur any federal or state income tax at the RIC level. As a RIC, the Company is also subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis. Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required.

The permanent differences for tax purposes from distributable earnings to additional paid in capital were reclassified for tax purposes for the tax years ended December 31, 2024, 2023, and 2022. These reclassifications have no impact on net assets.

	Year Ended December 31,
	2024	2023	2022
Increase (decrease) in distributable earnings	$-	$-	$-
Increase (decrease) in capital in excess of par value	$-	$-	$-

The following reconciles net increase in net assets resulting from operations to taxable income for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
Net increase (decrease) in net assets resulting from operations	$47,665,765	$107,835,651	$(74,482,335)
Net change in unrealized appreciation (depreciation) from investments	(2,843,502)	(52,563,544)	107,432,980
Other book tax differences	17,994,974	1,677,010	8,109,784
Taxable income before deductions for distributions	$62,817,237	$56,949,117	$41,060,429

	Year Ended December 31,
	2024	2023	2022
Distributions paid from:
Ordinary income	$62,240,744	$56,068,285	$43,482,016
Capital gains	-	-	573,101
Return of Capital	-	-	-
Total	$62,240,744	$56,068,285	$44,055,117

For the years ended December 31, 2024, 2023, and 2022, the components of accumulated earnings on a tax basis were as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Undistributed net investment income (loss)	$725,106	$148,613	$-
Undistributed capital gains	-	-	-
Capital loss carryforward	(26,055,895)	(9,042,947)	-
Other accumulated gain (loss)	(78,134)	(85,947)	(7,575,518)
Net unrealized appreciation (depreciation)	(47,900,872)	(49,754,535)	(102,926,664)
Total	$(73,309,795)	$(58,734,816)	$(110,502,182)

Capital losses can be carried forward indefinitely to offset future capital gains. As of December 31, 2024 and 2023, the Company had $26,055,895 and $9,042,947 in capital loss carryforwards, respectively. As of December 31, 2022, the Company had no capital loss carryforwards.

As of December 31, 2024, 2023, and 2022, the Company’s aggregate unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes was as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Tax cost	$1,455,014,184	$1,158,548,300	$1,120,121,398
Gross unrealized appreciation	13,752,795	9,383,672	1,008,264
Gross unrealized depreciation	(61,653,667)	(59,138,207)	(103,934,928)
Net unrealized appreciation/(depreciation) on investments	$(47,900,872)	$(49,754,535)	$(102,926,664)

The Company adopted FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes (“ASC 740”) as of January 23, 2020, commencement of operations. ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. As of December 31, 2024, management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken in the Company’s current year tax return. The Company identifies its major tax jurisdiction as U.S. Federal. The 2020-2024 tax years remain subject to examination by U.S. federal, state and local authorities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof.

Note 12. Financial Highlights

The following per share of common stock data has been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights for the years ended December 31, 2024, 2023, 2022, and 2021, and for the period January 23, 2020 (Commencement of Operations) through December 31, 2020:

					For the Period January 23, 2020 (Commencement of Operations) through
	For the Year Ended December 31,				December 31,
	2024	2023	2022	2021	2020
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$17.04	$14.96	$20.06	$20.15	$20.00

Results of Operations:
Net Investment Income(1)	1.93	2.26	1.78	1.47	1.32
Net Realized and Unrealized Gain (Loss) on Investments(4)	(0.56)	1.98	(5.00)	(0.18)	(0.19)
Net Increase (Decrease) in Net Assets Resulting from Operations	1.37	4.24	(3.22)	1.29	1.13

Distributions to Common Stockholders
Distributions from Net Investment Income	(1.91)	(2.16)	(1.85)	(1.01)	(0.98)
Distributions from Realized Gains	-	-	(0.03)	(0.37)	-
Net Decrease in Net Assets Resulting from Distributions	(1.91)	(2.16)	(1.88)	(1.38)	(0.98)

Net Asset Value, End of Period	$16.50	$17.04	$14.96	$20.06	$20.15

Shares Outstanding, End of Period	32,600,193	27,102,794	24,286,628	22,750,331	12,562,805

Ratio/Supplemental Data
Net assets, end of period	$537,844,969	$461,955,393	$363,443,482	$452,797,588	$253,144,971
Weighted-average shares outstanding	32,353,615	25,700,603	23,130,666	15,494,614	11,156,932
Total Return(3)	8.74%	29.21%	(16.51)%	8.10%	4.29%
Portfolio turnover	36%	25%	27%	53%	63%
Ratio of operating expenses to average net assets without waiver(2)	14.68%	13.15%	8.28%	5.54%	5.69%
Ratio of operating expenses to average net assets with waiver(2)	14.67%	12.90%	8.03%	5.29%	5.44%
Ratio of net investment income (loss) to average net assets without waiver(2)	11.34%	13.54%	9.61%	6.92%	7.18%
Ratio of net investment income (loss) to average net assets with waiver(2)	11.35%	13.79%	9.86%	7.17%	7.43%

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

Note 13. Selected Quarterly Financial Data (Unaudited)

The following are the quarterly results of operations for the years ended December 31, 2024, 2023, and 2022. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	For the Three Months Ended
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Investment income	$34,784,943	$36,549,496	$37,306,001	$34,872,859
Net expenses	18,466,714	20,791,645	21,577,270	20,077,288
Net investment income (loss)	16,318,229	15,757,851	15,728,731	14,795,571
Net realized gain (loss) on investments, and foreign currency transactions	(1,736,331)	(9,411,924)	(7,119,299)	489,435
Net change in unrealized gain (loss) on investments, foreign currency translations, and foreign currency contracts	8,298,242	(1,033,114)	(1,054,247)	(3,367,379)
Increase (decrease) in net assets resulting from operations	$22,880,140	$5,312,813	$7,555,185	$11,917,627
Net asset value per share as of the end of the quarter	$17.16	$16.85	$16.61	$16.50

	For the Three Months Ended
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Investment income	$26,185,502	$27,441,864	$28,773,690	$29,822,551
Net expenses	12,592,823	13,241,745	13,969,777	14,431,742
Net investment income (loss)	13,592,679	14,200,119	14,803,913	15,390,809
Net realized gain (loss) on investments, and foreign currency transactions	(317,446)	(2,570)	(2,103,618)	(291,779)
Net change in unrealized gain (loss) on investments, foreign currency translations, and foreign currency contracts	14,813,089	9,743,113	21,152,793	6,854,549
Increase (decrease) in net assets resulting from operations	$28,088,322	$23,940,662	$33,853,088	$21,953,579
Net asset value per share as of the end of the quarter	$16.12	$16.55	$16.76	$17.04

	For the Three Months Ended
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Investment income	$14,254,960	$16,497,241	$19,973,554	$23,774,145
Net expenses	5,584,387	6,947,708	9,521,115	11,365,858
Net investment income (loss)	8,670,573	9,549,533	10,452,439	12,408,287
Net realized gain (loss) on investments, and foreign currency transactions	(369,870)	(486,754)	(496,697)	(6,776,866)
Net change in unrealized gain (loss) on investments, foreign currency translations, and foreign currency contracts	(11,731,503)	(74,394,896)	(16,711,415)	(4,595,166)
Increase (decrease) in net assets resulting from operations	$(3,430,800)	$(65,332,117)	$(6,755,673)	$1,036,255
Net asset value per share as of the end of the quarter	$19.91	$16.71	$16.00	$14.96

Note 14. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements, except for the following:

Distributions

On January 13, 2025, the Company paid a distribution in the amount of $15,649,925, or $0.48 per share, to shareholders on record as of December 27, 2024.

Unfunded Capital Commitments

On January 8, 2025, $14,088.56 was paid down on the Enverus Holdings, Inc. facility. On February 24, 2025, $124,784.36 of the outstanding commitment to Enverus Holdings, Inc. was funded. The balance of the remaining unfunded commitment was $348,188.60 as of such date.

On January 15, 2025, $73,179.44 of the outstanding commitment to Galway Borrower LLC was funded. The balance of the remaining unfunded commitment was $4,287,391.56 as of such date.

On January 21, 2025, $98,135.05 of the outstanding commitment to Galway Borrower LLC was funded. The balance of the remaining unfunded commitment was $4,189,256.51 as of such date.

On January 31, 2025, $17,773.24 of the outstanding commitment to USIC Holdings, Inc. was funded. The balance of the remaining unfunded commitment was $121,502.85 as of such date.

On January 31, 2025, the outstanding commitment of $2,660,000 to Everest SubBidCo was funded.

On February 3, 2025, $36,785.44 of the outstanding commitment to USIC Holdings, Inc. was funded. The balance of the remaining unfunded commitment was $211,516.26 as of such date.

On February 10, 2025, $36,785.44 of the outstanding commitment to USIC Holdings, Inc. was funded. On February 13, 2025, $27,589.08 was paid down on the facility. The balance of the remaining unfunded commitment was $202,319.90 as of such date.

Company Rule 10b5-1 Stock Repurchase Plan

From January 1, 2025 to February 26, 2025, the Company repurchased 20,886 shares of its common stock pursuant to the Company Rule 10b5-1 Repurchase Plan and Extended Company Rule 10b5-1 Stock Repurchase Plan (as defined below) at an aggregate price of $322,588.

On December 19, 2024, the Company entered into a share repurchase plan (the “Extended Company Rule 10b5-1 Stock Repurchase Plan”) to acquire up to $20 million in the aggregate of shares of the Company’s common stock less any repurchases made pursuant to the Company Rule 10b5-1 Stock Repurchase Plan, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The Extended Company Rule 10b5-1 Stock Repurchase Plan commenced on January 22, 2025 and will terminate upon the earliest to occur of (i) 12 months from the date of the Extended Company Rule 10b5-1 Stock Repurchase Plan, (ii) the end of the trading day on which the aggregate purchase price for all shares purchased under the Extended Company Rule 10b5-1 Stock Repurchase Plan equals $20 million less any repurchases made pursuant to the Company Rule 10b5-1 Stock Repurchase Plan and (iii) the occurrence of certain other events described in the Extended Company Rule 10b5-1 Stock Repurchase Plan. The Company Rule 10b5-1 Stock Repurchase Plan terminated upon the commencement of the Extended Company Rule 10b5-1 Stock Repurchase Plan.

The Extended Company Rule 10b5-1 Stock Repurchase Plan is intended to allow the Company to repurchase shares of its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Extended Company Rule 10b5-1 Stock Repurchase Plan will require the Company’s agent to repurchase shares of the Company’s common stock on the Company’s behalf when the market price per share of the Company’s common stock is below the most recently reported NAV per share of common stock. Under the Extended Company Rule 10b5-1 Stock Repurchase Plan, the agent will increase the volume of purchases made as the price of the Company’s common stock declines, subject to volume restrictions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Fees and Expenses

The following table is intended to assist you in understanding the fees and expenses that an investor in our common stock will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. The following table should not be considered a representation of our future expenses. Actual expenses may be greater or less than shown. Except where the context suggests otherwise, whenever this prospectus supplement contains a reference to fees or expenses paid by “us” or that “we” will pay fees or expenses, our stockholders will indirectly bear such fees or expenses as our investors.

Stockholder transaction expenses (as a percentage of offering price):

Sales load	— %	(1)
Offering expenses	— %	(2)
Dividend reinvestment plan expenses	None	(3)

Total stockholder transaction expenses	— %
Estimated annual expenses (as a percentage of net assets attributable to common stock):
Base management fee	1.75%	(4)
Incentive fee payable under the Advisory Agreement (12.5% of net investment income)	1.56%	(5)
Interest payments on borrowed funds	10.22%	(6)
Other expenses	1.00%	(7)

Total annual expenses (estimated)	14.54%

(1)
In the event that the securities are sold to or through underwriters or agents, a corresponding prospectus supplement will disclose the applicable sales load.
(2)
The prospectus supplement corresponding to each offering will disclose the estimated amount of offering expenses, the offering price and the offering expenses borne by us as a percentage of the offering price.
(3)
The expenses of the dividend reinvestment plan are included in “Other expenses” in the table above. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Distribution Policy” included in Item 7 of Part II of this Annual Report.
(4)
Our base management fee is calculated on an annual rate of 1.75% of the average value of the weighted average total net assets at the end of each of our two most recently completed calendar quarters. For purposes of this table, we have assumed that we maintain no cash or cash equivalents.
(5)
The amount above reflects the estimated incentive fee based on performance under the terms of the Advisory Agreement. The incentive fee payable to our Investment Advisor will be based on our performance and will not be paid unless we achieve certain goals.
(6)
Interest payments on borrowed funds represents an estimate of our annualized interest expense based on our total borrowings as of December 31, 2024. For the month ended December 31, 2024, the weighted average effective interest rate for total outstanding debt was 6.85%. We may borrow additional funds from time to time to make investments based on our Investment Advisor’s assessment of market conditions and other factors at the time of any proposed borrowing. We may also issue preferred stock, subject to our compliance with applicable requirements under the 1940 Act.
(7)
Other expenses” includes estimated overhead expenses, including payments under the Administration Agreement with our Administrator, and is estimated for the current fiscal year.

Example

The following example demonstrates the projected dollar amount of total cumulative expenses that would be incurred over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed we would have no additional leverage and that our annual operating expenses would remain at the levels set forth in the table above.

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return	$130	$359	$553	$918

While the example assumes, as required by the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. The incentive fee under the Advisory Agreement is not included in the example due to the uncertainty regarding whether or not the incentive fee would be payable given that it is dependent on the Company’s future performance. If we achieve sufficient returns on our investments to trigger an incentive fee of a material amount, our expenses, and returns to our investors, would be higher. The example assumes reinvestment of all distributions at NAV. In addition, while the example assumes reinvestment of all dividends and distributions at NAV, under certain circumstances, reinvestment of dividends and other distributions under our dividend reinvestment plan may occur at a price per share that differs from NAV. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Distribution Policy” included in Item 7 of Part II of this Annual Report for additional information regarding our dividend reinvestment plan.

This example and the expenses in the table above should not be considered a representation of our future expenses, and actual expenses (including the cost of debt, if any, and other expenses) may be greater or less than those shown.

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

Directors

Name, Address and Age (1)	Position(s) held with Company	Term of Office and Length of Time Served	Principal Occupation(s) During the Past 5 Years	Other Public Directorships Held During the Past 5 years (2)
Independent Director
Christopher C. Nelson – 50	Director	Class II Director since November 2019; Term Expires 2026	Wealth Advisor at SeaCrest Wealth Management, a financial advisory firm, since May 2018. Vice President at Enterprise Trust Company, an investment management firm, from February 2013 to February 2018.	Member of the Board of Trustees of Palmer Square Opportunistic Income Fund since February 2024 and Palmer Square Funds Trust since March 2024.
Megan L. Webber – 50	Director	Class I Director since November- 2019; Term Expires 2025	Director of Investment Reporting at The Anschutz Corporation, a private holding company.	Member of the Board of Trustees of Palmer Square Opportunistic Income Fund since August 2014 and Palmer Square Funds Trust since March 2024.
James W. Neville Jr. – 60	Director	Class III Director since November 2019; Term Expires 2027	Proprietary trader and investor. Portfolio Manager at Great Plains Principal Trading, an asset management firm, from January 2012 through June 2019.	Member of the Board of Trustees of Palmer Square Opportunistic Income Fund since August 2014 and Palmer Square Funds Trust since March 2024.
Interested Director
Christopher D. Long – 49	Chief Executive Officer and Chairman	Class I Director since November 2019; Term Expires 2025	Chief Executive Officer of Palmer Square Capital Management LLC.	Member of the Board of Trustees of Palmer Square Opportunistic Income Fund from August 2014 to October 2018.
Jeffrey D. Fox – 49	Chief Financial Officer and Director	Class III Director since November 2019; Term Expires 2027	President of Palmer Square Capital Management LLC since March 2020. Managing Director of Palmer Square Capital Management LLC from April 2013 to March 2020.	None

(1)
The business address of each of our directors is c/o Palmer Square Capital BDC Inc., 1900 Shawnee Mission Parkway, Suite 315, Mission Woods, Kansas 66205.
(2)
No director otherwise serves as a director of an investment company subject to the 1940 Act.

Executive Officers Who Are Not Directors

Information regarding our executive officers who do not serve on the Board is as follows:

Name, Address and Age(1)	Positions held with Company	Principal Occupation(s) During the Past 5 Years
Angie K. Long – 50	Chief Investment Officer

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

Matthew L. Bloomfield – 44	President

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

Scott A. Betz – 47	Chief Compliance Officer

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

Jeffrey D. Fox

Mr. Fox was appointed as our Chief Financial Officer in 2019 and has served on our Board since November 2019. Mr. Fox has also served as Chief Financial Officer of our Investment Advisor since 2019 and as President of PSCM since March 2020. Mr. Fox previously served as our Treasurer from November 2019 to March 2022 and as Managing Director of PSCM from April 2013 to March 2020. Prior to joining PSCM in April 2013, Mr. Fox worked for Sandler O’Neill and Partners from September 2011 to March 2013 where he was a Managing Director within Fixed Income where he was involved in the structuring and sales of many products, including CLOs. Before Sandler O’Neill, Mr. Fox worked for Société Générale as a Director within Global Markets Advisory where he was instrumental in the US CDO/CLO and RMBS Credit Advisory effort. His work included the restructuring of various structured credit legacy positions for European institutions as well as the modeling behind the corporate rating and pricing for various structured products. Prior to Société Générale, Mr. Fox was employed by JPMorgan Chase & Co/Bear Stearns, where he was an Associate Director in the FAST organization focusing on the structuring of Trust Preferred CDOs and CLOs. Also, while at Bear Stearns, Mr. Fox managed the global CDO analytics desk which included intensive credit modeling of various asset classes. Mr. Fox received a MS degree in Computer Information Systems from Arizona State University and a BS degree in Geology with a minor in Mathematics from Northern Arizona University. The Board believes that Mr. Fox’s strong operational and financial experience qualifies him to serve on the Board.

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

Based solely on the Company’s review of Forms 3, 4 and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the year ended December 31, 2024, all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

Code of Conduct, Code of Ethics and Insider Trading Policy

We expect each of our officers and directors, as well as any person affiliated with our operations, to act in accordance with the highest standards of personal and professional integrity at all times and to comply with the Company’s policies and procedures and all laws, rules and regulations of any applicable international, federal, provincial, state or local government. To this effect, the Board has adopted a Code of Ethics. The Code of Ethics applies to all of the Company’s directors and officers. The Company's insider trading policies are included in the Company's Code of Ethics.

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

Nomination of Directors

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board since the filing of our Proxy Statement for our 2024 Annual Meeting of Stockholders.

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

Compensation of Directors

The Independent Directors receive an annual fee of $50,000. They also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each regular Board meeting, each special meeting and each committee meeting attended. We have obtained directors’ and officers’ liability insurance on behalf of our directors and officers. No compensation is paid to directors who are “interested persons.” The Board reviews and determines the compensation of Independent Directors.

The following table shows information regarding the compensation earned by our directors for the year ended December 31, 2024. No compensation is paid by us to any interested director or executive officer of the Company.

Name	Aggregate Compensation from Palmer Square Capital BDC Inc. (1)	Pension or Retirement Benefits Accrued as Part of Our Expenses (2)	Total Compensation from Palmer Square Capital BDC Inc. Paid to Director (1)
Independent Directors
Megan L. Webber	$50,000	-	$50,000
James W. Neville Jr.	$50,000	-	$50,000
Christopher C. Nelson	$50,000	-	$50,000
Interested Directors
Christopher D. Long	$-	-	$-
Jeffrey D. Fox	$-	-	$-

(1)
For a description of the Independent Directors’ compensation, see above.
(2)
We do not have a profit-sharing or retirement plan, and directors do not receive any pension or retirement benefits.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows information as of February 26, 2025, unless otherwise indicated, regarding the beneficial ownership of our Common Stock by: (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) each director of the Company; (iii) each executive officer of the Company; and (iv) all directors and executive officers as a group. With respect to persons known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, the Company bases such knowledge on beneficial ownership filings made by the holders with the SEC and other information known to the Company.

The percentage ownership is based on 32,611,553 shares of our Common Stock issued and outstanding as of February 26, 2025. Unless otherwise indicated, all persons named as beneficial owners of our Common Stock have sole voting power and sole investment power with respect to the shares indicated as beneficially owned. None of the shares of Common Stock beneficially owned by our officers or directors has been pledged as security for an obligation. In addition, unless otherwise indicated, the address for each person named below is c/o Palmer Square Capital BDC Inc., Attention: Secretary, 1900 Shawnee Mission Parkway, Suite 315, Mission Woods, Kansas 66205.

Name and Address	Shares Owned (1)		Percentage of Common Stock Outstanding(2)
Christopher D. Long	102, 137	(3)	*
Jeffrey D. Fox	12,345		*
Megan L. Webber	-		-
James W. Neville Jr.	-		-
Christopher C. Nelson	-		-
Angie K. Long	102,137	(3)	*
Scott A. Betz	6,284		*
Matthew L. Bloomfield	106,729		*
All directors and executive officers as a group (8 persons)	227,495		*
Excelsior Holdings D2 LLC (4)	3,730,065		11.44%
Alaris Master Fund, LP (5)	3,707,377		11.37%
Caravel Holdings LLC (6)	3,983,290		12.21%
Martin C. Bicknell (7)	2,954,714		9.06%
First Trust Capital Management L.P. (8)	2,122,165		6.51%

* Represents less than 1.0% of the issued and outstanding shares of our Common Stock as of the Record Date.

(1)
Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.
(2)
Based on a total of 32,611,553 shares of Common Stock issued and outstanding as of February 26, 2025.

(3)
Includes 37,214 shares of Common Stock indirectly held by the Angie K. Long Irrevocable Trust, 60,790 shares of Common Stock indirectly held by the Angie Long & Christopher Long Joint Trust, and 4,133 shares of Common Stock held in Uniform Transfer to Minors accounts for Mr. Long's and Ms. Long's children, in each case, for which Mr. Long and Ms. Long disclaim beneficial ownership except to the extent of his or her pecuniary interests therein.
(4)
As of February 26, 2025, Excelsior Holdings D2 LLC (“Excelsior”) owned 3,730,065 shares of our Common Stock. Excelsior Holdings D LLC, a Delaware limited liability company (“Holdings LLC”) is the managing member of Excelsior. As managing member of Excelsior, Holdings LLC exercises dispositive and voting power over the shares beneficially owned by Excelsior. The principal business address of each of Excelsior and Holdings LLC is 6000 France Ave. S., Suite 550, Minneapolis, Minnesota, 55435.
(5)
As of February 26, 2025, Alaris Master Fund LP owned 3,707,377 shares of our Common Stock. Alaris Capital, LLC is the general partner of Alaris Master Fund LP and may be deemed to be an indirect beneficial owner of the shares. The principal business address of each of Alaris Master Fund LP and Alaris Capital, LLC is 4900 Main Street, Suite 600, Kansas City, Missouri 64112.
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
(7)
As of February 26, 2025, Martin Christopher Bicknell beneficially owned 2,954,714 shares of our Common Stock. 1,562,897 shares are owned directly by 1248 Holdings, LLC and 1,391,817 shares are owned directly by BFFV19, LLC. Mr. Bicknell is the Elected Manager of each of the entities that collectively own all of the outstanding membership interests of BFFV19, LLC, and has sole voting and dispositive power over the shares owned by 1248 Holdings, LLC, and thus, Mr. Bicknell may be deemed to be an indirect beneficial owner of the shares owned by each of BFFV19, LLC and 1248 Holdings, LLC. The principal business address of each of BFFV19, LLC, 1248 Holdings, LLC and Mr. Bicknell is 5700 W 112th Street, Suite 500, Overland Park, Kansas 66211.
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Investment Advisory Agreement

We have entered into the Advisory Agreement with our Investment Advisor pursuant to which we pay the Investment Advisor a base management fee and incentive fee (which incentive fee is only payable following the completion of the IPO) in exchange for the Investment Advisor’s services sourcing, reviewing and structuring investment opportunities for us, underwriting and performing diligence on our investments and monitoring our investment portfolio on an ongoing basis. Our Board initially approved the Advisory Agreement at an in-person meeting in November 2019, and the Company entered into the Advisory Agreement in January 2020. Unless terminated earlier as described below, the Advisory Agreement will remain in effect from year to year if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our Independent Directors. At a meeting held on March 10, 2022, our Board approved an amended and restated Advisory Agreement, to be effective upon completion of the IPO. Our Board most recently determined to re-approve the Advisory Agreement for an additional one-year term ending January 13, 2026 at a meeting held on November 1, 2024. Messrs. Long, Fox, Bloomfield and Betz and Ms. Long, through their indirect financial interests in our Investment Advisor, have an indirect pecuniary interest in the investment advisory fees paid by us under the Advisory Agreement. Under the incentive fee structure, our adjusted net investment income for purposes thereof will be computed and paid on income that may include interest income that has been accrued but not yet received in cash. This fee structure may give rise to a conflict of interest for our Investment Advisor to the extent that it encourages the Investment Advisor to favor debt financings that provide for deferred interest, rather than current cash payments of interest. Additionally, in the Investment Advisor’s capacity as our valuation designee pursuant to Rule 2a-5 under the 1940 Act, we rely on investment professionals from the Investment Advisor in connection with the valuation of our portfolio investments. While the valuation for each portfolio investment that constitutes a material portion of our portfolio and that does not have a readily available market quotation will be reviewed by an independent valuation firm at least once annually, the ultimate determination of fair value will be made by our Investment Advisor (subject to the Board’s oversight) and not by such third-party valuation firm. The participation of the Investment Advisor’s investment professionals in our valuation process could result in a conflict of interest as the Investment Advisor’s management fee is based, in part, on the value of our total net assets. For the year ended December 31, 2024, the Investment Advisor earned a base management fee of $9.7 million, offset by $(50.5) thousand in management fee waiver from the Investment Advisor, and earned an incentive fee of $8.6 million.

Administration Agreement

We have entered into the Administration Agreement with the Administrator pursuant to which the Administrator furnishes us with office facilities and equipment and provides us with clerical, bookkeeping, recordkeeping and other administrative services. Our Board approved the Administration Agreement in November 2019, and the Company entered into the Administration Agreement in January 2020. Our Board most recently determined to re-approve the Administration Agreement for an additional one-year term ending January 13, 2026 at a meeting held on November 1, 2024. Under the Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following aggregate fees by PricewaterhouseCoopers LLP (“PwC”), the Company’s independent registered accounting firm for the fiscal years ended December 31, 2024, 2023, and 2022, were billed to the Company for work attributable to audit, tax and other services provided to the Company for such fiscal year.

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Audit Fees	$479,069	$364,574	$343,010
Audit-Related Fees	45,000	45,000	45,000
Tax Fees	51,550	44,000	42,000
All Other Fees	2,000	2,000	900
Total	$577,619	$455,574	$430,910

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that were provided by PwC for the fiscal years ended December 31, 2024, 2023, and 2022 in connection with statutory and regulatory filings.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) DOCUMENTS FILED AS PART OF THIS REPORT

The following is a list of our consolidated financial statements included in this Annual Report on Form 10-K under Item 8 of Part II hereof:

1. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

(b) EXHIBITS

3.1

Form of Articles of Amendment and Restatement, dated January 17, 2020 (Incorporated by reference to Exhibit 3.1 to Registrant’s Amendment No. 1 to the Registration Statement on Form 10 (File No. 000-56126) filed on January 16, 2020).

3.2

Articles of Amendment to the Articles of Amendment and Restatement, dated December 27, 2023 (Incorporated by reference to Exhibit (a)(2) to Registrant’s Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-274967) filed on January 8, 2024).

3.3	Bylaws (Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form 10 (File No. 000-56126) filed on November 27, 2019).
4.1	Description of Securities (Incorporated by reference to Exhibit 4.1 to Registrant’s Annual Report on Form 10-K (File No. 000-56126) filed on March 12, 2021).
10.1

Investment Advisory Agreement, dated as of January 14, 2020, by and between the Registrant and Palmer Square BDC Advisor LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q (File No. 000-56126) filed on May 15, 2020).

10.2

Amended and Restated Investment Advisory Agreement by and between the Registrant and Palmer Square BDC Advisor LLC (Incorporated by reference to Exhibit (g)(2) to Registrant’s Registration Statement on Form N-2 (File No. 333-274967) filed on October 13, 2023).

10.3	Form of Administration Agreement (Incorporated by reference to Exhibit 10.2 to Registrant’s Registration Statement on Form 10 (File No. 000-56126) filed on November 27, 2019).
10.4	Form of Advisory Agreement Waiver Letter (Incorporated by reference to Exhibit 10.3 to Registrant’s Registration Statement on Form 10 (File No. 000-56126) filed on November 27, 2019).
10.5

Custody Agreement, dated as of December 17, 2019, by and between the Registrant and U.S. Bank National Association (Incorporated by reference to Exhibit 10.4 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56126) filed on January 16, 2020).

10.6

Form of Indemnification Agreement for Directors and Officers (Incorporated by reference to Exhibit 10.5 to Registrant’s Registration Statement on Form 10 (File No. 000-56126) filed on November 27, 2019).

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
10.10

Credit Agreement, dated February 18, 2020, by and among Palmer Square BDC Funding I LLC, as the borrower, Bank of America, N.A., as administrative agent and as lender, and BofA Securities, Inc., as sole lead arranger and sole book manager (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 814-01334) filed on February 20, 2020).

10.11

Sale and Contribution Agreement, dated February 18, 2020, by and between the Registrant, as the seller, and Palmer Square BDC Funding I LLC, as the purchaser (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K (File No. 814-01334) filed on February 20, 2020).

10.12

Loan and Security Agreement, dated December 18, 2020, by and among the Registrant, as the collateral manager, Palmer Square BDC Funding II LLC, as the borrower, Wells Fargo Bank, National Association, as the administrative agent, U.S. Bank National Association, as the collateral agent and custodian, and the lenders party thereto (Incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K (File No. 000-56126) filed on March 12, 2021).

10.13

Loan Sale Agreement, dated December 18, 2020, by and between the Registrant, as the seller, and Palmer Square BDC Funding II LLC, as the purchaser (Incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K (File No. 000-56126) filed on March 12, 2021).

10.14

First Amendment to Credit Agreement, dated October 12, 2020, by and among Palmer Square BDC Funding I LLC, as the borrower, and Bank of America, N.A., as administrative agent and as lender (Incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K (File No. 000-56126) filed on March 11, 2022).

10.15

Second Amendment to Credit Agreement, dated September 29, 2021, by and among Palmer Square BDC Funding I LLC, as the borrower, and Bank of America, N.A., as administrative agent and as lender (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q (File No. 814-01334) filed on November 15, 2021).

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

10.18

Amendment No. 4 to Loan and Security Agreement, dated December 18, 2023, by and among Palmer Square BDC Funding II LLC, as the borrower, Palmer Square Capital BDC Inc., as the collateral manager and equity holder, Wells Fargo Bank, National Association, as administrative agent and as lender, U.S. Bank Trust Company, National Association, as collateral agent, and U.S. Bank National Association, as custodian (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 814-01334) filed on December 20, 2023).

10.19

Transfer Agency and Registrar Services Agreement by and between the Registrant and Equiniti Trust Company, LLC (Incorporated by reference to Exhibit (k)(1) to Registrant’s Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-274967) filed on November 20, 2023).

10.20

Amendment No. 4 to Credit Agreement, dated March 29, 2024, by and among Palmer Square BDC Funding I LLC, as the borrower, Bank of America, N.A., as administrative agent, BofA Securities, Inc., as sole lead arranger and sole book manager, and the lenders (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 814-01334) filed on April 4, 2024).

10.21

Note Purchase Agreement, dated as of May 23, 2024, by and among Palmer Square BDC CLO 1, Ltd., as Issuer, Palmer Square BDC CLO 1, LLC, as Co-Issuer, and BofA Securities, Inc., as Initial Purchaser (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 814-01334) filed on May 23, 2024).

10.22

Indenture, dated as of May 23, 2024, by and among Palmer Square BDC CLO 1, Ltd., as Issuer, Palmer Square BDC CLO 1, LLC, as Co-Issuer, and U.S. Bank Trust Company, National Association, as Trustee (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 814-01334) filed on May 23, 2024).

10.23

Collateral Management Agreement, dated as of May 23, 2024, by and between Palmer Square BDC CLO 1, Ltd., as Issuer, and Palmer Square Capital BDC Inc., as Collateral Manager (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 814-01334) filed on May 23, 2024).

14.1	Code of Ethics of the Registrant (Incorporated by reference to Registrant’s Amendment No. 1 to the Registration Statement on Form N-2 (File No. 814-01334) filed on November 20, 2023).
14.2	Code of Ethics of Palmer Square BDC Advisor LLC (Incorporated by reference to Registrant’s Amendment No. 1 to the Registration Statement on Form N-2 (File No. 814-01334) filed on November 20, 2023).
19.1	Insider Trading Policy for Palmer Square Capital BDC Inc. (included in the Code of Ethics of the Registrant).
21.1*	Subsidiaries of Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Palmer Square Capital BDC Inc. Clawback Policy (Incorporated by reference to Exhibit 97 to Registrant’s Annual Report on Form 10-K (File No. 814-01334) filed on February 28, 2024).
101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover page formatted as Inline XBRL and contained in Exhibit 101.

* Filed herewith

ITEM 16. FORM 10-K SUMMARY

The Registrant has elected not to provide summary information.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Palmer Square Capital BDC Inc.

Dated: February 27, 2025	By:	/s/ Christopher D. Long
Christopher D. Long
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher D. Long	Chief Executive Officer and Chairman of the Board of Directors	February 27, 2025
Christopher D. Long	(Principal Executive Officer)

/s/ Jeffrey D. Fox	Chief Financial Officer and Director	February 27, 2025
Jeffrey D. Fox	(Principal Financial and Accounting Officer)

/s/ Megan L. Webber	Director	February 27, 2025
Megan L. Webber

/s/ James W. Neville Jr.	Director	February 27, 2025
James W. Neville Jr.

/s/ Christopher C. Nelson	Director	February 27, 2025
Christopher C. Nelson