Form 10-Q
period 2025-03-31
Palmer Square Capital BDC Inc.
filed 2025-05-07
CIK 1794776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 6, 2025, the registrant had 32,373,245 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Assets and Liabilities

(Unaudited)

	March 31, 2025 (Unaudited)	December 31, 2024
Assets:
Non-controlled, non-affiliated investments, at fair value (amortized cost of $1,397,203,293 and $1,454,611,467, respectively)	$1,334,314,263	$1,407,130,945
Cash and cash equivalents	2,872,420	2,766,409
Receivables:
Receivable for sales of investments	14,162,616	7,799,523
Receivable for paydowns of investments	846,451	1,347,516
Due from investment adviser	462,835	248,110
Dividend receivable	200,827	259,625
Interest receivable	10,007,932	11,458,267
Prepaid expenses and other assets	62,378	32,364
Total Assets	$1,362,929,722	$1,431,042,759

Liabilities:
Credit facilities (net of deferred financing costs of $4,985,647 and $5,375,986, respectively) (Note 6)	$472,325,212	$501,650,602
Notes (net of deferred financing costs of $1,714,449 and $1,748,822, respectively) (Note 6)	302,126,552	302,505,057
Payables:
Payable for investments purchased	54,828,596	67,460,523
Distributions payable	12,691,089	15,649,925
Management fee payable	2,333,675	2,413,798
Incentive fee payable	1,842,706	2,149,132
Accrued other general and administrative expenses	974,638	1,368,753
Total Liabilities	$847,122,468	$893,197,790

Commitments and contingencies (Note 9)

Net Assets:
Common Shares, $0.001 par value; 450,000,000 shares authorized; 32,534,040 and 32,600,193 as of March 31, 2025 and December 31, 2024, respectively issued and outstanding	$32,534	$32,600
Additional paid-in capital	610,164,815	611,122,164
Total distributable earnings (accumulated deficit)	(94,390,095)	(73,309,795)
Total Net Assets	$515,807,254	$537,844,969
Total Liabilities and Net Assets	$1,362,929,722	$1,431,042,759
Net Asset Value Per Common Share	$15.85	$16.50

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$29,819,663	$33,259,959
Dividend income	574,336	1,254,696
Payment-in-kind interest income	507,850	-
Other income	312,430	270,288
Total investment income from non-controlled, non-affiliated investments	31,214,279	34,784,943
Total Investment Income	31,214,279	34,784,943

Expenses:
Incentive fees	1,842,706	1,924,752
Interest expense	12,969,757	13,178,830
Management fees	2,333,675	2,416,239
Professional fees	312,732	237,943
Directors fees	36,987	37,295
Other general and administrative expenses	805,271	722,166
Total Expenses	18,301,128	18,517,225
Less: Management fee waiver (Note 3)	—	(50,511)
Net expenses	18,301,128	18,466,714
Net Investment Income (Loss)	12,913,151	16,318,229

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses):
Non-controlled, non-affiliated investments	(5,894,493)	(1,736,331)
Total net realized gains (losses)	(5,894,493)	(1,736,331)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(15,407,869)	8,298,242
Total net change in unrealized gains (losses)	(15,407,869)	8,298,242
Total realized and unrealized gains (losses)	(21,302,362)	6,561,911

Net Increase (Decrease) in Net Assets Resulting from Operations	$(8,389,211)	$22,880,140

Per Common Share Data:
Basic and diluted net investment income per common share	$0.40	$0.52
Basic and diluted net increase (decrease) in net assets resulting from operations	$(0.26)	$0.72
Weighted Average Common Shares Outstanding - Basic and Diluted	32,602,053	31,594,552

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$12,913,151	$16,318,229
Net realized gains (losses) on investments and foreign currency transactions	(5,894,493)	(1,736,331)
Net change in unrealized gains (losses) on investments, foreign currency translations, and foreign currency exchange contracts	(15,407,869)	8,298,242
Net Increase (Decrease) in Net Assets Resulting from Operations	(8,389,211)	22,880,140

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(12,691,089)	(15,950,869)
Net Decrease in Net Assets Resulting from Stockholder Distributions	(12,691,089)	(15,950,869)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	—	89,652,500
Shares issued in connection with dividend reinvestment plan (Note 7)	514,649	-
Repurchase of common shares	(1,472,064)	-
Net Increase in Net Assets Resulting from Capital Share Transactions	(957,415)	89,652,500
Total Increase (Decrease) in Net Assets	(22,037,715)	96,581,771
Net Assets, Beginning of Period	537,844,969	461,955,393
Net Assets, End of Period	$515,807,254	$558,537,164

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(8,389,211)	$22,880,140
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gains)/losses on investments	5,894,493	1,736,331
Net change in unrealized (gains)/losses on investments	15,407,869	(8,298,242)
Net accretion of discount on investments	(598,188)	(578,578)
Payment-in-kind interest	(507,850)	-
Purchases of short-term investments	(127,649,840)	(295,848,981)
Purchases of portfolio investments	(104,323,107)	(346,482,823)
Proceeds from sale of short-term investments	140,223,941	295,534,623
Proceeds from sale of portfolio investments	144,369,364	69,556,336
Amortization of deferred financing cost	424,712	289,630
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in receivable for sales of investments	(6,363,093)	12,884
(Increase)/decrease in interest and dividends receivable	1,509,133	(1,693,612)
(Increase)/decrease in due from investment adviser	(214,725)	1,634,333
(Increase)/decrease in receivable for paydowns of investments	501,065	(106,269)
(Increase)/decrease in prepaid expenses and other assets	(30,014)	(55,417)
Increase/(decrease) in interest payable on credit facilities	(428,607)	(1,308,707)
Increase/(decrease) in payable for investments purchased	(12,631,927)	22,873,570
Increase/(decrease) in management fees payable	(80,123)	164,164
Increase/(decrease) in incentive fee payable	(306,426)	1,924,752
Increase/(decrease) in directors fee payable	—	—
Increase/(decrease) in accrued other general and administrative expenses	(394,115)	(123,527)
Net cash provided by (used in) operating activities	46,413,351	(237,889,393)

Cash Flows from Financing Activities:
Borrowings on the credit facilities	26,600,000	158,000,000
Payments on the credit facilities	(56,300,000)	—
Payments of debt issuance costs	—	(3,625,000)
Distributions paid in cash	(15,649,925)	—
Proceeds from issuance of common shares, net of change in subscriptions receivable	—	89,652,500
Purchase of common shares for dividend reinvestment plan	514,649	—
Repurchase of common shares	(1,472,064)	—
Net cash provided by (used in) financing activities	(46,307,340)	244,027,500
Net increase/(decrease) in cash and cash equivalents	106,011	6,138,107
Cash and cash equivalents, beginning of period	2,766,409	2,117,109
Cash and cash equivalents, end of period	$2,872,420	$8,255,216

Supplemental and Non-Cash Information:
Interest paid during the period	$13,398,364	$14,487,537
Distributions declared during the period	$12,691,089	$15,950,869
Reinvestment of distributions during the period	$-	$-
Distributions payable	$12,691,089	$15,950,869

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of March 31, 2025

(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Debt Investments
First Lien Senior Secured(2)
888 Holdings PLC (4)(8)	Hotels, Restaurants and Leisure	9.67% (S + CSA + 5.25%)	7/8/2028	$5,927,313	$5,809,471	$5,752,457	1.0%
AccentCare, Inc. (8)	Healthcare Providers and Services	8.30% (S + 4.00%)	9/20/2028	5,835,660	5,836,385	5,120,792	0.9%
Accession Risk Management Group, Inc.	Insurance	9.05% (S + 4.75%)	11/1/2029	787,998	770,444	787,998	0.1%
Accession Risk Management Group, Inc.	Insurance	9.05% (S + 4.75%)	11/1/2029	2,966,987	2,966,987	2,966,987	0.5%
Accession Risk Management Group, Inc. (7)	Insurance	9.05% (S + CSA + 4.75%)	11/1/2029	6,051,247	6,017,413	6,051,247	1.1%
Acrisure, LLC (8)	Insurance	7.32% (S + 3.00%)	11/6/2030	3,980,025	3,972,036	3,962,254	0.7%
Ahead DB Holdings, LLC (8)	IT Services	7.30% (S + 3.00%)	2/3/2031	3,970,000	3,936,818	3,967,836	0.7%
Aimbridge Acquisition Co., Inc. (8)	Hotels, Restaurants and Leisure	9.94% (S + CSA + 5.50%)	3/11/2030	735,010	735,010	731,335	0.1%
Aimbridge Acquisition Co., Inc. (8)	Hotels, Restaurants and Leisure	11.94% (S + 7.61%)	3/11/2030	735,010	725,205	722,148	0.1%
Albion Financing 3 S.a r.l. (Albion Financing LLC) (4)(8)	Diversified Consumer Services	7.29% (S + 3.00%)	8/16/2029	2,977,538	2,977,538	2,984,043	0.5%
Allied Universal Holdco LLC (8)	Professional Services	8.17% (S + CSA + 3.75%)	5/12/2028	9,716,637	9,702,897	9,717,414	1.8%
American Rock Salt Company LLC (6)	Metals and Mining	11.44% (S + 7.00%)	6/9/2028	890,236	828,321	899,138	0.2%
American Rock Salt Company LLC (6)	Metals and Mining	8.44% (S + CSA + 4.00%)	6/9/2028	5,779,837	5,778,864	4,782,746	0.9%
Amynta Agency Borrower Inc. (Amynta Warranty Borrower Inc.) (8)	Insurance	7.29% (S + 3.00%)	12/6/2031	2,985,019	2,956,715	2,961,079	0.6%
Ankura Consulting Group, LLC (6)	Professional Services	7.80% (S + 3.50%)	12/17/2031	4,367,055	4,367,055	4,324,302	0.8%
Anticimex Global AB (4)(8)	Commercial Services and Supplies	7.77% (S + 3.40%)	11/16/2028	3,790,454	3,790,454	3,788,558	0.7%
AP Gaming I, LLC (4)(8)	Hotels, Restaurants and Leisure	8.07% (S + CSA + 3.75%)	2/15/2029	8,263,982	8,190,720	8,305,302	1.6%
Aptean Acquiror Inc. (7)	Software	9.56% (S + 5.25%)	1/30/2031	6,394,731	6,351,964	6,370,917	1.2%
Aptean Acquiror Inc. (7)(12)	Software	9.55% (S + 5.25%)	1/30/2031	103,597	101,546	104,231	0.0%
Aramsco, Inc. (7)	Machinery	9.08% (S + 4.75%)	10/10/2030	5,434,838	5,360,668	5,063,822	1.0%
ARC Falcon I Inc. (8)	Chemicals	7.92% (S + CSA + 3.50%)	8/31/2028	4,072,930	4,062,168	4,029,675	0.8%
Arcline FM Holdings LLC (8)	Industrial Conglomerates	7.82% (S + 3.50%)	6/24/2030	3,000,000	2,992,500	2,991,000	0.6%
Aretec Group, Inc. (8)	Diversified Financial Services	7.82% (S + 3.50%)	8/9/2030	10,892,762	10,793,906	10,817,330	2.1%
Aruba Investments, Inc. (8)	Chemicals	8.42% (S + CSA + 4.00%)	10/28/2027	7,912,886	7,885,343	7,729,901	1.5%
Ascend Learning, LLC (8)	Professional Services	7.32% (S + 3.00%)	12/11/2028	10,244,388	10,191,192	10,134,619	2.0%
Aspire Bakeries Holdings, LLC (8)	Food Products	8.57% (S + 4.25%)	12/13/2030	10,556,683	10,554,084	10,596,271	2.1%
AssuredPartners, Inc (8)	Insurance	7.82% (S + 3.50%)	2/14/2031	9,900,000	9,892,500	9,922,770	1.9%
Athletico Management, LLC (6)	Healthcare Providers and Services	8.70% (S + CSA + 4.25%)	2/2/2029	7,026,313	7,007,120	5,504,940	1.1%
Autokiniton US Holdings, Inc. (8)	Auto Components	8.44% (S + CSA + 4.00%)	4/6/2028	9,940,970	9,940,907	9,762,380	1.9%
Aveanna Healthcare LLC (4)(8)	Healthcare Providers and Services	8.16% (S + CSA + 3.75%)	6/30/2028	9,585,834	9,514,503	9,424,121	1.8%
BarBri Holdings, Inc (7)	Professional Services	9.35% (S + CSA + 5.00%)	4/30/2030	7,231,875	7,231,875	7,197,162	1.4%
Barracuda Networks, Inc. (8)	Software	8.79% (S + 4.50%)	8/15/2029	10,293,371	10,088,763	8,960,380	1.7%
Bending Spoons Operations Spa (4)(8)	Interactive Media Services	9.54% (S + 5.25%)	2/19/2031	7,500,000	7,376,862	7,537,500	1.5%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of March 31, 2025

(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
B'laster Holdings, LLC (7)	Chemicals	9.04% (S + 4.75%)	10/25/2029	1,629,250	1,614,099	1,609,047	0.3%
B'laster Holdings, LLC	Chemicals	9.07% (S + 4.75%)	10/25/2029	4,377,917	4,303,924	4,279,367	0.8%
Boxer Parent Company Inc. (8)	Software	7.29% (S + 3.00%)	7/30/2031	9,950,000	9,909,135	9,790,900	1.9%
Carriage Purchaser, Inc. (8)	Road and Rail	8.32% (S + 4.00%)	10/2/2028	8,771,593	8,773,605	8,731,858	1.7%
Carroll County Energy LLC (6)	Independent Power and Renewable Electricity Producers	7.58% (S + 3.25%)	6/24/2031	6,522,275	6,500,712	6,529,613	1.3%
Castle US Holding Corporation (6)	Professional Services	8.57% (S + CSA + 4.00%)	1/31/2027	5,922,359	5,898,560	3,642,251	0.7%
Castle US Holding Corporation (7)	Professional Services	8.32% (S + 3.75%)	1/27/2027	1,936,842	1,933,815	1,202,808	0.2%
CCI Buyer, Inc. (8)	Wireless Telecommunication Services	8.30% (S + 4.00%)	12/17/2027	9,601,103	9,597,776	9,618,433	1.9%
Cengage Learning, Inc. (8)	Diversified Consumer Services	7.83% (S + 3.50%)	3/24/2031	5,955,075	5,917,037	5,914,997	1.1%
Century De Buyer LLC (8)	Media	7.79% (S + CSA + 3.50%)	10/30/2030	1,985,025	1,969,229	1,988,757	0.4%
Congruex Group LLC (7)	Construction and Engineering	10.80% (S + 6.50% incl. 5.00% PIK)	4/28/2029	6,293,160	6,195,199	5,421,305	1.1%
Connectwise LLC (8)	IT Services	8.06% (S + CSA + 3.50%)	9/29/2028	10,701,735	10,695,005	10,706,229	2.1%
Consolidated Communications, Inc. (8)	Diversified Telecommunication Services	7.94% (S + CSA + 3.50%)	10/2/2027	4,428,009	4,269,317	4,420,061	0.9%
Corelogic, Inc. (8)	Internet Software and Services	7.94% (S + CSA + 3.50%)	6/29/2028	9,694,425	9,644,712	9,532,867	1.8%
CP Atlas Buyer, Inc (8)	Building Products	8.17% (S + CSA + 3.75%)	11/23/2027	6,734,381	6,681,990	6,253,715	1.2%
CPM Holdings, Inc. (8)	Machinery	8.82% (S + 4.50%)	9/27/2028	7,949,375	7,908,933	7,830,134	1.5%
Creation Technologies Inc. (4)(8)	Electronic Equipment, Instruments and Components	10.06% (S + CSA + 5.50%)	10/5/2028	9,816,660	9,634,525	9,546,701	1.9%
Crown Subsea Communications Holding, Inc. (8)	Construction and Engineering	8.32% (S + CSA + 4.00%)	1/30/2031	7,399,100	7,378,787	7,419,447	1.4%
Deerfield Dakota Holding, LLC (8)	Diversified Financial Services	8.05% (S + 3.75%)	4/9/2027	4,762,500	4,738,285	4,530,828	0.9%
Delivery Hero SE (4)(6)	Diversified Consumer Services	9.31% (S + 5.00%)	12/12/2029	3,445,075	3,431,656	3,456,565	0.7%
Delta Topco, Inc. (6)	IT Services	7.07% (S + 2.75%)	11/30/2029	9,925,125	9,909,438	9,826,519	1.9%
DIRECTV Financing, LLC (4)(8)	Media	9.55% (S + CSA + 5.00%)	8/2/2027	671,657	669,065	673,431	0.1%
Dotdash Meredith, Inc. (4)(8)	Media	7.82% (S + CSA + 3.50%)	12/1/2028	10,427,775	10,397,610	10,460,414	2.0%
Dwyer Instruments, LLC	Electronic Equipment, Instruments and Components	9.05% (S + 4.75%)	7/21/2029	8,289,081	8,289,081	8,206,092	1.6%
Dwyer Instruments, LLC (13)	Electronic Equipment, Instruments and Components	9.05% (S + 3.75%)	7/21/2029	69,005	57,862	69,964	0.0%
ECL Entertainment, LLC (7)	Hotels, Restaurants and Leisure	7.82% (S + CSA + 3.50%)	8/30/2030	4,937,688	4,857,634	4,940,008	1.0%
ECO Material Tech INC (8)	Construction Materials	7.47% (S + 3.25%)	2/12/2032	4,000,000	3,991,243	3,991,260	0.8%
Edgewater Generation, L.L.C. (8)	Independent Power and Renewable Electricity Producers	7.32% (S + 3.00%)	8/1/2030	3,876,557	3,926,737	3,880,007	0.8%
EFS Cogen Holdings I, LLC (8)	Independent Power and Renewable Electricity Producers	7.80% (S + 3.50%)	10/3/2031	6,611,286	6,614,858	6,612,344	1.3%
Endurance International Group, Inc., The (8)	Professional Services	7.93% (S + CSA + 3.50%)	2/10/2028	4,591,024	4,553,719	3,112,071	0.6%
Enverus Holdings, Inc. (7)	Software	9.82% (S + 5.50%)	12/22/2029	6,346,757	6,264,835	6,347,277	1.2%
EP Purchaser, LLC (8)	Professional Services	9.06% (S + 4.50%)	11/6/2028	10,111,913	10,063,391	10,149,832	2.0%
EPIC Y-Grade Services, LP (8)	Energy Equipment and Services	10.04% (S + 5.75%)	6/29/2029	11,950,000	11,742,664	11,966,850	2.3%
Everest SubBidCo (4)(8)	IT Services	8.87% (S + 4.50%)	12/8/2031	2,653,350	2,628,281	2,646,717	0.5%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of March 31, 2025

(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Everest SubBidCo (4)(8)	IT Services	8.90% (S + 4.50%)	12/8/2031	5,326,650	5,275,988	5,313,333	1.0%
First Brands Group, LLC (8)	Auto Components	9.55% (S + 5.00%)	3/30/2027	8,606,304	8,614,645	8,017,332	1.6%
Flash Charm, Inc. (8)	IT Services	7.79% (S + 3.50%)	3/2/2028	9,602,213	9,585,055	8,925,545	1.7%
Flexera Software LLC (8)	Software	7.30% (S + 3.00%)	3/3/2028	8,622,797	8,613,618	8,589,125	1.7%
Forest City Enterprises, L.P. (8)	Real Estate Management and Development	7.94% (S + 3.50%)	12/8/2025	4,000,000	3,895,038	3,915,000	0.8%
Fortis 333 Inc (8)	Chemicals	7.80% (S + 3.50%)	2/6/2032	3,000,000	2,992,500	2,985,000	0.6%
Frozen Bakery Acquisition LLC (7)	Food Products	9.19% (S + 4.75%)	7/9/2029	6,483,750	6,423,941	6,457,167	1.3%
Fugue Finance, LLC (4)(8)	Diversified Consumer Services	7.50% (S + 3.25%)	1/9/2032	5,895,587	5,842,166	5,897,886	1.1%
Gainwell Acquisition Corp. (8)	Healthcare Providers and Services	8.40% (S + CSA + 4.00%)	10/1/2027	8,674,552	8,585,359	8,159,631	1.6%
Galway Borrower LLC (7)(14)	Insurance	8.80% (S + 4.50%)	9/29/2028	251,044	217,427	279,462	0.1%
Galway Borrower LLC (7)(15)	Insurance	8.80% (S + 4.50%)	9/29/2028	182,954	179,558	179,765	0.0%
Genuine Financial Holdings LLC (8)	Professional Services	7.55% (S + CSA + 3.25%)	9/27/2030	10,358,875	10,312,045	10,193,133	2.0%
Global Medical Response, Inc. (6)	Healthcare Providers and Services	8.61% (S + 5.50% incl. 0.75% PIK)	10/31/2028	9,021,638	9,005,703	9,031,652	1.8%
Gloves Buyer Inc (8)	Industrial Conglomerates	8.30% (S + 4.00%)	1/16/2032	8,000,000	7,960,000	7,713,320	1.5%
Gloves Buyer, Inc. (8)	Industrial Conglomerates	8.44% (S + CSA + 4.00%)	1/20/2028	6,472,153	6,474,955	6,240,223	1.2%
Great Outdoors Group, LLC (8)	Specialty Retail	7.57% (S + 3.25%)	1/23/2032	4,949,135	4,939,648	4,944,804	1.0%
Grinding Media Inc. (Molycop Ltd.) (8)	Metals and Mining	7.82% (S + CSA + 3.50%)	10/12/2028	10,752,476	10,727,161	10,658,392	2.1%
HAH Group Holding Company LLC (8)	Healthcare Providers and Services	9.32% (S + 5.00%)	9/24/2031	10,187,078	10,072,211	9,703,192	1.9%
Help/Systems Holdings, Inc. (8)	Software	8.39% (S + CSA + 4.00%)	11/19/2026	6,690,839	6,675,917	6,142,190	1.2%
Highline Aftermarket Acquisition, LLC (8)	Automotive	7.82% (S + 3.50%)	2/13/2030	3,990,000	3,981,295	3,985,013	0.8%
Holding Socotec (4)(6)	Construction and Engineering	8.12% (S + 3.75%)	6/30/2028	4,000,000	3,990,000	4,007,500	0.8%
HP PHRG BORROWER, LLC (8)	Household Durables	8.32% (S + 4.00%)	2/20/2032	10,000,000	9,900,737	9,787,500	1.9%
Hunter Douglas Inc (8)	Household Durables	7.55% (S + 3.25%)	1/16/2032	1,995,000	1,985,646	1,912,208	0.4%
Hunterstown Generation, LLC (8)	Independent Power and Renewable Electricity Producers	7.80% (S + 3.50%)	11/6/2031	2,985,000	2,971,591	2,999,925	0.6%
Hyperion Refinance S.a.r.l. (4)(8)	Insurance	7.82% (S + 3.50%)	4/18/2030	1,994,911	1,994,911	1,996,776	0.4%
Idemia Group S.A.S. (4)(8)	Internet Software and Services	8.55% (S + 4.25%)	9/30/2028	6,930,000	6,949,305	6,976,951	1.4%
IMA Financial Group, Inc. (7)	Insurance	7.32% (S + CSA + 3.00%)	11/1/2028	4,850,844	4,839,113	4,831,149	0.9%
Inception Finco S.a r.l. (4)(6)	Healthcare Providers and Services	8.05% (S + 3.75%)	4/9/2031	5,964,975	5,946,589	5,982,691	1.2%
Ineos Quattro Holdings UK Limited (4)(8)	Chemicals	8.57% (S + CSA + 4.25%)	10/7/2031	4,000,000	4,014,929	3,760,000	0.7%
Ineos Quattro Holdings UK Limited (4)(6)	Chemicals	8.67% (S + 4.25%)	4/2/2029	2,984,925	2,995,108	2,872,990	0.6%
Ineos US Finance LLC (4)(8)	Chemicals	7.32% (S + 3.00%)	2/7/2031	3,970,050	3,936,943	3,805,293	0.7%
Infinite Bidco, LLC (8)	Electronic Equipment, Instruments and Components	8.30% (S + CSA + 3.75%)	3/2/2028	6,265,701	6,240,520	5,940,699	1.2%
Infinite Bidco, LLC	Electronic Equipment, Instruments and Components	10.57% (S + CSA + 6.25%)	3/2/2028	2,932,500	2,929,125	2,895,844	0.6%
Inmar, Inc. (8)	Professional Services	9.30% (S + 5.00%)	10/30/2031	9,680,268	9,589,508	9,689,368	1.9%
Invenergy Thermal Operating I LLC (8)	Independent Power and Renewable Electricity Producers	8.05% (S + 3.75%)	8/14/2029	3,807,950	3,764,522	3,807,950	0.7%
Invenergy Thermal Operating I LLC (8)	Independent Power and Renewable Electricity Producers	8.05% (S + 3.75%)	8/14/2029	387,823	383,470	387,823	0.1%
Ivanti Software, Inc. (8)	Software	8.55% (S + CSA + 4.00%)	12/1/2027	960,000	959,571	685,502	0.1%
Ivanti Software, Inc. (8)	Software	8.82% (S + CSA + 4.25%)	12/1/2027	8,740,305	8,655,154	6,317,623	1.2%
IVC Acquisition, Ltd. (4)(8)	Professional Services	8.04% (S + 3.75%)	12/12/2028	7,540,812	7,469,370	7,553,782	1.5%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of March 31, 2025

(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Jack Ohio Finance LLC (7)	Hotels, Restaurants and Leisure	8.32% (S + 4.00%)	1/28/2032	7,000,000	6,985,067	7,010,500	1.4%
Kleopatra Finco S.a.r.l (4)(8)	Containers and Packaging	9.23% (S + CSA + 4.73%)	2/4/2026	1,920,000	1,920,000	1,755,197	0.3%
LBM Acquisition, LLC (8)	Building Products	8.17% (S + CSA + 3.75%)	6/6/2031	10,460,638	10,368,162	9,686,551	1.9%
Lifescan Global Corporation (6)(9)	Healthcare Equipment and Supplies	10.92% (S + CSA + 6.50%)	12/31/2026	3,774,532	3,770,775	2,434,573	0.5%
Lightstone Holdco LLC (8)	Independent Power and Renewable Electricity Producers	10.04% (S + 5.75%)	2/1/2027	13,772,946	13,345,861	13,880,582	2.7%
Lightstone Holdco LLC (8)	Independent Power and Renewable Electricity Producers	10.04% (S + 5.75%)	2/1/2027	779,046	754,861	785,135	0.2%
LogMeIn, Inc. (6)	IT Services	9.19% (S + CSA + 4.75%)	4/28/2028	4,099,806	4,074,678	3,816,243	0.7%
LogMeIn, Inc. (6)	IT Services	9.19% (S + CSA + 4.75%)	4/28/2028	4,099,806	4,072,312	1,926,909	0.4%
Logrhythm, Inc. (7)	IT Services	11.81% (S + 7.50%)	7/2/2029	6,363,636	6,363,636	6,204,355	1.2%
LSF12 Crown US Commercial Bidco, LLC (8)	Construction and Engineering	8.57% (S + 4.25%)	12/2/2031	10,000,000	9,989,169	9,841,650	1.9%
Magenta Security Holdings LLC (6)	Software	10.54% (S + 6.25%)	7/27/2028	949,963	939,586	966,350	0.2%
Magenta Security Holdings LLC (6)	Software	11.30% (S + CSA + 6.75%)	7/27/2028	641,850	638,708	582,710	0.1%
Magenta Security Holdings LLC	Software	11.55% (S +CSA + 7.00% incl. 6.25% PIK)	7/27/2028	1,171,843	1,167,755	608,187	0.1%
Magenta Security Holdings LLC	Software	11.30% (S +CSA + 7.00% incl. 5.50% PIK)	7/27/2028	6,173,849	6,157,212	1,769,826	0.3%
Majco LLC (7)(16)	Automotive	9.42% (S + 5.00%)	3/11/2032	511,901	499,507	499,405	0.1%
Maverick 1, LLC	Software	8.80% (S + 4.25%)	5/18/2028	4,912,500	4,745,645	4,929,399	1.0%
Max US Bidco Inc.	Food Products	9.31% (S + 5.00%)	10/3/2030	5,667,750	5,428,859	5,577,803	1.1%
Medical Solutions Holdings, Inc. (8)	Healthcare Providers and Services	7.89% (S + CSA + 3.50%)	11/1/2028	7,816,308	7,586,659	5,072,784	1.0%
Michael Baker International, LLC (8)	Construction and Engineering	8.32% (S + CSA + 4.00%)	12/1/2028	9,048,517	9,012,689	9,041,007	1.8%
Micro Holding Corp. (8)	IT Services	8.57% (S + 4.25%)	12/31/2031	3,904,544	3,828,757	3,597,608	0.7%
Micro Holding Corp. (8)	IT Services	8.57% (S + 4.25%)	5/3/2028	5,769,203	5,521,124	5,495,195	1.1%
Minotaur Acquisition, Inc.	Diversified Financial Services	9.32% (S + 5.00%)	5/10/2030	1,151,163	1,151,163	1,138,270	0.2%
Minotaur Acquisition, Inc.	Diversified Financial Services	9.32% (S + 5.00%)	5/10/2030	6,941,860	6,941,860	6,872,087	1.3%
MLN US HoldCo LLC (6)(9)	Diversified Telecommunication Services	8.95% (S + 4.50%)	12/31/2025	4,056,188	3,980,135	—	0.0%
Momentive Performance Materials Inc. (8)	Chemicals	8.32% (S + CSA + 4.00%)	3/29/2028	5,792,411	5,686,884	5,777,206	1.1%
MRI Software LLC (7)(17)	Software	9.05% (S + 4.75%)	2/10/2027	35,354	32,797	34,908	0.0%
MRI Software LLC (7)	Software	9.05% (S + 4.75%)	2/10/2027	6,327,400	6,290,510	6,279,944	1.2%
NAPA Management Services Corporation (8)	Healthcare Providers and Services	9.67% (S + CSA + 5.25%)	2/23/2029	9,737,073	9,617,819	9,010,249	1.7%
Natgasoline LLC (8)	Chemicals	9.80% (S + 5.50%)	3/25/2030	6,967,425	6,866,719	6,801,949	1.3%
National Mentor Holdings, Inc. (8)	Healthcare Providers and Services	8.15% (S + CSA + 3.75%)	2/18/2028	291,993	291,583	283,626	0.1%
National Mentor Holdings, Inc. (8)	Healthcare Providers and Services	8.15% (S + CSA + 3.75%)	2/18/2028	8,924,985	8,914,365	8,669,240	1.7%
Nexus Buyer LLC (8)	Diversified Financial Services	7.82% (S + 3.50%)	7/31/2031	9,950,063	9,742,546	9,904,093	1.9%
Nielsen Consumer Inc. (8)	Media	7.82% (S + 3.50%)	3/6/2028	12,718,104	12,181,243	12,692,668	2.5%
Northstar Group Services, Inc. (8)	Construction and Engineering	9.08% (S + 4.75%)	5/8/2030	11,274,825	11,279,092	11,349,972	2.2%
NSM Top Holdings Corp. (8)	Healthcare Equipment and Supplies	9.68% (S + 5.25%)	5/14/2029	6,825,751	6,806,747	6,876,944	1.3%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of March 31, 2025

(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Nvent Electric Public Limited Company (4)(8)	Electrical Equipment	7.82% (S + 3.50%)	1/30/2032	2,000,000	1,990,596	2,002,080	0.4%
Ontario Gaming GTA Limited Partnership (4)(8)	Hotels, Restaurants and Leisure	8.50% (S + 4.25%)	8/1/2030	8,321,416	8,321,834	8,209,077	1.6%
Optimizely North America Inc. (7)	Software	9.32% (S + 5.00%)	10/30/2031	4,541,667	4,537,083	4,530,175	0.9%
Orchid Merger Sub II, LLC (6)	Software	9.21% (S + 4.75%)	7/27/2027	3,764,419	3,668,261	2,289,256	0.4%
Oregon Clean Energy, LLC (6)	Independent Power and Renewable Electricity Producers	7.80% (S + CSA + 3.50%)	7/12/2030	2,208,087	2,198,745	2,220,507	0.4%
Osmosis Buyer Limited (8)	Food Products	7.32% (S + 3.00%)	7/31/2028	10,504,445	10,506,867	10,421,197	2.0%
Outcomes Group Holdings, Inc. (8)	Healthcare Providers and Services	7.57% (S + 3.25%)	5/6/2031	4,515,932	4,498,194	4,523,451	0.9%
Padagis, LLC (8)	Pharmaceuticals	9.30% (S + CSA + 4.75%)	7/31/2028	9,088,235	9,023,152	8,531,581	1.7%
Pasadena Performance Products LLC (8)	Independent Power and Renewable Electricity Producers	7.75% (S + 3.50%)	3/1/2032	4,000,000	3,980,149	4,002,520	0.8%
Patriot Growth Insurance Services, LLC (7)(18)	Insurance	9.30% (S + 5.00%)	10/16/2028	3,507,878	3,449,069	3,528,278	0.7%
Peraton Corp. (8)	Aerospace and Defense	8.17% (S + CSA + 3.75%)	2/1/2028	8,663,065	8,669,830	7,729,749	1.5%
Plano Holdco, Inc. (8)	Diversified Financial Services	7.80% (S + CSA + 3.50%)	8/30/2031	5,000,000	4,977,459	4,987,500	1.0%
Pluto Acquisition I, Inc. (6)	Healthcare Providers and Services	9.80% (S + 5.50%)	6/20/2028	1,331,311	1,331,311	1,351,280	0.3%
PMHC II Inc.	Chemicals	8.69% (S + 4.25%)	4/23/2029	10,887,925	10,736,038	9,629,009	1.9%
Precisely Software Incorporated (8)	IT Services	8.55% (S + CSA + 4.00%)	4/24/2028	10,637,212	10,620,098	10,286,716	2.0%
Pretium PKG Holdings, Inc. (6)	Containers and Packaging	8.19% (S +CSA + 4.60% incl. 0.70% PIK)	10/2/2028	5,610,492	5,578,428	3,234,224	0.6%
Pretium PKG Holdings, Inc.	Containers and Packaging	8.04% (S + 5.00% incl. 1.25% PIK)	10/2/2028	1,525,686	1,485,256	1,541,423	0.3%
Project Alpha Intermediate Holding, Inc. (8)	Software	7.55% (S + 3.25%)	10/26/2030	7,905,263	7,813,955	7,897,002	1.5%
Prometric Holdings, Inc. (8)	Diversified Consumer Services	9.19% (S + 4.75%)	1/31/2028	5,635,413	5,565,733	5,672,043	1.1%
PROOFPOINT INC (8)	Software	7.32% (S + 3.00%)	8/31/2028	3,989,924	3,986,860	3,981,825	0.8%
PT Intermediate Holdings III, LLC	Machinery	7.55% (S +CSA + 4.75%/S + 5.00% incl. 1.75% PIK)	4/9/2030	9,834,988	9,784,253	9,834,988	1.9%
PVKG Investment Holdings Inc. (6)	IT Services	10.07% (S + 5.75%)	6/4/2030	1,737,165	1,704,167	1,142,186	0.2%
Radiology Partners, Inc. (8)	Healthcare Providers and Services	8.09% (S +CSA + 5.00% incl. 1.50% PIK)	1/31/2029	5,367,996	5,366,351	5,187,658	1.0%
RC Buyer, Inc. (8)	Auto Components	7.94% (S + CSA + 3.50%)	7/28/2028	2,026,165	2,024,807	1,984,375	0.4%
RealPage, Inc. (6)	Real Estate Management and Development	8.08% (S + 3.75%)	4/24/2028	6,000,000	5,973,413	6,011,250	1.2%
RealTruck Group, Inc. (6)	Auto Components	7.94% (S + CSA + 3.50%)	1/20/2028	6,820,812	6,820,090	6,531,882	1.3%
RealTruck Group, Inc.	Auto Components	9.44% (S + CSA + 5.00%)	1/31/2028	1,980,000	1,945,575	1,945,350	0.4%
Recovery Solutions Parent, LLC	Healthcare Providers and Services	11.80% (S + 7.50/S + 8.50% incl. 5.00% PIK)	1/28/2030	2,383,858	2,383,858	2,358,112	0.5%
Red Planet Borrower, LLC (6)	Internet Software and Services	9.57% (S + 5.25%)	10/2/2028	2,000,000	1,927,145	2,000,830	0.4%
Red Planet Borrower, LLC (8)	Internet Software and Services	7.92% (S + CSA + 3.50%)	10/2/2028	10,434,834	10,372,083	10,255,981	2.0%
Redstone Holdco 2 LP (6)	IT Services	9.30% (S + CSA + 4.75%)	4/14/2028	4,892,258	4,874,819	2,665,131	0.5%
Renaissance Holding Corp. (8)	Software	8.32% (S + 4.00%)	4/5/2030	11,586,131	11,466,300	11,390,673	2.2%
Rocket Software, Inc. (8)	Software	8.57% (S + 4.25%)	11/28/2028	12,198,619	12,005,244	12,183,432	2.4%
Rohm Holding GmbH (4)(8)	Chemicals	9.74% (S + 5.50% incl. 0.25bp PIK)	1/31/2029	1,983,349	1,979,437	1,910,213	0.4%
Rohm Holding GmbH (4)	Chemicals	9.74% (S + 5.50% incl. 0.25bp PIK)	1/31/2029	8,667,379	8,554,192	8,347,769	1.6%
Ryan, LLC (7)	Professional Services	7.82% (S + 3.50%)	11/8/2030	5,348,559	5,268,400	5,338,530	1.0%
Sitel Group (4)	IT Services	8.18% (S + 3.75%)	8/28/2028	2,976,864	2,346,232	1,793,248	0.3%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of March 31, 2025

(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Solina Group Services SAS (4)(8)	Food products	7.55% (S + 3.25%)	3/12/2029	2,000,000	2,000,000	2,002,080	0.4%
Sovos Compliance, LLC (7)	Software	8.32% (S + 4.00%)	8/13/2029	3,873,238	3,872,724	3,861,405	0.7%
Specialty Building Products Holdings, LLC (8)	Building Products	8.17% (S + CSA + 3.75%)	10/5/2028	9,700,000	9,693,384	9,235,176	1.8%
Star Holding LLC (8)	Energy Equipment and Services	8.82% (S + 4.50%)	7/31/2031	3,980,000	3,989,182	3,899,584	0.8%
Starlight Parent LLC (8)	Software	8.26% (S + 4.00%)	3/12/2032	4,000,000	3,880,000	3,890,020	0.8%
Stepstone Group MidCo 2 GmbH, The (4)(8)	Interactive Media Services	8.98% (S + 4.50%)	12/4/2031	10,000,000	9,900,000	9,887,500	1.9%
Summer BC Holdco B LLC (4)(8)	Media	9.56% (S + CSA + 5.00%)	2/12/2029	11,763,906	11,704,966	11,762,083	2.3%
Tank Holding Corp.	Containers and Packaging	10.17% (S + CSA + 5.75%)	3/31/2028	2,455,808	2,419,782	2,374,152	0.5%
Tank Holding Corp.	Containers and Packaging	10.42% (S + CSA + 6.00%)	3/31/2028	2,058,000	2,029,257	2,033,510	0.4%
Tank Holding Corp.	Containers and Packaging	10.42% (S + 6.00%)	3/31/2028	892,043	880,081	881,427	0.2%
TCP Sunbelt Acquisition Co. (8)	Electronic Equipment, Instruments and Components	8.57% (S + 4.25%)	10/16/2031	9,975,000	9,945,025	9,962,531	1.9%
Thryv, Inc. (4)(6)	Professional Services	11.07% (S + 6.75%)	5/1/2029	6,200,000	6,146,985	6,308,500	1.2%
Titan US Finco, LLC (4)(7)	Media	8.56% (S + CSA + 4.00%)	10/6/2028	5,820,000	5,813,340	5,812,754	1.1%
TMC Buyer, Inc. (6)	Construction and Engineering	9.29% (S + 5.00%)	11/1/2030	4,571,875	4,525,486	4,590,582	0.9%
Tosca Services, LLC (6)	Containers and Packaging	9.17% (S +CSA + 4.25%/S +CSA + 4.75% incl. 1.50% PIK)	11/30/2028	6,908,251	6,877,450	5,915,190	1.1%
Tosca Services, LLC (8)	Containers and Packaging	9.82% (S + 5.50%)	11/30/2028	1,372,991	1,372,991	1,409,465	0.3%
Transnetwork LLC (7)	Diversified Financial Services	9.05% (S + 4.75%)	12/29/2030	5,135,000	5,059,655	5,160,675	1.0%
U.S. Renal Care, Inc. (8)	Healthcare Providers and Services	9.44% (S + CSA + 5.00%)	6/20/2028	7,738,493	7,672,696	7,237,077	1.4%
Univision Communications Inc (8)	Media	8.55% (S + 4.25%)	6/25/2029	2,000,000	1,985,059	1,946,660	0.4%
US Fertility Enterprises, LLC (8)	Healthcare Providers and Services	8.78% (S + 4.50%)	10/11/2031	4,770,652	4,724,483	4,783,122	0.9%
US Radiology Specialists, Inc. (8)	Healthcare Providers and Services	9.05% (S + 4.75%)	12/15/2027	12,419,298	12,376,896	12,419,298	2.4%
USIC Holdings, Inc. (7)(19)	Construction and Engineering	9.81% (S + 5.50%)	9/10/2031	32,952	32,952	32,505	0.0%
USIC Holdings, Inc. (7)(20)	Construction and Engineering	9.56% (S + 5.25%)	9/10/2031	174,731	174,731	172,961	0.0%
USIC Holdings, Inc. (7)	Construction and Engineering	9.81% (S + 5.50%)	9/10/2031	2,522,676	2,500,321	2,492,152	0.5%
Veracode (8)	Software	8.89% (S + CSA + 4.50%)	4/20/2029	8,580,000	8,554,589	7,293,000	1.4%
Verifone Systems Inc (6)	Commercial Services and Supplies	9.94% (S + CSA + 5.75%)	8/18/2028	8,128,384	8,128,384	7,234,262	1.4%
Vocus Group (4)(8)	Diversified Telecommunication Services	8.26% (S + CSA + 3.50%)	7/20/2028	1,950,000	1,937,851	1,956,708	0.4%
WarHorse Gaming, LLC	Hotels, Restaurants and Leisure	13.67% (S + 9.25%)	6/30/2028	4,987,500	4,821,746	5,162,063	1.0%
Waterbridge NDB Operating LLC (8)	Energy Equipment and Services	8.31% (S + 4.00%)	5/10/2029	9,950,000	9,944,462	9,995,123	1.9%
Watlow Electric Manufacturing Company (8)	Electrical Equipment	7.29% (S + 3.00%)	3/2/2028	3,759,239	3,758,800	3,761,608	0.7%
Wellpath (CCS-CMGC Holdings, Inc.) (6)(9)	Healthcare Providers and Services	14.00% (S + CSA + 7.50%)	10/1/2025	2,397,530	2,356,429	779,197	0.2%
Xplor T1, LLC (7)	Professional Services	7.83% (S + 3.50%)	6/24/2031	7,213,750	7,184,075	7,222,767	1.4%
Zayo Group Holdings, Inc. (8)	Diversified Telecommunication Services	8.57% (S + 4.25%)	3/9/2027	4,969,270	4,742,352	4,677,673	0.9%
Zayo Group Holdings, Inc. (6)	Diversified Telecommunication Services	7.44% (S + 3.00%)	3/9/2027	3,000,000	2,871,971	2,799,660	0.5%
Total First Lien Senior Secured				1,208,258,539	1,198,129,169	1,150,400,159	223.1%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of March 31, 2025

(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Second Lien Senior Secured(2)
American Rock Salt Company LLC	Metals and Mining	11.69% (S + 7.25%)	6/4/2029	2,750,000	2,767,883	1,886,046	0.3%
ARC Falcon I Inc. (8)	Chemicals	11.42% (S + 7.00%)	9/24/2029	2,427,315	2,361,546	2,380,796	0.5%
Aruba Investments, Inc. (8)	Chemicals	12.17% (S + CSA + 7.75%)	10/27/2028	3,350,000	3,323,681	3,195,900	0.6%
Asurion, LLC (8)	Insurance	9.69% (S + CSA + 5.25%)	1/19/2029	9,000,000	8,868,765	8,368,605	1.6%
Barracuda Networks, Inc.	Software	11.29% (S + 7.00%)	8/15/2030	4,000,000	3,890,564	2,800,000	0.5%
Delta Topco, Inc. (6)	IT Services	9.57% (S + 5.25%)	12/24/2030	4,500,000	4,481,221	4,507,020	0.9%
Edelman Financial Engines Center, LLC, The (8)	Diversified Financial Services	9.57% (S + 5.25%)	10/20/2028	2,500,000	2,495,632	2,508,125	0.5%
Ellucian Holdings Inc.	Software	9.07% (S + 4.75%)	11/15/2032	2,000,000	1,995,982	2,032,080	0.4%
First Brands Group, LLC	Auto Components	13.05% (S + 8.50%)	3/24/2028	3,000,000	2,989,122	2,715,000	0.5%
Flash Charm, Inc.	IT Services	11.19% (S + 6.75%)	2/5/2029	3,353,659	3,366,254	2,998,724	0.6%
Gainwell Acquisition Corp.	Healthcare Providers and Services	12.39% (S + 8.00%)	10/2/2028	2,400,000	2,285,370	2,064,000	0.4%
Gainwell Acquisition Corp.	Healthcare Providers and Services	12.39% (S + 8.00%)	10/2/2028	3,000,000	2,968,888	2,580,000	0.5%
Help/Systems Holdings, Inc.	Software	11.14% (S + CSA + 6.75%)	11/19/2027	3,656,217	3,657,826	2,547,158	0.5%
Infinite Bidco, LLC (8)	Electronic Equipment, Instruments and Components	11.55% (S + CSA + 7.00%)	2/24/2029	2,729,999	2,727,668	2,393,881	0.5%
Ivanti Software, Inc.	Software	11.82% (S + 7.25%)	12/1/2028	3,000,000	3,008,110	1,292,340	0.3%
Mitchell International, Inc. (8)	Software	9.57% (S + CSA + 5.25%)	6/7/2032	7,500,000	7,467,459	7,321,875	1.4%
Nexus Buyer LLC	Diversified Financial Services	10.67% (S + CSA + 6.25%)	11/1/2029	5,000,000	4,959,264	4,986,600	1.0%
OneDigital Borrower LLC (8)	Insurance	9.57% (S + 5.25%)	7/2/2032	5,000,000	4,978,560	5,006,250	1.0%
Peraton Corp.	Aerospace and Defense	12.18% (S + 7.75%)	2/26/2029	2,898,876	2,940,127	2,201,349	0.4%
Pretium PKG Holdings, Inc. (6)	Containers and Packaging	11.31% (S + 6.75%)	9/30/2029	2,000,000	1,987,300	467,750	0.1%
Project Boost Purchaser, LLC (8)	Professional Services	9.55% (S + 5.25%)	7/16/2032	2,500,000	2,488,461	2,506,250	0.5%
Vision Solutions, Inc. (8)	IT Services	11.80% (S + CSA + 7.25%)	4/23/2029	5,500,000	5,446,062	5,313,220	1.0%
Total Second Lien Senior Secured				82,066,066	81,455,745	72,072,969	14.0%

Corporate Bonds
Altice Financing S.A. (4)	Diversified Telecommunication Services	5.00%	1/15/2028	3,000,000	2,714,362	2,250,000	0.4%
KOBE US Midco 2 Inc	Chemicals	9.25% Cash/10.00% PIK	11/1/2026	2,199,488	2,192,342	1,982,288	0.4%
Total Corporate Bonds				5,199,488	4,906,704	4,232,288	0.8%

Total Debt Investments				$1,295,524,093	$1,284,491,618	$1,226,705,416	237.9%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of March 31, 2025

(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
CLO Mezzanine(2)
APID 2013-12A ER (4)	Structured Note	9.96% (S + 5.40%)	4/15/2031	2,425,000	2,427,288	2,402,151	0.5%
APID 2016-24A DR (4)	Structured Note	10.35% (S + CSA + 5.80%)	10/20/2030	2,200,000	2,144,691	2,194,646	0.4%
BABSN 2022-2A ER (4)	Structured Note	11.20% (S + 6.90%)	7/15/2039	3,000,000	3,058,498	2,997,319	0.6%
CGMS 2020-2A ER (4)	Structured Note	13.09% (S + 8.53%)	1/25/2035	4,000,000	3,910,257	3,785,144	0.7%
CBAMR 2018-8A E1R (4)	Structured Note	11.70% (S + 7.40%)	7/15/2037	1,000,000	1,021,852	1,012,913	0.2%
CIFC 2023-2A E (4)	Structured Note	12.26% (S + 7.97%)	1/21/2037	2,700,000	2,765,436	2,753,092	0.5%
ELM20 2022-7A ER (4)	Structured Note	10.30% (S + 6.00%)	1/17/2037	2,400,000	2,434,914	2,420,812	0.5%
ELMW8 2021-1X ER (4)	Structured Note	10.54% (S + 6.25%)	4/20/2037	2,250,000	2,296,400	2,265,150	0.4%
GLM 2020-7A FR (4)	Structured Note	12.30% (S + 7.75%)	4/20/2034	2,000,000	1,916,165	1,997,988	0.4%
GLM 2021-9A FR (4)	Structured Note	12.75% (S + 8.46%)	4/20/2037	3,000,000	2,916,523	3,022,246	0.6%
GOST 2024-1A E (4)	Structured Note	10.79% (S + 6.50%)	4/20/2033	2,500,000	2,500,000	2,516,776	0.5%
HLM 2023-18A E (4)	Structured Note	13.26% (S + 8.97%)	7/20/2036	3,400,000	3,543,264	3,462,854	0.7%
MORGN 2020-6A F (4)	Structured Note	12.59% (S + 8.04%)	10/23/2034	2,800,000	2,738,453	2,534,524	0.5%
THAYR 2017-1A ER (4)	Structured Note	13.42% (S + CSA + 8.87%)	4/20/2034	1,300,000	1,269,962	1,218,350	0.2%
Total CLO Mezzanine				34,975,000	34,943,703	34,583,965	6.7%

CLO Equity
BABSN 2018-4A SUB (4)	Structured Subordinated Note	NA	10/15/2030	4,000,000	1,303,746	1,116,845	0.3%
DRSLF 2020-86A SUB (4)	Structured Subordinated Note	NA	7/17/2030	6,000,000	3,680,928	2,463,276	0.5%
HLM 12A-18 SUB (4)	Structured Subordinated Note	NA	7/18/2031	7,500,000	219,750	219,750	0.0%
LNGPT 2017-1A SUB (4)	Structured Subordinated Note	NA	1/17/2030	6,358,000	2,124,017	1,215,650	0.2%
REG12 2019-1A SUB (4)	Structured Subordinated Note	NA	10/15/2032	6,000,000	3,469,903	3,635,849	0.7%
SPEAK 2017-4A SUB (4)	Structured Subordinated Note	NA	10/26/2034	5,000,000	1,968,743	693,500	0.1%
STRAS 2021-1A SUB (4)	Structured Subordinated Note	NA	12/29/2029	2,000,000	—	1,200	0.0%
Total CLO Equity				36,858,000	12,767,087	9,346,070	1.8%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of March 31, 2025

(Unaudited)

		Number of Shares	Cost	Fair Value	Percentage of Net Assets
Equity Investments
Aimbridge Acquisition Co., Inc. (8)(11)	Hotels, Restaurants and Leisure	70,561	4,657,026	4,125,702	0.8%
PVKG Investments Holdings Inc	IT Services	89,288	1,258,194	647,338	0.1%
Recovery Solutions Parent, LLC (6)(11)	Healthcare Providers and Services	98,983	2,229,831	2,049,938	0.4%
Total Equity Investments		258,832	8,145,051	6,822,978	1.3%

Total Equity and Other Investments		72,091,832	$55,855,841	$50,753,013	9.8%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of March 31, 2025

(Unaudited)

	Number of Shares	Cost	Fair Value	Percentage of Net Assets
Short-Term Investments
Fidelity Investments Money Market Government Portfolio - Institutional Class, 4.27% (10)	36,909,516	36,909,516	36,909,516	7.1%
Morgan Stanley Liquidity Funds US Dollar Treasury Liquidity Fund - Institutional Class, 4.19% (10)	19,946,318	19,946,318	19,946,318	3.9%
Total Short-Term Investments	56,855,834	56,855,834	56,855,834	11.0%
Total Investments		$1,397,203,293	$1,334,314,263	258.7%
Liabilities in Excess of Other Assets			(818,507,009)	(158.7)%
Net Assets			$515,807,254	100.0%

(1)
The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(2)
Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), the Secured Overnight Financing Rate (“SOFR” or “S”), SOFR + Credit Spread Adjustment (S+CSA), where the Credit Spread Adjustment is a defined additional spread amount based on the tenor of SOFR the borrower selects, the Euro Interbank Offered Rate (“Euribor” or “E”), the U.S. Prime Rate (“P”), or an alternate base rate (which can include the Federal Funds Effective Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. For the holdings as of March 31, 2025 that have S+CSA as the base rate, the credit spread adjustment ranges from 0.1 bps to 26.2 bps.
(3)
As of March 31, 2025, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
(4)
Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2025, 16.2% of the Company’s total assets were in non-qualifying investments.
(5)
As of March 31, 2025, the tax cost of the Company’s investments approximates their amortized cost.
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
(9)
Loan was on non-accrual status as of March 31, 2025.
(10)
7-day effective yield as of March 31, 2025.
(11)
Fair value Level 3 security.
(12)
Of the $288,263 commitment to Aptean Acquiror Inc., $184,686 was unfunded as of March 31, 2025.
(13)
Of the $1,197,934 commitment to Dwyer Instruments, LLC, $1,128,928 was unfunded as of March 31, 2025.
(14)
Of the $4,440,300 commitment to Galway Borrower, LLC, $4,189,257 was unfunded as of March 31, 2025.
(15)
Of the $559,500 commitment to Galway Borrower, LLC, $376,545 was unfunded as of March 31, 2025.

(16)
Of the $4,998,717 commitment to Majco, LLC, $4,486,816 was unfunded as of March 31, 2025.
(17)
Of the $636,370 commitment to MRI Software, LLC, $601,016 was unfunded as of March 31, 2025.
(18)
Of the $4,987,878 commitment to Patriot Growth Insurance Services LLC, $1,480,000 was unfunded as of March 31, 2025.
(19)
Of the $149,046 commitment to USIC Holdings, Inc., $116,094 was unfunded as of March 31, 2025.
(20)
Of the $321,873 commitment to USIC Holdings, Inc., 147,142 was unfunded as of March 31, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2024

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Debt Investments
First Lien Senior Secured(2)
888 Holdings PLC (4)(8)	Hotels, Restaurants and Leisure	9.50% (S + 5.25%)	7/8/2028	$7,299,910	$7,148,457	$7,064,961	1.2%
AAdvantage Loyalty IP Ltd. (4)(8)	Insurance	9.63% (S + CSA + 4.75%)	4/20/2028	2,625,000	2,608,954	2,699,273	0.4%
AccentCare, Inc. (8)	Healthcare Providers and Services	8.52% (S + 4.00%)	9/20/2028	5,850,434	5,851,160	5,358,002	0.9%
Accession Risk Management Group, Inc. (6)	Insurance	9.30% (S + 4.75%)	11/1/2029	2,974,487	2,974,486	2,974,486	0.5%
Accession Risk Management Group, Inc. (6)	Insurance	9.26% (S + 4.75%)	11/1/2029	790,047	771,398	791,034	0.0%
Accession Risk Management Group, Inc. (7)	Insurance	9.15% (S + 4.75%)	11/1/2029	6,066,872	6,029,528	6,074,456	1.0%
Acrisure, LLC (8)	Insurance	7.36% (S + 3.00%)	11/6/2030	6,919,034	6,904,897	6,939,030	1.2%
Ahead DB Holdings, LLC (8)	IT Services	7.83% (S + 3.50%)	2/1/2031	4,447,650	4,408,272	4,483,787	0.8%
Aimbridge Acquisition Co., Inc. (8)	Hotels, Restaurants and Leisure	8.60% (S + CSA + 3.75%)	2/2/2026	8,099,719	7,991,683	5,281,705	1.0%
Albion Financing 3 S.a r.l. (Albion Financing LLC) (4)(8)	Diversified Consumer Services	9.10% (S + CSA + 4.25%)	8/16/2029	2,985,000	2,985,000	3,019,819	0.6%
Alliance Laundry Systems LLC (8)	Machinery	7.84% (S + 3.50%)	8/19/2031	3,000,000	2,985,548	3,023,849	0.6%
Allied Universal Holdco LLC (8)	Professional Services	8.21% (S + CSA + 3.75%)	5/12/2028	9,741,810	9,725,291	9,785,744	1.8%
American Rock Salt Company LLC (6)	Metals and Mining	11.78% (S + CSA + 7.00%)	6/9/2028	704,345	638,293	714,323	0.1%
American Rock Salt Company LLC (6)(11)	Metals and Mining	11.47% (S + CSA + 7.00%)	6/9/2028	188,127	188,127	198,881	0.0%
American Rock Salt Company LLC (6)	Metals and Mining	8.78% (S + CSA + 4.00%)	6/9/2028	5,794,849	5,792,135	5,274,211	1.0%
Amynta Agency Borrower Inc. (Amynta Warranty Borrower Inc.) (8)	Insurance	7.34% (S + 3.00%)	12/6/2031	10,491,160	10,331,015	10,504,274	2.0%
Ankura Consulting Group, LLC (6)	Professional Services	7.84% (S + 3.50%)	12/17/2031	4,378,000	4,378,000	4,390,762	0.8%
AP Gaming I, LLC (4)(8)	Hotels, Restaurants and Leisure	8.11% (S + 3.75%)	2/15/2029	8,285,870	8,205,740	8,367,030	1.6%
Aptean Acquiror Inc. (7)(12)	Software	2.82% (S + 5.00%)	1/30/2031	85,148	82,254	86,271	0.0%
Aptean Acquiror Inc. (7)	Software	9.58% (S + 5.00%)	1/30/2031	5,215,792	5,169,294	5,251,590	1.0%
Aramsco, Inc. (7)	Machinery	9.08% (S + 4.75%)	10/10/2030	5,448,563	5,376,923	5,082,978	0.9%
ARC Falcon I Inc. (8)	Chemicals	7.96% (S + CSA + 3.50%)	8/31/2028	7,083,440	7,062,793	7,136,601	1.3%
Aretec Group, Inc. (8)	Diversified Financial Services	7.86% (S + 3.50%)	8/9/2030	10,920,063	10,815,659	10,956,754	2.0%
Aruba Investments, Inc. (8)	Chemicals	8.46% (S + CSA + 4.00%)	10/28/2027	7,933,386	7,900,656	7,973,053	1.5%
Ascend Learning, LLC (8)	Professional Services	7.96% (S + CSA + 3.50%)	11/18/2028	10,244,388	10,184,764	10,312,462	1.9%
Aspire Bakeries Holdings, LLC (8)	Food Products	8.61% (S + 4.25%)	12/13/2030	10,583,342	10,578,140	10,702,404	2.0%
AssuredPartners, Inc (8)	Insurance	7.86% (S + 3.50%)	2/14/2031	9,925,000	9,913,322	9,957,554	1.9%
Athletico Management, LLC (6)	Healthcare Providers and Services	8.73% (S + CSA + 4.25%)	2/2/2029	7,044,375	7,021,551	5,462,913	1.0%
Autokiniton US Holdings, Inc. (8)	Auto Components	8.47% (S + CSA + 4.00%)	4/6/2028	9,966,137	9,963,966	9,922,535	1.8%
Aveanna Healthcare LLC (4)(8)	Healthcare Providers and Services	8.36% (S + CSA + 3.75%)	6/30/2028	9,610,655	9,532,100	9,546,407	1.8%
Bach Finance Limited (4)(8)	Diversified Consumer Services	8.26% (S + 3.75%)	2/26/2031	1,990,000	1,985,781	2,006,169	0.4%
BarBri Holdings, Inc. (7)	Professional Services	10.42% (S + CSA + 5.75%)	4/28/2028	7,250,000	7,250,000	7,250,000	1.3%
Barracuda Networks, Inc. (8)	Software	9.09% (S + 4.50%)	8/15/2029	10,319,697	10,101,711	9,573,480	1.8%
B'laster Holdings, LLC (7)	Chemicals	9.12% (S + 4.75%)	10/25/2029	1,633,334	1,633,334	1,614,909	0.3%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2024

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
B'laster Holdings, LLC (6)	Chemicals	9.08% (S + 4.75%)	10/25/2029	4,389,000	4,310,310	4,339,477	0.8%
Boxer Parent Company Inc. (8)	Software	8.34% (S + 3.75%)	7/30/2031	9,950,000	9,906,984	10,044,426	1.9%
Carriage Purchaser, Inc. (8)	Road and Rail	8.36% (S + 4.00%)	10/2/2028	8,793,633	8,793,520	8,833,028	1.6%
Carroll County Energy LLC (6)	Independent Power and Renewable Electricity Producers	8.33% (S + 4.00%)	6/30/2031	6,705,455	6,681,412	6,774,589	1.3%
Castle US Holding Corporation (7)	Professional Services	8.53% (S + CSA + 3.75%)	1/27/2027	1,941,053	1,937,162	1,156,304	0.2%
Castle US Holding Corporation (6)	Professional Services	8.78% (S + CSA + 4.00%)	1/31/2027	5,935,123	5,906,293	3,575,912	0.7%
CCI Buyer, Inc. (8)	Wireless Telecommunication Services	8.33% (S + 4.00%)	12/17/2027	9,626,106	9,621,288	9,647,572	1.8%
Cengage Learning, Inc. (8)	Diversified Consumer Services	8.01% (S + 3.50%)	3/24/2031	5,970,000	5,929,669	6,008,387	1.1%
Century De Buyer LLC (8)	Media	7.90% (S + 3.50%)	10/30/2030	1,990,000	1,973,127	2,010,726	0.4%
Congruex Group LLC (7)	Construction and Engineering	10.49% (S + 6.50% incl 5.00% PIK)	4/28/2029	6,218,118	6,113,609	4,838,473	0.9%
Connectwise LLC (8)	IT Services	8.09% (S + CSA + 3.50%)	9/29/2028	10,729,388	10,720,742	10,813,238	2.0%
Consolidated Communications, Inc. (4)(8)	Diversified Telecommunication Services	7.97% (S + CSA + 3.50%)	10/2/2027	8,428,009	8,052,013	8,357,256	1.6%
ConvergeOne Holdings, Inc. (6)	IT Services	10.21% (S + 5.75%)	6/4/2030	1,737,165	1,702,593	1,679,621	0.3%
Corelogic, Inc. (8)	Internet Software and Services	7.97% (S + CSA + 3.50%)	6/29/2028	9,719,540	9,664,400	9,614,520	1.8%
CP Atlas Buyer, Inc (8)	Building Products	8.21% (S + CSA + 3.75%)	11/23/2027	6,757,888	6,698,726	6,602,356	1.2%
CPM Holdings, Inc. (8)	Machinery	9.05% (S + 4.50%)	9/27/2028	7,969,500	7,925,726	7,749,223	1.4%
Creation Technologies Inc. (4)(8)	Electronic Equipment, Instruments and Components	10.35% (S + CSA + 5.50%)	10/5/2028	9,841,895	9,645,638	9,681,964	1.8%
Crown Subsea Communications Holding, Inc. (8)	Construction and Engineering	8.57% (S + 4.00%)	1/30/2031	7,417,737	7,394,854	7,547,548	1.4%
Curia Global, Inc. (8)	Healthcare Providers and Services	8.44% (S + CSA + 3.75%)	8/30/2026	4,751,577	4,747,305	4,556,074	0.8%
Deerfield Dakota Holding, LLC (8)	Diversified Financial Services	8.08% (S + 3.75%)	4/9/2027	4,775,000	4,746,893	4,681,004	0.9%
Delivery Hero SE (4)(6)	Diversified Consumer Services	9.52% (S + 5.00%)	12/12/2029	5,453,775	5,430,162	5,492,415	1.0%
Delta Topco, Inc. (6)	IT Services	8.20% (S + 3.50%)	11/30/2029	9,950,000	9,928,955	10,040,197	1.9%
DIRECTV Financing, LLC (8)	Media	9.85% (S + CSA + 5.00%)	8/2/2027	2,151,993	2,142,142	2,162,957	0.4%
Dotdash Meredith, Inc. (4)(8)	Media	8.05% (S + 3.50%)	12/1/2028	10,427,775	10,391,889	10,519,018	2.0%
Dwyer Instruments, LLC (6)	Electronic Equipment, Instruments and Components	9.27% (S + 4.75%)	7/21/2029	8,309,856	8,298,075	8,247,361	1.5%
ECL Entertainment, LLC (7)	Hotels, Restaurants and Leisure	7.86% (S + 3.50%)	8/30/2030	4,950,125	4,865,484	4,984,949	0.9%
Edelman Financial Engines Center, LLC, The (6)	Diversified Financial Services	7.36% (S + 3.00%)	4/7/2028	3,735,657	3,735,657	3,762,890	0.7%
Edgewater Generation, L.L.C. (8)	Independent Power and Renewable Electricity Producers	8.61% (S + 4.25%)	8/1/2030	8,282,051	8,291,034	8,409,264	1.6%
EFS Cogen Holdings I, LLC (8)	Independent Power and Renewable Electricity Producers	8.11% (S + 3.50%)	10/3/2031	6,611,286	6,614,123	6,652,607	1.2%
Endurance International Group, Inc., The (8)	Professional Services	8.14% (S + CSA + 3.50%)	2/10/2028	4,591,024	4,549,281	3,118,315	0.6%
Enverus Holdings, Inc. (7)(13)	Software	9.86% (S + 5.50%)	12/22/2029	14,089	8,187	16,806	0.0%
Enverus Holdings, Inc. (7)	Software	9.86% (S + 5.50%)	12/22/2029	6,169,595	6,086,741	6,185,913	1.2%
EP Purchaser, LLC (8)	Professional Services	9.09% (S + CSA + 4.50%)	11/6/2028	10,146,882	10,093,302	10,210,300	1.9%
EPIC Y-Grade Services, LP (8)	Energy Equipment and Services	10.34% (S + 5.75%)	6/29/2029	9,975,000	9,751,427	10,008,516	1.9%
Everest SubBidCo (4)(8)	IT Services	8.90% (S + 4.50%)	12/8/2031	5,340,000	5,260,000	5,290,000	1.0%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2024

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Filtration Group Corporation (8)	Industrial Conglomerates	7.97% (S + CSA + 3.50%)	10/21/2028	3,929,538	3,899,111	3,965,395	0.7%
First Brands Group, LLC (8)	Auto Components	9.85% (S + CSA + 5.00%)	3/30/2027	8,628,717	8,637,079	8,125,404	1.5%
Flash Charm, Inc. (8)	IT Services	8.07% (S + 3.50%)	3/2/2028	9,626,400	9,606,066	9,472,377	1.8%
Flexera Software LLC (8)	Software	7.35% (S + 3.00%)	3/3/2028	8,644,408	8,633,517	8,713,304	1.6%
Forest City Enterprises, L.P. (8)	Real Estate Management and Development	7.96% (S + CSA + 3.50%)	12/8/2025	3,000,000	2,894,740	2,947,500	0.5%
Fugue Finance, LLC (4)(8)	Diversified Consumer Services	8.51% (S + 4.00%)	1/31/2028	3,905,587	3,852,802	3,947,494	0.7%
Gainwell Acquisition Corp. (8)	Healthcare Providers and Services	8.43% (S + CSA + 4.00%)	10/1/2027	8,697,201	8,596,938	8,445,939	1.6%
Galway Borrower LLC (7)(15)	Insurance	8.82% (S + 0.50%)	9/29/2028	79,929	43,839	98,681	0.0%
Galway Borrower LLC (7)(14)	Insurance	4.50% (S + 4.50%)	9/29/2028	46,802	43,167	48,264	0.0%
Garda World Security Corporation (4)(8)	Diversified Consumer Services	7.90% (S + 3.50%)	2/1/2029	9,824,873	9,630,569	9,880,187	1.8%
Genuine Financial Holdings LLC (8)	Professional Services	8.36% (S + 4.00%)	9/27/2030	10,384,837	10,336,150	10,514,648	2.0%
Global Medical Response, Inc. (6)	Healthcare Providers and Services	9.53% (S + 5.50% incl 0.75% PIK)	10/31/2028	9,040,777	9,021,793	9,083,178	1.7%
Gloves Buyer, Inc. (8)	Industrial Conglomerates	8.47% (S + CSA + 4.00%)	1/20/2028	6,488,967	6,492,118	6,495,715	1.2%
Great Outdoors Group, LLC (8)	Specialty Retail	8.22% (S + CSA + 3.75%)	3/6/2028	6,865,743	6,849,707	6,912,087	1.3%
Grinding Media Inc. (Molycop Ltd.) (8)	Metals and Mining	8.02% (S + 3.50%)	10/12/2028	10,779,492	10,750,795	10,846,864	2.0%
GS AcquisitionCo, Inc. (7)	Software	9.58% (S + 5.25%)	5/25/2028	3,198,883	3,193,992	3,206,357	0.6%
GS AcquisitionCo, Inc. (7)(16)	Software	9.58% (S + 5.25%)	5/25/2028	351,120	347,795	354,164	0.1%
HAH Group Holding Company LLC (8)	Healthcare Providers and Services	9.36% (S + 5.00%)	9/24/2031	10,212,609	10,090,154	10,228,133	1.9%
Hamilton Projects Acquiror, LLC (6)	Electric Utilities	8.11% (S + 3.75%)	6/2/2031	7,832,000	7,813,852	7,902,958	1.5%
Help/Systems Holdings, Inc. (8)	Software	8.69% (S + CSA + 4.00%)	11/19/2026	6,708,446	6,689,518	5,931,742	1.1%
Holding Socotec (4)(6)	Construction and Engineering	8.36% (S + 3.75%)	6/30/2028	4,000,000	3,990,000	4,023,340	0.7%
Hunterstown Generation, LLC (8)	Independent Power and Renewable Electricity Producers	7.83% (S + 3.50%)	11/6/2031	2,992,500	2,977,966	3,016,440	0.6%
Idemia Group S.A.S. (4)(8)	Internet Software and Services	8.58% (S + 4.25%)	9/30/2028	6,947,500	6,966,861	7,034,344	1.3%
IMA Financial Group, Inc. (7)	Insurance	7.37% (S + 3.00%)	11/1/2028	4,863,063	4,849,492	4,875,220	0.9%
Imagefirst Holdings, LLC (7)	Healthcare Providers and Services	8.58% (S + 4.25%)	4/27/2028	6,912,281	6,819,210	6,929,561	1.3%
Inception Finco S.a r.l. (4)(7)	Healthcare Providers and Services	8.83% (S + 4.50%)	4/18/2031	3,980,000	3,960,640	4,014,328	0.7%
Ineos Quattro Holdings UK Limited (4)(8)	Chemicals	8.61% (S + 4.25%)	10/7/2031	4,000,000	4,015,000	4,045,000	0.8%
Ineos Quattro Holdings UK Limited (4)(6)	Chemicals	8.71% (S + CSA + 4.25%)	4/2/2029	2,992,462	3,003,508	3,018,646	0.6%
Ineos US Finance LLC (4)(8)	Chemicals	7.35% (S + 3.00%)	2/7/2031	4,975,031	4,930,699	5,021,697	0.9%
Infinite Bidco, LLC (8)	Electronic Equipment, Instruments and Components	8.60% (S + CSA + 3.75%)	3/2/2028	6,281,726	6,253,394	6,244,036	1.2%
Infinite Bidco, LLC (6)	Electronic Equipment, Instruments and Components	10.77% (S + CSA + 6.25%)	3/2/2028	2,940,000	2,935,545	2,947,350	0.5%
Inmar, Inc. (8)	Professional Services	9.36% (S + 5.00%)	10/30/2031	7,704,590	7,585,665	7,739,492	1.4%
Invenergy Thermal Operating I LLC (8)	Independent Power and Renewable Electricity Producers	8.06% (S + 3.75%)	8/14/2029	3,977,673	3,929,315	4,027,394	0.7%
Invenergy Thermal Operating I LLC (8)	Independent Power and Renewable Electricity Producers	8.06% (S + 3.75%)	8/14/2029	387,823	383,155	392,670	0.1%
Ivanti Software, Inc. (8)	Software	8.90% (S + CSA + 4.00%)	12/1/2027	962,500	961,859	667,734	0.1%
Ivanti Software, Inc. (8)	Software	9.12% (S + CSA + 4.25%)	12/1/2027	8,762,831	8,668,910	6,079,214	1.1%
IVC Acquisition, Ltd. (4)(8)	Professional Services	9.08% (S + 4.75%)	12/12/2028	7,559,854	7,482,496	7,629,556	1.4%
Jack Ohio Finance LLC (7)	Hotels, Restaurants and Leisure	9.22% (S + CSA + 4.75%)	10/31/2028	4,842,223	4,844,727	4,864,013	0.9%
Kleopatra Finco S.a.r.l (4)(8)	Containers and Packaging	9.72% (S + CSA + 4.73%)	2/4/2026	1,925,000	1,924,525	1,766,188	0.3%
LBM Acquisition, LLC (8)	Building Products	8.30% (S + CSA + 3.75%)	6/6/2031	10,486,987	10,388,333	10,414,889	1.9%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2024

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Lifescan Global Corporation (6)	Healthcare Equipment and Supplies	11.12% (S + CSA + 6.50%)	12/31/2026	4,915,602	4,909,410	1,720,461	0.3%
Lightstone Holdco LLC (8)	Independent Power and Renewable Electricity Producers	10.34% (S + 5.75%)	2/1/2027	13,815,952	13,328,042	13,997,287	2.6%
Lightstone Holdco LLC (8)	Independent Power and Renewable Electricity Producers	10.34% (S + 5.75%)	2/1/2027	781,479	753,917	791,736	0.1%
LogMeIn, Inc. (6)	IT Services	9.30% (S + CSA + 4.75%)	4/28/2028	4,110,159	4,082,690	3,755,657	0.7%
LogMeIn, Inc. (6)	IT Services	9.30% (S + CSA + 4.75%)	4/28/2028	4,110,159	4,080,014	1,888,618	0.4%
Logrhythm, Inc. (7)	IT Services	11.86% (S + 7.50%)	7/2/2029	6,363,636	6,363,636	6,218,582	1.2%
LSF12 Crown US Commercial Bidco, LLC (8)	Construction and Engineering	8.80% (S + 4.25%)	12/2/2031	10,000,000	9,987,727	10,000,050	1.9%
Magenta Security Holdings LLC (6)	Software	10.84% (S + 6.25%)	7/27/2028	949,963	938,743	969,262	0.2%
Magenta Security Holdings LLC (6)	Software	11.60% (S + CSA + 6.75%)	7/27/2028	641,850	638,367	593,711	0.1%
Magenta Security Holdings LLC (6)	Software	11.37% (S +CSA + 7.00 incl 6.25% PIK)	7/27/2028	1,153,421	1,148,852	693,973	0.1%
Magenta Security Holdings LLC (6)	Software	10.62% (S +CSA + 6.25 incl 5.50% PIK)	7/27/2028	6,088,275	6,069,701	2,141,764	0.4%
Maverick 1, LLC (6)	Software	9.10% (S + CSA + 4.25%)	5/18/2028	4,925,000	4,745,424	4,931,156	0.9%
Max US Bidco Inc. (6)	Food Products	9.36% (S + 5.00%)	10/3/2030	5,682,063	5,432,014	5,547,114	1.0%
Medical Solutions Holdings, Inc. (8)	Healthcare Providers and Services	8.19% (S + CSA + 3.50%)	11/1/2028	7,836,350	7,590,520	5,587,748	1.0%
Michael Baker International, LLC (8)	Construction and Engineering	9.11% (S + 4.75%)	12/1/2028	9,071,309	9,029,932	9,122,381	1.7%
Micro Holding Corp. (8)	IT Services	8.83% (S + 4.25%)	5/3/2028	5,798,563	5,680,945	5,808,131	1.1%
Micro Holding Corp. (8)	IT Services	8.61% (S + 4.25%)	12/31/2031	3,914,330	3,834,932	3,920,788	0.7%
Minotaur Acquisition, Inc. (6)	Diversified Financial Services	9.36% (S + 5.00%)	5/10/2030	1,162,791	1,162,791	1,150,257	0.2%
Minotaur Acquisition, Inc. (7)	Diversified Financial Services	9.36% (S + 5.00%)	5/10/2030	6,959,302	6,959,302	6,875,815	1.3%
MLN US HoldCo LLC (6)(9)	Diversified Telecommunication Services	8.95% (S + CSA + 4.50%)	12/31/2025	4,056,188	3,980,135	121,686	0.0%
Momentive Performance Materials Inc. (8)	Chemicals	8.36% (S + 4.00%)	3/29/2028	3,807,188	3,697,971	3,854,777	0.7%
MRI Software LLC (7)	Software	9.08% (S + 4.75%)	2/10/2027	6,344,043	6,300,467	6,305,437	1.2%
MRI Software LLC (7)(17)	Software	9.08% (S + 4.75%)	2/10/2027	35,354	32,067	33,123	0.0%
NAPA Management Services Corporation (8)	Healthcare Providers and Services	9.71% (S + CSA + 5.25%)	2/23/2029	9,762,169	9,632,454	9,127,677	1.7%
Natgasoline LLC (8)	Chemicals	9.02% (S + CSA + 3.50%)	10/31/2025	4,359,454	4,340,609	4,337,657	0.8%
National Mentor Holdings, Inc. (8)	Healthcare Providers and Services	8.18% (S + CSA + 3.75%)	2/18/2028	291,993	291,505	289,939	0.1%
National Mentor Holdings, Inc. (8)	Healthcare Providers and Services	8.20% (S + CSA + 3.75%)	2/18/2028	8,948,227	8,934,664	8,885,276	1.7%
Nexus Buyer LLC (8)	Diversified Financial Services	8.36% (S + 4.00%)	7/31/2031	9,950,063	9,733,624	9,998,669	1.9%
Nielsen Consumer Inc. (8)	Media	9.11% (S + 4.75%)	3/6/2028	12,718,104	12,139,172	12,845,285	2.4%
Northstar Group Services, Inc. (8)	Construction and Engineering	9.08% (S + 4.75%)	5/8/2030	11,303,225	11,304,691	11,389,186	2.1%
NSM Top Holdings Corp. (8)	Healthcare Equipment and Supplies	9.98% (S + CSA + 5.25%)	5/14/2029	6,842,901	6,821,415	6,928,437	1.3%
Nvent Electric Public Limited Company (4)(8)	Electrical Equipment	8.70% (S + 3.50%)	9/12/2031	2,000,000	1,990,000	2,024,380	0.4%
OneDigital Borrower LLC (6)	Insurance	7.61% (S + 3.25%)	6/13/2031	7,960,000	7,921,609	7,990,089	1.5%
Ontario Gaming GTA Limited Partnership (4)(8)	Hotels, Restaurants and Leisure	8.58% (S + 4.25%)	8/1/2030	8,342,483	8,340,478	8,370,055	1.6%
Optimizely North America Inc. (7)	Software	9.36% (S + 5.00%)	10/30/2031	4,541,667	4,537,083	4,527,140	0.8%
Orchid Merger Sub II, LLC (4)(6)	Software	9.21% (S + CSA + 4.75%)	7/27/2027	3,832,841	3,723,368	2,369,175	0.4%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2024

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Oregon Clean Energy, LLC (6)	Independent Power and Renewable Electricity Producers	8.32% (S + 4.00%)	6/26/2030	2,302,842	2,291,804	2,313,631	0.4%
Osmosis Buyer Limited (8)	Food Products	8.05% (S + 3.50%)	7/31/2028	10,504,445	10,505,311	10,526,399	2.0%
Outcomes Group Holdings, Inc. (8)	Healthcare Providers and Services	7.61% (S + 3.25%)	5/6/2031	4,527,278	4,507,395	4,581,606	0.9%
Padagis, LLC (8)	Pharmaceuticals	9.60% (S + CSA + 4.75%)	7/31/2028	9,088,235	9,016,487	8,444,470	1.6%
Patriot Growth Insurance Services, LLC (7)(18)	Insurance	9.33% (S + 5.00%)	10/16/2028	3,513,300	3,449,676	3,503,929	0.7%
Peraton Corp. (8)	Aerospace and Defense	8.21% (S + CSA + 3.75%)	2/1/2028	8,686,121	8,694,473	8,104,325	1.5%
Plano Holdco, Inc. (8)	Diversified Financial Services	7.83% (S + 3.50%)	8/30/2031	5,000,000	4,975,249	5,050,000	0.9%
Pluto Acquisition I, Inc. (6)	Healthcare Providers and Services	9.84% (S + 5.50%)	6/20/2028	1,331,311	1,331,311	1,362,929	0.3%
PMHC II Inc. (8)	Chemicals	9.06% (S + 4.25%)	4/23/2029	10,915,843	10,751,634	10,782,451	2.0%
Precisely Software Incorporated (8)	IT Services	8.85% (S + CSA + 4.00%)	4/24/2028	10,664,770	10,644,552	10,520,795	2.0%
Pretium PKG Holdings, Inc. (6)	Containers and Packaging	9.57% (S + 5.00% incl 1.25% PIK)	10/2/2028	1,520,722	1,477,604	1,572,054	0.3%
Pretium PKG Holdings, Inc. (6)	Containers and Packaging	9.17% (S + 4.60% incl 0.70% PIK)	10/2/2028	5,600,234	5,566,370	4,478,423	0.8%
Project Alpha Intermediate Holding, Inc. (8)	Software	7.58% (S + 3.25%)	10/26/2030	9,925,125	9,793,823	10,001,102	1.9%
Project Boost Purchaser, LLC (8)	Professional Services	8.15% (S + 3.50%)	7/16/2031	10,793,890	10,796,628	10,884,073	2.0%
Prometric Holdings, Inc. (8)	Diversified Consumer Services	9.22% (S + CSA + 4.75%)	1/31/2028	5,649,644	5,570,428	5,729,982	1.1%
PT Intermediate Holdings III, LLC (6)	Machinery	9.60% (S + 5.00% incl 1.75% PIK)	4/9/2030	9,792,147	9,736,100	9,792,147	1.8%
Radiology Partners, Inc. (8)	Healthcare Providers and Services	9.78% (S +CSA + 5.00 incl 1.50% PIK)	1/31/2029	5,360,361	5,358,229	5,310,778	1.0%
RC Buyer, Inc. (8)	Auto Components	7.97% (S + CSA + 3.50%)	7/28/2028	2,031,514	2,029,270	2,024,435	0.4%
RealPage, Inc. (6)	Real Estate Management and Development	8.08% (S + 3.75%)	4/24/2028	6,000,000	5,970,045	6,035,640	1.1%
RealTruck Group, Inc. (6)	Auto Components	9.47% (S + CSA + 5.00%)	1/31/2028	1,985,000	1,947,123	1,992,444	0.4%
RealTruck Group, Inc. (6)	Auto Components	7.97% (S + CSA + 3.50%)	1/20/2028	6,838,575	6,837,009	6,647,676	1.2%
Red Planet Borrower, LLC (6)	Software	9.61% (S + 5.25%)	10/2/2028	2,000,000	1,921,897	2,007,500	0.4%
Red Planet Borrower, LLC (8)	Internet Software and Services	7.96% (S + CSA + 3.50%)	10/2/2028	10,461,867	10,391,355	10,316,133	1.9%
Redstone Holdco 2 LP (6)	IT Services	9.60% (S + CSA + 4.75%)	4/14/2028	4,892,258	4,872,862	2,963,314	0.6%
Renaissance Holding Corp. (8)	Software	8.36% (S + 4.00%)	4/5/2030	11,615,463	11,488,587	11,601,757	2.2%
Rocket Software, Inc. (8)	Software	8.61% (S + 4.25%)	11/28/2028	12,229,269	12,229,269	12,335,542	2.3%
Rohm Holding GmbH (4)(6)	Chemicals	10.84% (S + 5.50% incl 0.25% PIK)	1/31/2029	8,678,106	8,557,334	8,341,830	1.6%
Rohm Holding GmbH (4)(8)	Chemicals	10.84% (S + 5.50% incl 0.25% PIK)	1/31/2029	1,985,804	1,981,412	1,908,854	0.4%
Runner Buyer Inc. (7)	Household Durables	10.11% (S + CSA + 5.50%)	10/20/2028	4,862,500	4,834,672	2,309,031	0.4%
Ryan, LLC (7)	Professional Services	7.86% (S + 3.50%)	11/8/2030	5,362,065	5,277,303	5,383,862	1.0%
Sitel Group (4)(6)	IT Services	8.22% (S + CSA + 3.75%)	8/28/2028	2,984,576	2,317,145	2,022,050	0.4%
Sovos Compliance, LLC (7)	Software	8.97% (S + CSA + 4.50%)	7/28/2028	3,882,945	3,880,904	3,916,261	0.7%
Specialty Building Products Holdings, LLC (8)	Building Products	8.21% (S + CSA + 3.75%)	10/5/2028	9,725,000	9,715,033	9,694,123	1.8%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2024

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Star Holding LLC (8)	Energy Equipment and Services	8.86% (S + 4.50%)	7/31/2031	3,990,000	3,999,776	3,987,087	0.7%
Stepstone Group MidCo 2 GmbH, The (4)(8)	Interactive Media Services	8.98% (S + 4.50%)	12/4/2031	10,000,000	9,900,000	9,900,000	1.8%
Summer BC Holdco B LLC (4)(8)	Media	9.59% (S + CSA + 5.00%)	2/12/2029	9,788,625	9,737,509	9,871,241	1.8%
Tank Holding Corp. (6)(19)	Containers and Packaging	10.44% (S + CSA + 6.00%)	3/31/2028	759,293	746,145	746,437	0.1%
Tank Holding Corp. (6)	Containers and Packaging	10.25% (S + CSA + 5.75%)	3/31/2028	2,462,121	2,423,916	2,427,762	0.5%
Tank Holding Corp. (6)	Containers and Packaging	10.46% (S + CSA + 6.00%)	3/31/2028	2,063,250	2,031,599	2,033,591	0.4%
TCP Sunbelt Acquisition Co. (8)	Electronic Equipment, Instruments and Components	8.77% (S + 4.25%)	10/16/2031	10,000,000	9,968,226	10,056,250	1.9%
Tecta America Corp. (8)	Construction and Engineering	8.47% (S + CSA + 4.00%)	4/6/2028	8,410,775	8,400,155	8,466,832	1.6%
Thryv, Inc. (4)(6)	Professional Services	11.11% (S + 6.75%)	5/1/2029	5,900,000	5,844,652	6,010,625	1.1%
Titan US Finco, LLC (4)	Media	8.59% (S + CSA + 4.00%)	10/6/2028	5,835,000	5,826,234	5,867,851	1.1%
TMC Buyer, Inc. (6)	Construction and Engineering	9.57% (S + 5.00%)	11/1/2030	4,583,333	4,534,059	4,645,833	0.9%
Tosca Services, LLC (8)	Containers and Packaging	9.88% (S + 5.50%)	11/30/2028	1,372,991	1,372,991	1,423,620	0.3%
Tosca Services, LLC (6)	Containers and Packaging	6.58% (S +CSA + 4.75 incl 3.25% PIK)	11/30/2028	6,850,574	6,817,288	5,947,155	1.1%
Transnetwork LLC	Diversified Financial Services	9.08% (S + 4.75%)	12/29/2030	5,148,000	5,067,764	5,186,610	1.0%
U.S. Renal Care, Inc. (8)	Healthcare Providers and Services	9.47% (S + CSA + 5.00%)	6/20/2028	7,758,184	7,686,796	7,286,641	1.4%
US Fertility Enterprises, LLC (8)	Healthcare Providers and Services	8.78% (S + 4.50%)	10/11/2031	4,782,609	4,733,422	4,832,634	0.9%
US Radiology Specialists, Inc. (8)	Healthcare Providers and Services	9.08% (S + 4.75%)	12/15/2027	12,450,502	12,401,186	12,548,550	2.3%
USIC Holdings, Inc. (7)(20)	Construction and Engineering	10.09% (S + 5.50%)	9/10/2031	9,853	9,853	9,919	0.0%
USIC Holdings, Inc. (7)(21)	Construction and Engineering	9.84% (S + 5.50%)	9/10/2031	2,528,999	2,504,805	2,530,124	0.5%
USIC Holdings, Inc. (7)	Construction and Engineering	2.25% (S + 5.25%)	9/10/2031	73,571	73,571	73,805	0.0%
Veracode (8)	Software	9.19% (S + CSA + 4.50%)	4/20/2029	8,602,000	8,572,892	8,042,397	1.5%
VeriFone Systems, Inc. (6)	Commercial Services and Supplies	8.78% (S + CSA + 4.00%)	8/20/2025	9,069,121	8,973,066	8,532,229	1.6%
Vocus Group (4)(8)	Diversified Telecommunication Services	8.26% (S + CSA + 3.50%)	7/20/2028	1,955,000	1,941,669	1,968,441	0.4%
WarHorse Gaming, LLC (6)	Hotels, Restaurants and Leisure	13.71% (S + CSA + 9.25%)	6/30/2028	5,000,000	4,826,028	5,200,000	1.0%
Waterbridge NDB Operating LLC (8)	Energy Equipment and Services	8.52% (S + 3.75%)	5/10/2029	9,975,000	9,966,314	10,095,249	1.9%
Watlow Electric Manufacturing Company (8)	Electrical Equipment	8.09% (S + 3.50%)	3/2/2028	7,715,591	7,713,903	7,809,953	1.5%
Wellpath (CCS-CMGC Holdings, Inc.) (6)(9)	Healthcare Providers and Services	10.28% (S + 7.50%)	10/1/2025	2,725,681	2,680,477	980,673	0.2%
Wellpath Holdings, Inc. (6)	Healthcare Providers and Services	11.51% (S + 7.50% incl 1.00% PIK)	6/9/2025	640,109	640,109	640,109	0.1%
Wellpath Holdings, Inc. (6)	Healthcare Providers and Services	11.65% (S + 7.50% incl 1.00% PIK)	6/9/2025	843,942	843,942	852,381	0.2%
Wellpath Holdings, Inc. (6)	Healthcare Providers and Services	11.30% (S + 6.93% PIK)	6/9/2025	1,050,573	1,033,150	377,986	0.1%
Wellpath Holdings, Inc. (6)	Healthcare Providers and Services	11.31% (S+6.93% PIK)	6/9/2025	228,276	224,776	82,131	0.0%
Wellpath Holdings, Inc. (6)	Healthcare Providers and Services	11.31% (S+6.93% PIK)	6/9/2025	1,267,499	1,248,081	456,033	0.1%
Xplor T1, LLC (7)	Professional Services	7.83% (S + 3.50%)	6/24/2031	7,231,875	7,198,471	7,304,194	1.4%
Zayo Group Holdings, Inc. (8)	Diversified Telecommunication Services	8.61% (S + 4.25%)	3/9/2027	4,982,078	4,741,747	4,692,195	0.9%
Zayo Group Holdings, Inc. (6)	Diversified Telecommunication Services	7.47% (S + CSA + 3.00%)	3/9/2027	3,000,000	2,857,500	2,816,370	0.5%
Zegona Holdco Limited (4)(8)	Diversified Telecommunication Services	9.40% (S + 4.25%)	7/17/2029	9,975,000	9,939,443	10,062,281	1.9%
Total First Lien Senior Secured				1,254,508,041	1,243,362,037	1,206,603,630	224.3%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2024

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Second Lien Senior Secured(2)
American Rock Salt Company LLC (6)	Metals and Mining	12.03% (S + CSA + 7.25%)	6/4/2029	2,750,000	2,768,242	1,934,158	0.3%
ARC Falcon I Inc. (8)	Chemicals	11.46% (S + CSA + 7.00%)	9/24/2029	4,677,315	4,503,304	4,626,660	0.9%
Aruba Investments, Inc. (8)	Chemicals	12.21% (S + CSA + 7.75%)	10/27/2028	3,350,000	3,320,618	3,299,047	0.6%
Asurion, LLC (8)	Insurance	9.72% (S + CSA + 5.25%)	1/19/2029	9,000,000	8,858,052	8,713,800	1.6%
Barracuda Networks, Inc. (6)	Software	11.59% (S + 7.00%)	8/15/2030	4,000,000	3,885,541	3,226,260	0.6%
DCert Buyer, Inc. (8)	IT Services	11.36% (S + 7.00%)	2/19/2029	1,500,000	1,499,392	1,222,500	0.2%
Delta Topco, Inc. (6)	IT Services	9.95% (S + 5.25%)	12/24/2030	4,500,000	4,479,629	4,572,000	0.9%
Edelman Financial Engines Center, LLC, The (8)	Diversified Financial Services	9.61% (S + 5.25%)	10/20/2028	2,500,000	2,494,232	2,525,788	0.5%
Ellucian Holdings Inc. (6)	Software	9.11% (S + 4.75%)	11/15/2032	2,000,000	1,995,000	2,043,340	0.4%
First Brands Group, LLC (6)	Auto Components	13.35% (S + CSA + 8.50%)	3/24/2028	3,000,000	2,987,577	2,730,000	0.5%
Flash Charm, Inc. (6)	IT Services	11.47% (S + CSA + 6.75%)	2/5/2029	3,353,659	3,366,584	3,265,625	0.6%
Gainwell Acquisition Corp. (6)	Healthcare Providers and Services	12.68% (S + CSA + 8.00%)	10/2/2028	3,000,000	2,966,042	2,640,000	0.5%
Gainwell Acquisition Corp. (6)	Healthcare Providers and Services	12.69% (S + CSA + 8.00%)	10/2/2028	2,400,000	2,278,143	2,112,000	0.4%
Help/Systems Holdings, Inc. (6)	Software	11.44% (S + CSA + 6.75%)	11/19/2027	3,656,217	3,658,067	2,358,260	0.4%
Infinite Bidco, LLC (8)	Electronic Equipment, Instruments and Components	11.85% (S + CSA + 7.00%)	2/24/2029	2,729,999	2,726,888	2,446,761	0.5%
Ivanti Software, Inc. (6)	Software	12.12% (S + CSA + 7.25%)	12/1/2028	3,000,000	3,008,281	1,728,750	0.3%
Mitchell International, Inc. (8)	Software	9.82% (S + 5.25%)	6/7/2032	7,500,000	7,463,299	7,437,525	1.4%
Nexus Buyer LLC (6)	Diversified Financial Services	10.71% (S + CSA + 6.25%)	11/1/2029	5,000,000	4,955,382	5,003,550	0.9%
OneDigital Borrower LLC (8)	Insurance	9.61% (S + 5.25%)	7/2/2032	5,000,000	4,975,745	4,989,075	0.9%
Peraton Corp. (6)	Aerospace and Defense	12.36% (S + CSA + 7.75%)	2/26/2029	2,898,876	2,941,568	2,372,846	0.4%
Pretium PKG Holdings, Inc. (6)	Containers and Packaging	11.53% (S + CSA + 6.75%)	9/30/2029	2,000,000	1,759,089	525,034	0.1%
Project Boost Purchaser, LLC (8)	Professional Services	9.90% (S + 5.25%)	7/16/2032	2,500,000	2,487,762	2,555,213	0.5%
Vision Solutions, Inc. (8)	IT Services	12.10% (S + CSA + 7.25%)	4/23/2029	5,500,000	5,443,094	5,321,938	1.0%
Total Second Lien Senior Secured				85,816,066	84,821,531	77,650,130	14.4%

Corporate Bonds
Altice Financing S.A. (4)(6)	Diversified Telecommunication Services	5.00%	1/15/2028	3,000,000	2,691,992	2,347,500	0.4%
KOBE US Midco 2 Inc (6)	Chemicals	9.25% Cash/10.00% PIK	11/1/2026	2,199,488	2,191,323	1,866,815	0.3%
Total Corporate Bonds				5,199,488	4,883,315	4,214,315	0.7%

Total Debt Investments				$1,345,523,595	$1,333,066,883	$1,288,468,075	239.4%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2024

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
CLO Mezzanine(2)
522 Funding CLO 2020-6, Ltd. (4)(6)	Structured Note	12.93% (S + 8.04%)	10/23/2034	2,800,000	2,736,867	2,756,209	0.4%
APID 2013-12A ER (4)(6)	Structured Note	10.32% (S + 5.40%)	4/15/2031	2,425,000	2,427,381	2,441,897	0.5%
APID 2016-24A (4)(6)	Structured Note	10.68% (S + 5.80%)	10/20/2030	2,200,000	2,142,236	2,213,839	0.4%
BABSN 2022-2A ER (4)(6)	Structured Note	11.56% (S + 6.90%)	7/15/2039	3,000,000	3,059,507	3,085,172	0.6%
Carlyle US CLO 2020-2, Ltd (4)(6)	Structured Note	13.42% (S + 8.53%)	1/25/2035	4,000,000	3,908,004	3,825,979	0.7%
CBAM 2018-8A E1R (4)(6)	Structured Note	12.06% (S + 7.40%)	7/15/2037	1,000,000	1,022,291	1,021,185	0.2%
CIFC 2018-4A (4)(6)	Structured Note	10.81% (S + 5.90%)	10/17/2031	2,900,000	2,887,060	2,922,476	0.5%
CIFC 2023-2A (4)(6)	Structured Note	12.59% (S + 7.97%)	1/21/2037	2,700,000	2,766,801	2,805,246	0.5%
ELM20 2022-7A ER (4)(6)	Structured Note	10.65% (S + 6.00%)	1/17/2037	2,400,000	2,435,643	2,442,516	0.5%
ELMW8 2021-1X ER (4)(6)	Structured Note	10.87% (S + 6.25%)	4/20/2037	2,250,000	2,297,349	2,315,506	0.4%
GLM 2021-9A FR (4)(6)	Structured Note	13.08% (S + 8.46%)	4/20/2037	3,000,000	2,914,817	3,023,304	0.6%
GoldenTree Loan Management US 2020-7A (4)(6)	Structured Note	12.63% (S + 7.75%)	4/20/2034	2,000,000	1,913,883	1,999,945	0.4%
GOST 2024-1A E (4)(6)	Structured Note	11.12% (S + 6.50%)	4/20/2033	2,500,000	2,500,000	2,522,556	0.5%
HLM 2023-18A (4)(6)	Structured Note	13.59% (S + 8.97%)	7/20/2036	3,400,000	3,546,387	3,533,046	0.7%
Thayer Park CLO, Ltd. (4)(6)	Structured Note	13.75% (S + 8.87%)	4/20/2034	1,300,000	1,269,144	1,238,877	0.2%
Total CLO Mezzanine				37,875,000	37,827,370	38,147,753	7.1%

CLO Equity
Babson CLO 2018-4A, Ltd. (4)(6)	Structured Subordinated Note	NA	10/15/2030	4,000,000	1,385,215	1,189,915	0.2%
Dryden 86 CLO, Ltd. (4)(6)	Structured Subordinated Note	NA	7/17/2030	6,000,000	3,793,515	2,536,937	0.5%
HPS Loan Management 12-2018, Ltd. (4)(6)	Structured Subordinated Note	NA	7/18/2031	7,500,000	219,750	219,750	0.0%
Long Point Park CLO, Ltd. (4)(6)	Structured Subordinated Note	NA	1/17/2030	6,358,000	2,161,096	1,359,925	0.3%
Regatta XII Funding Ltd. (4)(6)	Structured Subordinated Note	NA	10/15/2032	6,000,000	3,469,903	3,628,779	0.7%
Signal Peak CLO, LLC (4)(6)	Structured Subordinated Note	NA	10/26/2034	5,000,000	1,999,606	1,067,179	0.2%
Stratus CLO Series 2021-1A (4)(6)	Structured Subordinated Note	NA	12/29/2029	2,000,000	—	1,200	0.0%
Total CLO Equity				36,858,000	13,029,085	10,003,685	1.9%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2024

		Number of Shares	Cost	Fair Value	Percentage of Net Assets
Equity Investments
PVKG Investments Holdings Inc (4)(6)	IT Services	89,288	1,258,194	1,081,497	0.2%
Total Equity Investments		89,288	1,258,194	1,081,497	0.2%

Total Equity and Other Investments		74,822,288	$52,114,649	$49,232,935	9.2%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2024

	Number of Shares	Cost	Fair Value	Percentage of Net Assets
Short-Term Investments
Fidelity Investments Money Market Government Portfolio - Institutional Class, 4.42% (10)	29,065,084	29,065,084	29,065,084	5.4%
Morgan Stanley Liquidity Funds US Dollar Treasury Liquidity Fund - Institutional Class, 4.35% (10)	40,364,851	40,364,851	40,364,851	7.5%
Total Short-Term Investments	69,429,935	69,429,935	69,429,935	12.9%
Total Investments		$1,454,611,467	$1,407,130,945	261.5%
Liabilities in Excess of Other Assets			(869,285,976)	(161.5)%
Net Assets			$537,844,969	100.0%

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
(16)
Of the $1,583,120 commitment to GS AcquisitionCo, Inc., $1,232,000 was unfunded as of December 31, 2024.
(17)
Of the $636,370 commitment to MRI Software LLC, $601,016.11 was unfunded as of December 31, 2024.

(18)
Of the $4,993,300 commitment to Patriot Growth Insurance Services, LLC, $1,480,000 was unfunded as of December 31, 2024.
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

The Company’s investment objective is to maximize total return, comprised of current income and capital appreciation. The Company’s current investment focus is guided by two strategies that facilitate its investment opportunities and core competencies: (1) investing in corporate debt securities and, to a lesser extent, (2) investing in collateralized loan obligation (“CLO”) structured credit funds that typically own corporate debt securities, including the equity and junior debt tranches of CLOs. To a limited extent, the Company may enter into derivatives transactions, which may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of the Company’s portfolio positions from changes in currency exchange rates and market interest rates or to earn income and enhance the Company’s total returns. The Company may receive or purchase warrants or rights to acquire equity or other securities in connection with making a debt investment in a company. During the three months ended March 31, 2025 and the years ended December 31, 2024 and 2023, the Company did not invest in any derivative contracts.

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

Debt Issuance Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs. These expenses are deferred and amortized over the life of the related debt instrument. Debt issuance costs are presented on the consolidated statements of assets and liabilities as a direct deduction from the debt liability. In circumstances in which there is not an associated debt liability amount recorded in the consolidated financial statements when the debt issuance costs are incurred, such debt issuance costs will be reported on the consolidated statements of assets and liabilities as an asset until the debt liability is recorded. As of March 31, 2025, the balance of debt issuance costs was $(1.0) million, representing deferred financing costs of $6.7 million less accrued interest of $7.7 million, included in BoA Credit Facility, WF Credit Facility and CLO Transaction (each as defined below), and is presented on a net basis of $472.3 million for the BoA and WF Credit Facilities and $302.1 million for the CLO Transaction on the consolidated statements of assets and liabilities. As of December 31, 2024, the balance of debt issuance costs was $(1.1) million, representing deferred financing costs of $7.1 million less accrued interest of $8.2 million, included in BoA Credit Facility, WF Credit Facility, and CLO Transaction (each as defined below), and is presented on a net basis of $501.7 million for the BoA Credit Facility and WF Credit Facility and $302.5 million for the CLO Transaction on the consolidated statements of assets and liabilities.

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

A loan may be taken off non-accrual status if past due payments are made, and if management determines the issuer is likely to remain current on future payments. Management may make exceptions to this policy if the loan has sufficient collateral value or is in the process of collection. Management may also leave a loan on accrual status while actively seeking recovery of past due payment. As of March 31, 2025, the Company had three loans on non-accrual status. As of March 31, 2025, loans on non-accrual status represented 0.24% of the total investments at fair value (or 0.72% at amortized cost). As of December 31, 2024, the Company had two loans on non-accrual status. As of December 31, 2024, loans on non-accrual status represented 0.08% of the total investments at fair value (or 0.46% at amortized cost).

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

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt	$1,198,129,169	$1,150,400,159	$1,243,362,037	$1,206,603,630
Second-lien senior secured debt	81,455,745	72,072,969	84,821,531	77,650,130
Corporate Bonds	4,906,704	4,232,288	4,883,315	4,214,315
CLO Mezzanine	34,943,703	34,583,965	37,827,370	38,147,753
CLO Equity	12,767,087	9,346,070	13,029,085	10,003,685
Equity	8,145,051	6,822,978	1,258,194	1,081,497
Short-term investments	56,855,834	56,855,834	69,429,935	69,429,935
Total Investments	$1,397,203,293	$1,334,314,263	$1,454,611,467	$1,407,130,945

As of March 31, 2025, approximately 16.9% of the long-term investment portfolio at amortized cost and 17.3% of the long-term investment portfolio measured at fair value, respectively, were invested in non-qualifying assets. As of December 31, 2024, approximately 17.8% of the long-term investment portfolio at amortized cost and 18.1% of the long-term investment portfolio measured at fair value, respectively, were invested in non-qualifying assets. With respect to the Company’s total assets, 16.2% and 17.0% of the Company’s total assets were in non-qualifying assets as defined by Section 55(a) of the 1940 Act as of March 31, 2025 and December 31, 2024, respectively.

The industry composition of investments based on fair value, as a percentage of total investments at fair value, as of March 31, 2025 and December 31, 2024 was as follows:

	March 31, 2025	December 31, 2024
Software	10.6%	10.2%
Healthcare Providers and Services	9.1%	9.4%
Professional Services	7.4%	7.7%
IT Services	6.9%	6.7%
Chemicals	5.3%	5.1%
Short-Term Investments	4.3%	4.9%
Construction and Engineering	4.1%	4.5%
Diversified Financial Services	3.8%	3.9%
Insurance	3.8%	5.0%
Media	3.4%	3.1%
Independent Power and Renewable Electricity Producers	3.4%	3.3%
Hotels, Restaurants and Leisure	3.4%	3.1%
Electronic Equipment, Instruments and Components	2.9%	2.8%
Food Products	2.6%	1.9%
Structured Note	2.6%	2.7%
Auto Components	2.3%	2.2%
Internet Software and Services	2.2%	1.9%
Energy Equipment and Services	1.9%	1.7%
Building Products	1.9%	1.9%
Diversified Consumer Services	1.8%	2.6%
Machinery	1.7%	1.8%
Containers and Packaging	1.5%	1.5%
Metals and Mining	1.4%	1.4%
Interactive Media Services	1.3%	0.7%
Industrial Conglomerates	1.3%	0.7%
Diversified Telecommunication Services	1.2%	2.2%
Household Durables	0.9%	0.2%
Commercial Services and Supplies	0.8%	0.6%
Aerospace and Defense	0.7%	0.7%
Real Estate Management and Development	0.7%	0.6%
Wireless Telecommunication Services	0.7%	0.7%
Structured Subordinated Note	0.7%	0.7%
Healthcare Equipment and Supplies	0.7%	0.6%
Road and Rail	0.7%	0.6%
Pharmaceuticals	0.6%	0.6%
Electrical Equipment	0.4%	0.7%
Specialty Retail	0.4%	0.5%
Automotive	0.3%	—
Construction Materials	0.3%	—
Electric Utilities	—	0.6%
Total	100.0%	100.0%

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

Investments in private investment companies measured based upon NAV as a practical expedient to determine fair value are not required to be categorized in the fair value hierarchy. As of March 31, 2025 and as of December 31, 2024, there were no investments accounted for using the practical expedient.

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

The following table presents the fair value hierarchy of investments as of March 31, 2025:

	Fair Value Hierarchy as of March 31, 2025
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$—	$1,150,400,159	$—	$1,150,400,159
Second-lien senior secured debt	—	72,072,969	—	72,072,969
Corporate Bonds	—	4,232,288	—	4,232,288
CLO Mezzanine	—	34,583,965	—	34,583,965
CLO Equity	—	9,346,070	—	9,346,070
Equity	—	647,338	6,175,640	6,822,978
Short Term Investments	56,855,834	—	—	56,855,834
Total Investments	$56,855,834	$1,271,282,789	$6,175,640	$1,334,314,263

The following table presents the fair value hierarchy of investments as of December 31, 2024:

	Fair Value Hierarchy as of December 31, 2024
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$—	$1,206,603,630	$—	$1,206,603,630
Second-lien senior secured debt	—	77,650,130	—	77,650,130
Corporate Bonds	—	4,214,315	—	4,214,315
CLO Mezzanine	—	38,147,753	—	38,147,753
CLO Equity	—	10,003,685	—	10,003,685
Equity	—	1,081,497	—	1,081,497
Short Term Investments	69,429,935	—	—	69,429,935
Total Investments	$69,429,935	$1,337,701,010	$—	$1,407,130,945

For the following table shows the changes in the fair value of our Level 3 investments during the three months ended March 31, 2025. The Company did not hold any Level 3 positions at the year ended December 31, 2024.

Equity
Fair value, beginning of period	$—
Purchases of investments, net	6,886,857
Proceeds from principal payments and sales of investments, net	—
Net change in unrealized gain (loss)	(711,217)
Net accretion of discount on investments	—
Transfers into (out of) Level 3	—
Fair value, end of period	$6,175,640

For the three months ended March 31, 2025 and the year ended December 31, 2024, the Company did not recognize any transfers to or from Level 3.

For the following table summarizes the significant unobservable inputs the Company used to value its investments categorized within Level 3 for the three months ended March 31, 2025. In addition to the techniques and inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provide information on the significant unobservable inputs as they relate to the Company's determination of values.

The unobservable inputs used in the fair value measurement of our Level 3 investments for the three months ended March 31, 2025 were as follows:

Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Range (Weighted Average) (1)
Equity	$6,175,640	Market Approach	EBITDA Multiple	6x - 11x (9.3x)
Total	$6,175,640

(1) Unobservable inputs were weighted by the relative fair value of the instruments.

Debt Not Carried at Fair Value

The fair value of the BoA Credit Facility, WF Credit Facility and CLO Transaction, which would be categorized as Level 3 within the fair value hierarchy as of March 31, 2025, approximates their respective carrying values because the BoA Credit Facility, WF Credit Facility and CLO Transaction each have variable interest based on selected short-term rates.

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, BDCs are permitted to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 150% after such borrowing. As of March 31, 2025, the Company’s asset coverage ratio was 167%.

Bank of America Credit Facility

On February 18, 2020, the Company, through a special purpose wholly-owned subsidiary, PS BDC Funding (together with the Company, the “Borrowers”) entered into a Credit Agreement (as amended, the “Credit Agreement”), with certain financial institutions as lenders (“Lenders”), BofA N.A. as the Administrative Agent and BofA Securities, Inc. (“BofA Securities”), as Lead Arranger and Sole Book Manager, pursuant to which the Lenders agreed to provide the Company with a revolving line of credit (the “BoA Credit Facility”).

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

Debt obligations under the BoA Credit Facility consisted of the following as of March 31, 2025:

	March 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
BoA Credit Facility	$525,000,000	$319,125,850	$205,874,150	$317,283,464
Total debt	$525,000,000	$319,125,850	$205,874,150	$317,283,464

(1)
The amount available reflects any limitations related to the BoA Credit Facility’s borrowing base.
(2)
The carrying value of the BoA Credit Facility is presented net of deferred financing costs of $3.1 million and accrued interest of $1.3 million.

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

Average debt outstanding under the BoA Credit Facility during the three months ended March 31, 2025 and the year ended December 31, 2024, was $350.9 million $479.1 million, respectively.

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

For the three months ended March 31, 2025 and March 31, 2024 the components of interest expense with respect to the BoA Credit Facility were as follows:

	For the Three Months Ended March 31,
	2025	2024
Interest expense	$5,288,279	$10,106,950
Amortization of debt issuance costs	267,673	165,600
Total interest expense	$5,555,952	$10,272,550
Average interest rate	5.73%	6.74%

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

Debt obligations under the WF Credit Facility consisted of the following as of March 31, 2025:

	March 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
WF Credit Facility	$175,000,000	$154,279,239	$20,720,761	$155,041,748
Total debt	$175,000,000	$154,279,239	$20,720,761	$155,041,748

(1)
The amount available reflects any limitations related to the WF Credit Facility’s borrowing base.
(2)
The carrying value of the WF Credit Facility is presented net of deferred financing costs of $1.9 million and accrued interest of $2.6 million.

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

Average debt outstanding under the WF Credit Facility during the three months ended March 31, 2025 and the year ended December 31, 2024 was $156.0 million and $139.1 million, respectively.

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

For the three months ended March 31, 2025 and March 31, 2024 the components of interest expense with respect to the WF Credit Facility were as follows:

	For the Three Months Ended March 31,
	2025	2024
Interest expense	$2,699,915	$2,782,250
Amortization of debt issuance costs	122,667	124,030
Total interest expense	$2,822,582	$2,906,280
Average interest rate	6.84%	7.82%

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

The following table presents information on the Notes issued in the CLO Transaction as of March 31, 2025:

		March 31, 2025
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

The following table presents information on the Notes issued in the CLO Transaction as of December 31, 2024:

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

For the three months ended March 31, 2025 and March 31, 2024, the components of interest expense with respect to the Notes were as follows:

	For the Three Months Ended March 31,
	2025	2024
Interest expense	$4,556,850	$—
Amortization of debt issuance costs	34,373	—
Total interest expense	$4,591,223	$—
Average interest rate	6.08%	—

Note 7. Share Transactions

Offering Proceeds

During the three months ended March 31, 2025 and March 31, 2024 the Company issued and sold 32,662 shares at an aggregate purchase price of $0.5 million and 5,450,000 shares at an aggregate purchase price of $89.7 million, respectively. These amounts include shares issued in reinvestment.

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

For the three months ended March 31, 2025, the Company issued 32,662 shares of its common stock pursuant to the Company dividend reinvestment plan.

Open Market Share Repurchase Plan

The Board authorized the Company to repurchase shares of its common stock through an open-market share repurchase program for up to $20 million in the aggregate of shares of the Company’s common stock through 12 months from the date of the IPO. Pursuant to such authorization and concurrently with the closing of the IPO, the Company entered into a share repurchase plan (the “Company Rule 10b5-1 Stock Repurchase Plan”) to acquire up to $15 million in the aggregate of shares of its common stock, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The Company Rule 10b5-1 Stock Repurchase Plan commenced on March 23, 2024, beginning 60 calendar days following the end of the “restricted period” under Regulation M, and terminated upon the effectiveness of the Extended Company Rule 10b5-1 Stock Repurchase Plan (as defined below).

The Board subsequently authorized the Company to enter into an extended share repurchase plan. On December 19, 2024, the Company entered into a share repurchase plan (the “Extended Company Rule 10b5-1 Stock Repurchase Plan”) to acquire up to $20 million in the aggregate of shares of the Company’s common stock less any repurchases made pursuant to the Company Rule 10b5-1 Stock Repurchase Plan, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The Extended Company Rule 10b5-1 Stock Repurchase Plan commenced on January 22, 2025 and will terminate upon the earliest to occur of (i) 12 months from the date of the Extended Company Rule 10b5-1 Stock Repurchase Plan, (ii) the end of the trading day on which the aggregate purchase price for all shares purchased under the Extended Company Rule 10b5-1 Stock Repurchase Plan equals $20 million less any repurchases made pursuant to the Company Rule 10b5-1 Stock Repurchase Plan and (iii) the occurrence of certain other events described in the Extended Company Rule 10b5-1 Stock Repurchase Plan.

The Company Rule 10b5-1 Stock Repurchase Plan and Extended Company Rule 10b5-1 Stock Repurchase Plan are intended to allow the Company to repurchase shares of its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Rule 10b5-1 Stock Repurchase Plan and Extended Company Rule 10b5-1 Stock Repurchase Plan will require the Company’s agent to repurchase shares of the Company’s common stock on the Company’s behalf when the market price per share of the Company’s common stock is below the most recently reported NAV per share of common stock. Under the Company Rule 10b5-1 Stock Repurchase Plan and Extended Company Rule 10b5-1 Stock Repurchase Plan, the agent will increase the volume of purchases made as the price of the Company’s common stock declines, subject to volume restrictions.

The repurchase of shares pursuant to the Company Rule 10b5-1 Stock Repurchase Plan and Extended Company Rule 10b5-1 Stock Repurchase Plan are intended to satisfy the conditions of Rule 10b5-1 and Rule 10b-18 under the Exchange Act and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances.

For the three months ended March 31, 2025, the Company repurchased 98,399 shares of its common stock pursuant to the Company Rule 10b5-1 Repurchase Plan and Extended Company Rule 10b5-1 Stock Repurchase Plan.

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

The PSCM Rule 10b5-1 Stock Purchase Plan is intended to allow PSCM to purchase shares of the Company’s common stock at times when it otherwise might be prevented from doing so under insider trading laws. The PSCM Rule 10b5-1 Stock Purchase Plan will require PSCM’s agent to purchase shares of common stock on PSCM’s behalf when the market price per share of the Company’s common stock is trading below the most recently reported NAV per share of common stock. Under the PSCM Rule 10b5-1 Stock Purchase Plan, the agent will increase the volume of purchases made as the price of the Company’s common stock declines, subject to volume restrictions.

The purchase of shares pursuant to the PSCM Rule 10b5-1 Stock Purchase Plan is intended to satisfy the conditions of Rule 10b5-1 and Rule 10b-18 under the Exchange Act, and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances.

The PSCM Rule 10b5-1 Stock Purchase Plan commenced on April 22, 2024 and will terminate upon the earliest to occur of (i) 12 months from the date of the PSCM Rule 10b5-1 Stock Purchase Plan, (ii) the end of the trading day on which the aggregate purchase price for all shares purchased under the PSCM Rule 10b5-1 Stock Purchase Plan equals $2.5 million, and (iii) the occurrence of certain other events described in the PSCM Rule 10b5-1 Stock Purchase Plan.

For the three months ended March 31, 2025, PSCM purchased 1,631 shares of the Company’s common stock pursuant to the PSCM Rule 10b5-1 Stock Purchase Plan.

Note 8. Dividends and Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table summarizes the Company’s dividend declarations and distributions during the three months ended March 31, 2025:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
2/27/2025	3/28/2025	4/10/2025	$0.360	$11,714,851	—	$—
3/24/2025	3/28/2025	4/10/2025	0.030	976,238	—	—

The following table summarizes the Company’s dividend declarations for the year ended December 31, 2024:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
3/20/2024	3/28/2024	4/10/2024	$0.490	$12,893,635	185,345	$3,057,234	(1)
5/7/2024	6/28/2024	7/16/2024	0.420	11,093,012	157,231	2,585,298	(2)
6/20/2024	6/28/2024	7/16/2024	0.050	1,320,596	18,718	307,774	(2)
8/7/2024	9/27/2024	10/14/2024	0.420	11,552,807	132,571	2,149,264	(3)
9/23/2024	9/27/2024	10/14/2024	0.050	1,375,334	15,782	255,865	(3)
11/5/2024	12/27/2024	1/13/2025	0.420	13,693,684	110,129	1,735,280	(4)
12/23/2024	12/27/2024	1/13/2025	0.060	1,956,241	15,733	247,897	(4)
(1)
In accordance with the Company’s dividend reinvestment plan, 149,382 shares of the Company’s stock were purchased in the open market for an average price of $16.49. The Company issued the remaining 35,963 shares of common stock at the average open market price and shares were allocated to stockholders of the Company participating in the dividend reinvestment plan.
(2)
In accordance with the Company’s dividend reinvestment plan, 110,540 shares of the Company’s stock were purchased in the open market for an average price of $16.44. The Company issued the remaining 65,409 shares of common stock at the average open market price and shares were allocated to stockholders of the Company participating in the dividend reinvestment plan.
(3)
In accordance with the Company’s dividend reinvestment plan, 123,362 shares of the Company’s stock were purchased in the open market for an average price of $16.21. The Company issued the remaining 24,991 shares of common stock at the average open market price and shares were allocated to stockholders of the Company participating in the dividend reinvestment plan.
(4)
In accordance with the Company’s dividend reinvestment plan, 93,200 shares of the Company’s stock were purchased in the open market for an average price of $15.76. The Company issued the remaining 32,662 shares of common stock at the average open market price and shares were allocated to stockholders of the Company participating in the dividend reinvestment plan.

Note 9. Commitments and Contingencies

As of March 31, 2025 and December 31, 2024, the Company had an aggregate of $20.2 million and $21.6 million, respectively, of unfunded commitments to provide debt financing to its portfolio companies. As of each of March 31, 2025 and December 31, 2024, there were no capital calls or draw requests made by the portfolio companies to fund these commitments. Such commitments are generally up to the Company’s discretion to approve or are subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the composition of the unfunded commitments as of March 31, 2025 is shown in the table below:

	Expiration Date (1)	As of March 31, 2025
American Rock Salt Company LLC	9/19/2026	$571,091
Aptean Acquiror Inc.	1/30/2026	184,686
Aptean Acquiror Inc.	1/30/2031	528,261
Aramsco, Inc.	10/10/2025	561,386
B'laster Holdings, LLC	10/25/2025	466,666
Dwyer Instruments, LLC	11/22/2026	492,210
Dwyer Instruments, LLC	7/21/2029	1,128,928
Enverus Holdings, Inc.	12/22/2025	118,108
Enverus Holdings, Inc.	12/24/2029	472,973
Galway Borrower LLC	7/25/2026	4,189,257
Galway Borrower LLC	9/30/2028	376,546
Logrhythm, Inc.	7/2/2029	636,364
Majco LLC	3/11/2027	4,486,816
Minotaur Acquisition, Inc.	5/10/2026	1,162,791
Minotaur Acquisition, Inc.	5/10/2030	697,674
MRI Software LLC	2/10/2027	601,016
Optimizely North America Inc.	10/30/2031	458,333
Patriot Growth Insurance Services, LLC	11/17/2025	1,480,000
PT Intermediate Holdings III, LLC	4/8/2026	686,119
TMC Buyer, Inc.	11/1/2026	416,667
US Fertility Enterprises, LLC	10/14/2026	217,391
USIC Holdings, Inc.	9/10/2026	116,094
USIC Holdings, Inc.	9/10/2031	147,142
Total unfunded commitments		$20,196,519

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

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2025, management is not aware of any pending or threatened litigation.

Note 10. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of each of March 31, 2025 and March 31, 2024, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of common stock for the three months ended March 31, 2025 and March 31, 2024:

	For the Three Months Ended March 31,
	2025	2024
Net increase (decrease) in net assets resulting from operations	$(8,389,211)	$22,880,140
Weighted average shares of common stock outstanding - basic and diluted	32,602,053	31,594,552
Earnings (loss) per share of common stock - basic and diluted	$(0.26)	$0.72

Note 11. Financial Highlights

The following per share of common stock data has been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights for the three months ended March 31, 2025, and March 31, 2024:

	For the Three Months Ended
	March 31,
	2025	2024
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$16.50	$17.04

Results of Operations:
Net Investment Income(1)	0.40	0.52
Net Realized and Unrealized Gain (Loss) on Investments(4)	(0.66)	0.09
Net Increase (Decrease) in Net Assets Resulting from Operations	(0.26)	0.61

Distributions to Common Stockholders
Distributions from Net Investment Income	(0.39)	(0.49)
Net Decrease in Net Assets Resulting from Distributions	(0.39)	(0.49)

Net Asset Value, End of Period	$15.85	$17.16

Shares Outstanding, End of Period	32,534,040	32,552,794

Ratio/Supplemental Data
Net assets, end of period	$515,807,254	$558,537,164
Weighted-average shares outstanding	32,602,053	31,594,552
Total Return(3)	(1.05)%	3.70%
Portfolio turnover	8%	6%
Ratio of operating expenses to average net assets without waiver(2)	13.72%	13.70%
Ratio of operating expenses to average net assets with waiver(2)	13.72%	13.66%
Ratio of net investment income (loss) to average net assets without waiver(2)	9.68%	12.03%
Ratio of net investment income (loss) to average net assets with waiver(2)	9.68%	12.07%

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

Note 12. Segment Reporting

The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The Chief Operating Decision Maker (“CODM”) is the Company’s chief executive officer, and the CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in net assets resulting from operations (“net income”). Net income is comprised of total investment income (‘segment revenues’) and total expenses (‘significant segment expenses’), which are considered the key segment measures of profit or loss reviewed by the CODM. In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders, implementing investment policy decisions, strategic initiatives, managing the Company’s portfolio, allocating assets, and assessing the performance of the portfolio. As the Company’s operations are comprised solely of the Investment Management Segment, the segment assets are reflected on the accompanying consolidated statements of assets and liabilities as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.

Note 13. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements, except for the following:

Distributions

On April 10, 2025, the Company paid a distribution in the amount of $12,691,089, or $0.39 per share, to shareholders on record as of March 28, 2025.

Unfunded Capital Commitments

On April 1, 2025, $207,660.00 of the outstanding commitment to Patriot Growth Insurance Services, LLC was funded. On May 1, 2025, $484,630.00 of the outstanding commitment to Patriot Growth Insurance Services, LLC was funded. The balance of the remaining unfunded commitment was $787,710.00 as of such date.

On April 1, 2025, $14,714.17 was paid down on the USIC Holdings Inc. facility. On April 11, 2025, $18,392.72 was paid down on the USIC Holdings Inc. facility. On April 17, 2025, $14,714.17 of the outstanding commitment to USIC Holdings Inc. was funded. On April 24, 2025, $14,714.17 was paid down on the USIC Holdings Inc. facility. On April 28, 2025, $22,071.26 was paid down on the USIC Holdings Inc. facility. On May 2, 2025, $18,392.72 of the outstanding commitment to USIC Holdings Inc. was funded. The balance of the remaining unfunded commitment was $183,927.17 as of such date.

On April 3, 2025, $134,817.67 of the outstanding commitment to Aptean Inc. was funded. On April 11, 2025, $49,868.21 of the outstanding commitment to Aptean Inc. was funded. The balance of the remaining unfunded commitment was $0 as of such date.

On April 9, 2025, $35,101.71 of the outstanding commitment to Galway Borrower LLC was funded. On May 1, 2025, $78,712.92 was paid down on the Galway Borrower LLC facility. The balance of the remaining unfunded commitment was $420,156.84 as of such date.

On April 14, 2025, $27,602.16 of the outstanding commitment to Dwyer Instruments, LLC was funded. The balance of the remaining unfunded commitment was $1,101,326.30 as of such date.

On April 25, 2025, $936,599.42 of the outstanding commitment to Majco LLC was funded. The balance of the remaining unfunded commitment was $3,550,216.14 as of such date.

On April 30, 2025, $469,804.90 of the outstanding commitment to Galway Borrower LLC was funded. The balance of the remaining unfunded commitment was $3,719,451.61 as of such date.

On April 30, 2025, $69,565.21 of the outstanding commitment to US Fertility Enterprises, LLC was funded. The balance of the remaining unfunded commitment was $147,826.09 as of such date.

Company Rule 10b5-1 Stock Repurchase Plan

From April 1, 2025 to May 6, 2025, the Company repurchased 160,795 shares of its common stock pursuant to the Extended Company Rule 10b5-1 Stock Repurchase Plan at an aggregate price of $2,103,973.

PSCM Rule 10b5-1 Stock Purchase Plan

From April 1, 2025 to May 6, 2025, PSCM purchased 19,942 shares of the Company's common stock pursuant to the PSCM Rule 10b5-1 Stock Purchase Plan at an aggregate price of $262,406.

On April 22, 2025, PSCM entered into a share purchase plan (the “Extended PSCM Rule 10b5-1 Stock Purchase Plan”) to acquire up to $2.5 million in the aggregate of shares of the Company’s common stock less any purchases made pursuant to the PSCM Rule 10b5-1 Stock Purchase Plan, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The Extended PSCM Rule 10b5-1 Stock Purchase Plan will commence on May 22, 2025 and will terminate upon the earliest to occur of (i) 12 months from the commencement of the Extended PSCM Rule 10b5-1 Stock Purchase Plan, (ii) the end of the trading day on which the aggregate purchase price for all shares purchased under the Extended PSCM Rule 10b5-1 Stock Purchase Plan equals $2.5 million less any purchases made pursuant to the PSCM Rule 10b5-1 Stock Purchase Plan and (iii) the occurrence of certain other events described in the Extended PSCM Rule 10b5-1 Stock Purchase Plan.

The Extended PSCM Rule 10b5-1 Stock Purchase Plan is intended to allow PSCM to purchase shares of the Company’s common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Extended PSCM Rule 10b5-1 Stock Purchase Plan will require PSCM’s agent to purchase shares of common stock on PSCM’s behalf when the market price per share of the Company’s common stock is below the most recently reported NAV per share of common stock. Under the Extended PSCM Rule 10b5-1 Stock Purchase Plan, the agent will increase the volume of purchases made as the price of the Company’s common stock declines, subject to volume restrictions.

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
•
disruptions related to tariffs and other trade or sanctions issues, which may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade;
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

Portfolio and Investment Activity

As of March 31, 2025, our weighted average total yield to maturity of debt and income producing securities at fair value was 10.37%, and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 8.48%.

As of December 31, 2024, our weighted average total yield to maturity of debt and income producing securities at fair value was 10.65%, and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 9.06%.

As of March 31, 2025, we had 260 debt and equity investments in 209 portfolio companies with an aggregate fair value of approximately $1.3 billion.

As of December 31, 2024, we had 262 debt and equity investments in 207 portfolio companies with an aggregate fair value of approximately $1.3 billion.

Our investment activity for the three months ended March 31, 2025 and 2024 is presented below (information presented herein is at amortized cost unless otherwise indicated).

	For the Three Months Ended March 31,
	2025	2024
New investments:
Gross investments	$104,323,107	$346,482,823
Less: sold investments	(144,369,364)	(69,556,336)
Total new investments	(40,046,257)	276,926,487

Principal amount of investments funded:
First-lien senior secured debt investments	$97,436,250	$312,111,711
Second-lien senior secured debt investments	—	10,797,500
Corporate bonds	—	—
Convertible bonds	—	—
Collateralized securities and structured products - debt	—	23,573,612
CLO Equity	—	—
Common stock	6,886,857	—
Total principal amount of investments funded	104,323,107	346,482,823

Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$138,003,373	$54,991,776
Second-lien senior secured debt investments	3,203,994	9,060,000
Corporate Bonds	—	—
Convertible bonds	—	—
Collateralized securities and structured products - debt	2,900,000	1,249,932
CLO Equity	261,997	4,254,628
Common Stock	—	—
Total principal amount of investments sold or repaid	144,369,364	69,556,336

Our investment activity for the three months ended March 31, 2025 and March 31, 2024 is presented below (information presented herein is at par unless otherwise indicated). New investment commitment refers to long-term funded commitments in new securities made during the period that remained outstanding as of March 31, 2025 and March 31, 2024, respectively.

	For the Three Months Ended March 31,
	2025	2024
Number of new investment commitments	23	36
Average new investment commitment amount	$3,855,336	$4,052,057
Weighted average maturity for new investment commitments	5.59 years	6.18 years
Percentage of new debt investment commitments at floating rates	100.00%	100.00%
Percentage of new debt investment commitments at fixed rates	0.00%	0.00%
Weighted average interest rate of new investment commitments(1)	8.52%	10.19%
Weighted average spread over reference rate of new floating rate investment commitments(2)	4.21%	4.81%
Weighted average interest rate on long-term investments sold or paid down	8.33%	7.99%

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

As of March 31, 2025 and December 31, 2024, our investments consisted of the following:

	March 31, 2025		December 31, 2024
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt	$1,198,129,169	$1,150,400,159	$1,243,362,037	$1,206,603,630
Second-lien senior secured debt	81,455,745	72,072,969	84,821,531	77,650,130
Corporate Bonds	4,906,704	4,232,288	4,883,315	4,214,315
CLO Mezzanine	34,943,703	34,583,965	37,827,370	38,147,753
CLO Equity	12,767,087	9,346,070	13,029,085	10,003,685
Equity	8,145,051	6,822,978	1,258,194	1,081,497
Short-term investments	56,855,834	56,855,834	69,429,935	69,429,935
Total Investments	$1,397,203,293	$1,334,314,263	$1,454,611,467	$1,407,130,945

The table below describes investments by industry composition based on fair value as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Software	10.6%	10.2%
Healthcare Providers and Services	9.1%	9.4%
Professional Services	7.4%	7.7%
IT Services	6.9%	6.7%
Chemicals	5.3%	5.1%
Short-Term Investments	4.3%	4.9%
Construction and Engineering	4.1%	4.5%
Diversified Financial Services	3.8%	3.9%
Insurance	3.8%	5.0%
Media	3.4%	3.1%
Independent Power and Renewable Electricity Producers	3.4%	3.3%
Hotels, Restaurants and Leisure	3.4%	3.1%
Electronic Equipment, Instruments and Components	2.9%	2.8%
Food Products	2.6%	1.9%
Structured Note	2.6%	2.7%
Auto Components	2.3%	2.2%
Internet Software and Services	2.2%	1.9%
Energy Equipment and Services	1.9%	1.7%
Building Products	1.9%	1.9%
Diversified Consumer Services	1.8%	2.6%
Machinery	1.7%	1.8%
Containers and Packaging	1.5%	1.5%
Metals and Mining	1.4%	1.4%
Interactive Media Services	1.3%	0.7%
Industrial Conglomerates	1.3%	0.7%
Diversified Telecommunication Services	1.2%	2.2%
Household Durables	0.9%	0.2%
Commercial Services and Supplies	0.8%	0.6%
Aerospace and Defense	0.7%	0.7%
Real Estate Management and Development	0.7%	0.6%
Wireless Telecommunication Services	0.7%	0.7%
Structured Subordinated Note	0.7%	0.7%
Healthcare Equipment and Supplies	0.7%	0.6%
Road and Rail	0.7%	0.6%
Pharmaceuticals	0.6%	0.6%
Electrical Equipment	0.4%	0.7%
Specialty Retail	0.4%	0.5%
Automotive	0.3%	—
Construction Materials	0.3%	—
Electric Utilities	—	0.6%
Total	100.0%	100.0%

The table below shows the weighted average yields and interest rate of our debt investments at fair value as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Weighted average total yield of debt and income producing securities	10.37%	10.65%
Weighted average interest rate of debt and income producing securities(1)	8.80%	8.93%
Weighted average spread over reference rate of all floating rate investments (2)	4.47%	4.48%

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

Results of Operations

The following table represents the operating results for the three months ended March 31, 2025 and March 31, 2024.

	For the Three Months Ended March 31,
	2025	2024
Total investment income	$31,214,279	$34,784,943
Less: Net expenses	18,301,128	18,466,714
Net investment income	12,913,151	16,318,229
Net realized gains (losses) on investments	(5,894,493)	(1,736,331)
Net change in unrealized gains (losses) on investments	(15,407,869)	8,298,242
Net increase (decrease) in net assets resulting from operations	$(8,389,211)	$22,880,140

Investment Income

Investment income for the three months ended March 31, 2025 and March 31, 2024 was as follows:

	For the Three Months Ended March 31,
	2025	2024
Interest from investments	$29,819,663	$33,259,959
Dividend income	574,336	1,254,696
Payment-in-kind interest income	507,850	-
Other income	312,430	270,288
Total investment income	$31,214,279	$34,784,943

For the three months ended March 31, 2025 and March 31, 2024, total investment income was driven by interest income from our investment portfolio. Total investment income is lower for the three months ended March 31, 2025 compared to the prior year period due to the investment portfolio primarily consisting of floating rate loans in a falling rate environment. The size of our investment portfolio at fair value was unchanged from $1.3 billion as of December 31, 2024 to $1.3 billion as of March 31, 2025. The size of our investment portfolio at fair value increased from $1.0 billion as of December 31, 2023 to $1.3 billion as of March 31, 2024. As of March 31, 2025 loans on non-accrual status represented 0.24% of the total investments at fair value (or 0.72% at amortized cost). As of December 31, 2024, loans on non-accrual status represented 0.08% of the total investments at fair value (or 0.46% at amortized cost).

Expenses

Operating expenses for the three months ended March 31, 2025 and March 31, 2024 were as follows:

	For the Three Months Ended March 31,
	2025	2024
Interest expense	$12,969,757	$13,178,830
Management fees	2,333,675	2,416,239
Incentive fees	1,842,706	1,924,752
Other operating expenses	1,118,003	960,109
Directors fees	36,987	37,295
Management fee waiver	—	(50,511)
Net expenses	$18,301,128	$18,466,714

Net expenses for the three months ended March 31, 2025 were $18.3 million, which consisted of $13.0 million in interest and debt financing, $2.3 million in management fees, $1.8 million in incentive fees, $1.1 million in other operating expenses, and $37 thousand in directors fees.

Net expenses for the three months ended March 31, 2024 were $18.5 million, which consisted of $13.2 million in interest expense, $2.4 million in management fees, $1.9 million in incentive fees, $960 thousand in other operating expenses, and $37 thousand in directors fees offset by $51 thousand in management fee waiver from the Investment Advisor.

Interest expense decreased during the three months ended March 31, 2025 compared to the prior year period primarily due to the average interest rate on debt decreasing from 6.94% at March 31, 2024 to 6.07% at March 31, 2025 (average debt outstanding increased from $721.1 million to $806.9 million during the same period) under our BoA Credit Facility, WF Credit Facility and CLO Transaction. Incentive fees and management fees decreased compared to the prior year period due to lower net investment income and average net assets, respectively.

Net Change in Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three months ended March 31, 2025 and March 31, 2024, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the Three Months Ended March 31,
	2025	2024
Unrealized gains on investments	$13,006,671	$22,270,401
Unrealized (losses) on investments	(28,414,540)	(13,972,159)
Net change in unrealized gains (losses) on investments	$(15,407,869)	$8,298,242

The change in unrealized appreciation (depreciation) for the three months ended March 31, 2025 and March 31, 2024 totaled $(15.4) million, $8.3 million, respectively. For the three months ended March 31, 2025, this consisted of net unrealized depreciation of $21.7 million related to existing portfolio investments and net unrealized appreciation of $6.3 million related to exited portfolio investments (a portion of which has been reclassified to realized gains). For the three months ended March 31, 2024, this consisted of net unrealized appreciation of $1.5 million related to existing portfolio investments and net unrealized appreciation of $6.8 million related to exited portfolio investments (a portion of which has been reclassified to realized gains).

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

During the three months ended March 31, 2025, we experienced a net increase in cash and cash equivalents of $106 thousand. During the period, net cash provided by operating activities was $46.4 million, primarily as a result of fundings of portfolio investments (excluding investments in short-term investments) of $104.3 million, partially offset by proceeds received from sale of investments of $144.4 million. We funded short-term investments during the period, and as of the end of the period we held $56.9 million in fair value of short-term investments. During the same period, net cash used in financing activities was $46.3 million, primarily consisting of $29.7 million net repayments under the BoA Credit Facility and WF Credit Facility and distributions paid in cash of $15.6 million, partially increased by proceeds from the issuance of common stock of $0.5 million.

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

As of March 31, 2025 and March 31, 2024, we had cash and cash equivalents of $2.9 million and $8.3 million, respectively. As of March 31, 2025, we had $205.9 million in undrawn capacity under the BoA Credit Facility and $20.7 million in undrawn capacity under the WF Credit Facility. As of March 31, 2024, we had $63 million in undrawn capacity under the BoA Credit Facility and $38.8 million in undrawn capacity under the WF Credit Facility.

As a BDC, we are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. As of March 31, 2025, our asset coverage ratio was 167%.

Capital Contributions

During the three months ended March 31, 2025 and March 31, 2024, the Company issued and sold 32,662 shares at an aggregate purchase price of $0.5 million, and 5,450,000 shares at an aggregate purchase price of $89.7 million, respectively. These amounts include shares issued in reinvestment.

Company Rule 10b5-1 Stock Repurchase Plan

Concurrently with the closing of the IPO, on January 22, 2024, we entered into a share repurchase plan (the “Company Rule 10b5-1 Repurchase Plan”) to acquire up to $15 million in the aggregate of shares of our common stock, if the market price per share of our common stock is below the most recently reported NAV per share, subject to certain limitations. Under the Company Rule 10b5-1 Stock Repurchase Plan, the agent will increase the volume of purchases made as the price of our common stock declines, subject to volume restrictions. The Company Rule 10b5-1 Repurchase Plan commenced on March 23, 2024 and terminated upon the effectiveness of the Extended Company Rule 10b5-1 Stock Repurchase Plan (as defined below).

On December 19, 2024, we entered into an extended share repurchase plan (the “Extended Company Rule 10b5-1 Repurchase Plan”) to acquire up to $20 million in the aggregate of shares of our common stock less any repurchases made pursuant to the Company Rule 10b5-1 Repurchase Plan, if the market price per share of our common stock is below the most recently reported NAV per share, subject to certain limitations. Under the Extended Company Rule 10b5-1 Stock Repurchase Plan, the agent will increase the volume of purchases made as the price of our common stock declines, subject to volume restrictions. The Extended Company Rule 10b5-1 Repurchase Plan commenced on January 22, 2025 and will terminate upon the earliest to occur of (i) 12 months from the date of the Extended Company Rule 10b5-1 Stock Repurchase Plan, (ii) the end of the trading day on which the aggregate purchase price for all shares purchased under the Extended Company Rule 10b5-1 Stock Repurchase Plan equals $20 million less any repurchases made pursuant to the Company Rule 10b5-1 Stock Repurchase Plan and (iii) the occurrence of certain other events described in the Extended Company Rule 10b5-1 Stock Repurchase Plan.

For the three months ended March 31, 2025, we repurchased 98,399 shares of our common stock pursuant to the Company Rule 10b5-1 Repurchase Plan.

PSCM Rule 10b5-1 Stock Purchase Plan

In addition, PSCM will purchase up to $5 million in the aggregate of shares of our common stock in the open market within one year of the IPO date if shares of our common stock trade below a specific level of NAV per share following the IPO. Concurrently with the closing of the IPO, PSCM entered into a share repurchase plan (the “PSCM Rule 10b5-1 Stock Purchase Plan”) to permit the purchase of up to $2.5 million shares of our common stock, if the market price per share of our common stock is below the most recently reported NAV per share, subject to certain limitations. The PSCM Rule 10b5-1 Stock Purchase Plan commenced on April 22, 2024 and will terminate upon the earliest to occur of (i) 12 months from the date of the PSCM Rule 10b5-1 Stock Purchase Plan, (ii) the end of the trading day on which the aggregate purchase price for all shares purchased under the PSCM Rule 10b5-1 Stock Purchase Plan equals $2.5 million, and (iii) the occurrence of certain other events described in the PSCM Rule 10b5-1 Stock Purchase Plan.

For the three months ended March 31, 2025, PSCM purchased 1,631 shares of the Company's common stock pursuant to the PSCM Rule 10b5-1 Stock Purchase Plan.

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

As of March 31, 2025, we had $319.1 million principal outstanding and $205.9 million of available Commitments under the BoA Credit Facility, and PS BDC Funding was in compliance with the applicable covenants in the BoA Credit Facility on such date.

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

As of March 31, 2025, we had $154.3 million outstanding and $20.7 million of available Commitments under the WF Credit Facility, and PS BDC Funding II was in compliance with the applicable covenants in the WF Credit Facility on such date.

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

As of March 31, 2025, we had outstanding indebtedness under the CLO Transaction of $300.0 million.

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

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at March 31, 2025 is as follows:

	Contractual Obligations Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
BoA Credit Facility, Net	$-	$317,283,464	$-	$-	$317,283,464
WF Credit Facility, Net	-	-	155,041,748	-	155,041,748
CLO Transaction, Net	-	-	-	302,126,552	302,126,552
Total contractual obligations	$-	$317,283,464	$155,041,748	$302,126,552	$774,451,764

Off-Balance Sheet Arrangements

Unfunded commitments to provide funds to portfolio companies are not recorded on our consolidated statements of assets and liabilities. Our unfunded commitments may be significant from time to time. Unfunded commitments may expire without being drawn upon and the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2025 and December 31, 2024, we had 23 unfunded commitments totaling $20.2 million and 26 unfunded commitments totaling $21.6 million, respectively. See “Note 9. Commitments and Contingencies” in the notes to the accompanying consolidated financial statements for specific identification of the unfunded commitments. We believe we maintain sufficient liquidity in the form of cash (including restricted cash, if any), receivables and borrowing capacity to fund these unfunded commitments should the need arise. See Financial Condition, Liquidity and Capital Resources above.

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

Assuming that the consolidated statements of assets and liabilities as of March 31, 2025 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rate.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 300 basis points	$(39,780,530)	$(23,202,153)	$(16,578,377)
Down 200 basis points	(26,404,696)	(15,468,102)	(10,936,594)
Down 100 basis points	(13,209,376)	(7,734,051)	(5,475,325)
Up 100 basis points	13,209,376	7,734,051	5,475,325
Up 200 basis points	26,404,696	15,468,102	10,936,594
Up 300 basis points	39,780,530	23,202,153	16,578,377

The data in the table are based on our current statements of assets and liabilities. As of March 31, 2025, the Company had $40.7 million in net purchases that had not yet settled and $20.2 million in unfunded commitments. After settlement of these purchases, the change in interest expense will be larger as a result of the increase in the amount borrowed under the BoA Credit Facility, WF Credit Facility or CLO Transaction, as applicable. The table does not include any change in dividend income from our money market investments.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a number of significant risks. In addition to other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 31, 2024. The risks described in our annual report are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the three months ended March 31, 2025 to the risk factors discussed in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 31, 2024.

Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies.

The United States has recently enacted and proposed to enact significant new tariffs. Additionally, there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs, creating significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Dividend Reinvestment Plan

During the three months ended March 31, 2025, we issued 32,662 shares of common stock to stockholders in connection with the dividend reinvestment plan.

Company Rule 10b5-1 Stock Repurchase Plan

During the three months ended March 31, 2025, we repurchased 98,399 shares of our common stock pursuant to the Company Rule 10b5-1 Repurchase Plan and Extended Company Rule 10b5-1 Repurchase Plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs (Dollars in Thousands) (1)
January 1, 2025 through January 31, 2025	12,037	$15.39	91,001	$18,553
February 1, 2025 through February 28, 2025	12,040	15.48	103,041	18,367
March 1, 2025 through March 31, 2025	74,322	14.71	177,363	17,273
Total	98,399	$14.89	177,363	$17,273

(1)
Concurrently with the closing of the IPO on January 22, 2024, the Board authorized the Company to enter into the Company Rule 10b5-1 Repurchase Plan to acquire up to $15 million in the aggregate of shares of our common stock, if the market price per share of our common stock is below the most recently reported NAV per share, subject to certain limitations. Under the Company Rule 10b5-1 Stock Repurchase Plan, the agent will increase the volume of purchases made as the price of our common stock declines, subject to volume restrictions. The Company Rule 10b5-1 Repurchase Plan commenced on March 23, 2024 and terminated upon the effectiveness of the Extended Company Rule 10b5-1 Repurchase Plan. On December 19, 2024, the Company entered into the Extended Company Rule 10b5-1 Repurchase Plan to acquire up to $20 million in the aggregate of shares of our common stock less any repurchases made pursuant to the Company Rule 10b5-1 Repurchase Plan, on substantially similar terms and conditions as the Company Rule 10b5-1 Repurchase Plan. The Extended Company Rule 10b5-1 Repurchase Plan will terminate upon the earliest to occur of (i) 12 months from the date of the Extended Company Rule 10b5-1 Stock Repurchase Plan, (ii) the end of the trading day on which the aggregate purchase price for all shares purchased under the Extended Company Rule 10b5-1 Stock Repurchase Plan equals $20 million less any repurchases made pursuant to the Company Rule 10b5-1 Stock Repurchase Plan and (iii) the occurrence of certain other events described in the Extended Company Rule 10b5-1 Stock Repurchase Plan.

PSCM Rule 10b5-1 Stock Purchase Plan

During the three months ended March 31, 2025, PSCM repurchased 1,631 shares of the Company’s common stock pursuant to the PSCM Rule 10b5-1 Stock Purchase Plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs (Dollars in Thousands) (1)
January 1, 2025 through January 31, 2025	—	$—	—	$2,500
February 1, 2025 through February 28, 2025	—	—	—	2,500
March 1, 2025 through March 31, 2025	1,631	14.13	1,631	2,477
Total	1,631	$14.13	1,631	$2,477

(1) Concurrently with the closing of the IPO, PSCM entered into the PSCM Rule 10b5-1 Stock Purchase Plan to permit the purchase of up to $2.5 million shares of our common stock, if the market price per share of our common stock is below the most recently reported NAV per share, subject to certain limitations. Under the PSCM Rule 10b5-1 Stock Purchase Plan, the agent will increase the volume of purchases made as the price of the Company’s common stock declines, subject to volume restrictions. The PSCM Rule 10b5-1 Stock Purchase Plan commenced on April 22, 2024 and will terminate upon the earliest to occur of (i) 12 months from the date of the PSCM Rule 10b5-1 Stock Purchase Plan, (ii) the end of the trading day on which the aggregate purchase price for all shares purchased under the PSCM Rule 10b5-1 Stock Purchase Plan equals $2.5 million, and (iii) the occurrence of certain other events described in the PSCM Rule 10b5-1 Stock Purchase Plan.

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
10.1

Equity Distribution Agreement, dated March 3, 2025, by and among Palmer Square Capital BDC Inc., Palmer Square BDC Advisor LLC and RBC Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K (File No. 814-01334), filed on March 4, 2025).

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

Palmer Square Capital BDC Inc.

Date: May 7, 2025	/s/ Christopher D. Long
	Name:	Christopher D. Long
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: May 7, 2025	/s/ Jeffrey D. Fox
	Name:	Jeffrey D. Fox
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)