Form 10-Q
period 2025-06-30
Palmer Square Capital BDC Inc.
filed 2025-08-06
CIK 1794776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 5, 2025, the registrant had 32,125,732 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Assets and Liabilities

(Unaudited)

	June 30, 2025 (Unaudited)	December 31, 2024
Assets:
Non-controlled, non-affiliated investments, at fair value (amortized cost of $1,343,608,252 and $1,454,611,467, respectively)	$1,279,792,804	$1,407,130,945
Cash and cash equivalents	16,436,424	2,766,409
Receivables:
Receivable for sales of investments	7,976,832	7,799,523
Receivable for paydowns of investments	210,613	1,347,516
Due from investment adviser	612,835	248,110
Dividend receivable	151,414	259,625
Interest receivable	9,594,413	11,458,267
Prepaid expenses and other assets	39,191	32,364
Total Assets	$1,314,814,526	$1,431,042,759

Liabilities:
Credit facilities (net of deferred financing costs of $4,590,971 and $5,375,986, respectively) (Note 6)	$461,058,406	$501,650,602
Notes (net of deferred financing costs of $1,679,694 and $1,748,822, respectively) (Note 6)	302,159,021	302,505,057
Payables:
Payable for investments purchased	27,433,917	67,460,523
Distributions payable	13,533,770	15,649,925
Management fee payable	2,233,077	2,413,798
Incentive fee payable	1,940,079	2,149,132
Accrued other general and administrative expenses	1,242,816	1,368,753
Total Liabilities	$809,601,086	$893,197,790

Commitments and contingencies (Note 9)

Net Assets:
Common Shares, $0.001 par value; 450,000,000 shares authorized; 32,218,966 and 32,600,193 as of June 30, 2025 and December 31, 2024, respectively issued and outstanding	$32,219	$32,600
Additional paid-in capital	605,935,110	611,122,164
Total distributable earnings (accumulated deficit)	(100,753,889)	(73,309,795)
Total Net Assets	$505,213,440	$537,844,969
Total Liabilities and Net Assets	$1,314,814,526	$1,431,042,759
Net Asset Value Per Common Share	$15.68	$16.50

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$30,023,842	$35,278,431	$59,843,505	$68,486,203
Dividend income	481,501	805,031	1,055,837	2,059,727
Payment-in-kind interest income	801,918	182,116	1,309,768	234,303
Other income	369,659	283,918	682,089	554,206
Total investment income from non-controlled, non-affiliated investments	31,676,920	36,549,496	62,891,199	71,334,439
Total Investment Income	31,676,920	36,549,496	62,891,199	71,334,439

Expenses:
Incentive fees	1,940,079	2,249,954	3,782,785	4,174,706
Interest expense	12,576,374	14,997,028	25,546,131	28,175,858
Management fees	2,233,077	2,450,079	4,566,752	4,866,318
Professional fees	251,376	398,080	564,108	636,023
Directors fees	37,397	37,295	74,384	74,590
Other general and administrative expenses	797,088	659,209	1,602,359	1,381,375
Total Expenses	17,835,391	20,791,645	36,136,519	39,308,870
Less: Management fee waiver (Note 3)	—	—	—	(50,511)
Net expenses	17,835,391	20,791,645	36,136,519	39,258,359
Net Investment Income (Loss)	13,841,529	15,757,851	26,754,680	32,076,080

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses):
Non-controlled, non-affiliated investments	(5,745,139)	(9,411,924)	(11,639,632)	(11,148,255)
Total net realized gains (losses)	(5,745,139)	(9,411,924)	(11,639,632)	(11,148,255)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(926,414)	(1,033,114)	(16,334,283)	7,265,128
Total net change in unrealized gains (losses)	(926,414)	(1,033,114)	(16,334,283)	7,265,128
Total realized and unrealized gains (losses)	(6,671,553)	(10,445,038)	(27,973,915)	(3,883,127)

Net Increase (Decrease) in Net Assets Resulting from Operations	$7,169,976	$5,312,813	$(1,219,235)	$28,192,953

Per Common Share Data:
Basic and diluted net investment income per common share	$0.43	$0.48	$0.82	$1.00
Basic and diluted net increase (decrease) in net assets resulting from operations	$0.22	$0.16	$(0.04)	$0.88
Weighted Average Common Shares Outstanding - Basic and Diluted	32,349,999	32,569,280	32,475,330	32,081,916

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$13,841,529	$15,757,851	$26,754,680	$32,076,080
Net realized gains (losses) on investments and foreign currency transactions	(5,745,139)	(9,411,924)	(11,639,632)	(11,148,255)
Net change in unrealized gains (losses) on investments, foreign currency translations, and foreign currency exchange contracts	(926,414)	(1,033,114)	(16,334,283)	7,265,128
Net Increase (Decrease) in Net Assets Resulting from Operations	7,169,976	5,312,813	(1,219,235)	28,192,953

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(13,533,770)	(15,306,680)	(26,224,859)	(31,257,549)
Net Decrease in Net Assets Resulting from Stockholder Distributions	(13,533,770)	(15,306,680)	(26,224,859)	(31,257,549)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	—	—	—	89,652,500
Shares issued in connection with dividend reinvestment plan (Note 7)	—	593,206	514,649	593,206
Repurchase of common shares	(4,230,020)	(346,272)	(5,702,084)	(346,272)
Net Increase in Net Assets Resulting from Capital Share Transactions	(4,230,020)	246,934	(5,187,435)	89,899,434
Total Increase (Decrease) in Net Assets	(10,593,814)	(9,746,933)	(32,631,529)	86,834,838
Net Assets, Beginning of Period	515,807,254	558,537,164	537,844,969	461,955,393
Net Assets, End of Period	$505,213,440	$548,790,231	$505,213,440	$548,790,231

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(1,219,235)	$28,192,953
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gains)/losses on investments	11,639,632	11,148,255
Net change in unrealized (gains)/losses on investments	16,334,283	(7,265,128)
Net accretion of discount on investments	(948,788)	(914,811)
Payment-in-kind interest	(1,309,768)	(234,303)
Purchases of short-term investments	(261,034,788)	(547,865,017)
Purchases of portfolio investments	(196,684,831)	(535,784,227)
Proceeds from sale of short-term investments	281,691,311	548,565,867
Proceeds from sale of portfolio investments	277,651,090	209,583,349
Amortization of deferred financing cost	854,144	698,939
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in receivable for sales of investments	(177,309)	82,093
(Increase)/decrease in interest and dividends receivable	1,972,065	(2,820,622)
(Increase)/decrease in due from investment adviser	(364,725)	1,679,371
(Increase)/decrease in receivable for paydowns of investments	1,136,903	(292,633)
(Increase)/decrease in prepaid expenses and other assets	(6,827)	(137,001)
Increase/(decrease) in interest payable on credit facilities	(1,592,376)	736,352
Increase/(decrease) in payable for investments purchased	(40,026,606)	53,529,859
Increase/(decrease) in management fees payable	(180,721)	198,004
Increase/(decrease) in incentive fee payable	(209,053)	2,249,954
Increase/(decrease) in accrued other general and administrative expenses	(125,937)	245,862
Net cash provided by (used in) operating activities	87,398,464	(238,402,884)

Cash Flows from Financing Activities:
Borrowings on the credit facilities	37,100,000	187,900,000
Payments on the credit facilities	(77,300,000)	(305,319,060)
Borrowings on the notes	—	300,000,000
Payments of debt issuance costs	—	(5,454,956)
Distributions paid in cash	(28,341,014)	(15,950,869)
Proceeds from issuance of common shares, net of change in subscriptions receivable	—	89,652,500
Purchase of common shares for dividend reinvestment plan	514,649	593,206
Repurchase of common shares	(5,702,084)	(346,272)
Net cash provided by (used in) financing activities	(73,728,449)	251,074,549
Net increase/(decrease) in cash and cash equivalents	13,670,015	12,671,665
Cash and cash equivalents, beginning of period	2,766,409	2,117,109
Cash and cash equivalents, end of period	$16,436,424	$14,788,774

Supplemental and Non-Cash Information:
Interest paid during the period	$27,138,507	$27,439,506
Distributions declared during the period	$26,224,859	$31,257,549
Distributions payable	$13,533,770	$15,306,680

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of June 30, 2025

(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Debt Investments
First Lien Senior Secured(2)
888 Holdings PLC (4)(8)	Hotels, Restaurants and Leisure	9.63% (S +CSA + 5.25%)	7/8/2028	5,912,115	5,802,351	5,687,926	1.0%
AccentCare, Inc. (6)(8)	Healthcare Providers and Services	8.30% (S + 4.00%)	9/20/2028	5,820,886	5,821,404	5,104,189	0.9%
Accession Risk Management Group, Inc.	Insurance	9.05% (S + 4.75%)	11/1/2029	2,959,487	2,959,487	2,959,486	0.5%
Accession Risk Management Group, Inc.	Insurance	9.05% (S +CSA + 4.75%)	11/1/2029	785,949	769,304	785,948	0.1%
Accession Risk Management Group, Inc. (7)	Insurance	9.05% (S + 4.75%)	11/1/2029	6,035,622	6,003,817	6,035,621	1.2%
Acrisure, LLC (8)	Insurance	7.33%(S+3.00%)	11/6/2030	3,970,050	3,962,506	3,965,384	0.8%
Ahlstrom Holding 3 OY (4)(6)(8)	Containers and Packaging	8.48% (S +CSA + 4.00%)	5/23/2030	7,000,000	6,895,000	6,991,249	1.4%
Aimbridge Acquisition Co., Inc. (8)	Hotels, Restaurants and Leisure	9.93% (S +CSA + 5.50%)	3/11/2030	735,010	735,010	735,928	0.1%
Aimbridge Acquisition Co., Inc. (6)(8)	Hotels, Restaurants and Leisure	11.93% (S +CSA + 7.50%)	3/11/2030	746,462	737,532	741,330	0.1%
Albion Financing 3 S.a r.l. (Albion Financing LLC) (4)(8)	Diversified Consumer Services	7.32% (S + 3.00%)	8/16/2029	2,970,075	2,970,075	2,978,436	0.6%
Allied Universal Holdco LLC (6)(8)	Professional Services	8.18% (S +CSA + 3.75%)	5/12/2028	9,691,464	9,678,932	9,748,596	1.9%
American Rock Salt Company LLC (6)	Metals and Mining	11.59% (S +CSA + 7.00%)	6/9/2028	887,999	830,192	894,659	0.2%
American Rock Salt Company LLC (6)	Metals and Mining	8.59% (S +CSA + 4.00%)	6/9/2028	5,764,824	5,764,019	4,737,607	0.9%
Amynta Agency Borrower Inc. (Amynta Warranty Borrower Inc.) (8)	Insurance	7.33% (S + 3.00%)	12/6/2031	2,977,538	2,949,903	2,980,723	0.6%
Ankura Consulting Group, LLC (6)	Professional Services	7.80% (S + 3.50%)	12/17/2031	7,348,591	7,337,399	7,353,184	1.4%
Anticimex Global AB (4)(8)	Commercial Services and Supplies	7.66% (S + 3.40%)	11/16/2028	3,780,907	3,780,907	3,800,757	0.8%
Aptean Acquiror Inc. (7)	Software	9.05% (S + 4.75%)	1/30/2031	6,670,828	6,629,921	6,653,601	1.3%
Aramsco, Inc. (7)	Machinery	9.05% (S + 4.75%)	10/10/2030	5,981,083	5,918,226	4,844,677	1.0%
ARC Falcon I Inc. (6)(8)	Chemicals	7.93% (S +CSA + 3.50%)	8/31/2028	4,062,419	4,052,811	4,081,472	0.8%
Arcline FM Holdings LLC (8)	Industrial Conglomerates	7.58% (S + 3.50%)	6/24/2030	3,000,000	2,992,665	3,017,280	0.6%
Aretec Group, Inc. (6)(8)	Diversified Financial Services	7.83% (S + 3.50%)	8/9/2030	10,865,462	10,770,746	10,897,407	2.1%
Aruba Investments, Inc. (6)(8)	Chemicals	8.43% (S +CSA + 4.00%)	10/28/2027	7,892,386	7,866,741	7,458,305	1.5%
Ascend Learning, LLC (6)(8)	Professional Services	7.33% (S + 3.00%)	12/11/2028	8,239,084	8,200,711	8,247,199	1.6%
Aspire Bakeries Holdings, LLC (6)(8)	Food Products	7.82% (S + 3.50%)	12/23/2030	10,556,683	10,554,542	10,611,103	2.1%
AssuredPartners, Inc (6)(8)	Insurance	7.83% (S + 3.50%)	2/14/2031	9,875,000	9,867,937	9,910,896	2.0%
Athletico Management, LLC (6)	Healthcare Providers and Services	8.70% (S +CSA + 4.25%)	2/2/2029	7,008,250	6,990,802	4,842,701	1.0%
Autokiniton US Holdings, Inc. (6)(7)(8)	Auto Components	8.44% (S +CSA + 4.00%)	4/6/2028	9,915,803	9,915,680	9,596,663	1.9%
Aveanna Healthcare LLC (4)(6)(8)	Healthcare Providers and Services	8.18% (S +CSA + 3.75%)	6/30/2028	9,561,012	9,495,213	9,378,779	1.8%
BarBri Holdings, Inc (7)	Professional Services	9.32% (S + 5.00%)	4/30/2030	7,213,795	7,213,795	7,239,044	1.4%
Barracuda Networks, Inc. (6)(8)	Software	8.78% (S + 4.50%)	8/15/2029	10,267,045	10,074,930	8,556,299	1.7%
Bending Spoons Operations Spa (4)(7)(8)	Interactive Media Services	9.56% (S + 5.25%)	2/19/2031	7,406,250	7,287,999	7,466,426	1.5%
B'laster Holdings, LLC (7)	Chemicals	9.07% (S + 4.75%)	10/25/2029	1,625,167	1,611,038	1,612,978	0.3%
B'laster Holdings, LLC (7)	Chemicals	9.03% (S + 4.75%)	10/25/2029	4,366,834	4,296,307	4,257,663	0.8%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of June 30, 2025

(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Boxer Parent Company Inc. (6)(8)	Software	7.33% (S + 3.00%)	7/30/2031	9,925,125	9,886,745	9,874,854	2.0%
Carriage Purchaser, Inc. (7)(8)	Road and Rail	8.33% (S + 4.00%)	10/2/2028	8,749,554	8,752,273	8,788,927	1.7%
Carroll County Energy LLC (6)	Independent Power and Renewable Electricity Producers	7.55% (S + 3.25%)	6/24/2031	6,323,848	6,303,844	6,353,886	1.3%
Castle US Holding Corporation (7)	Professional Services	10.33% (S + 6.00% incl. 1.00% PIK)	4/29/2030	1,068,669	1,018,951	1,075,348	0.2%
Castle US Holding Corporation (7)	Professional Services	8.84% (S +CSA + 4.25%)	5/31/2030	1,758,120	1,758,120	968,065	0.2%
Castle US Holding Corporation (6)(7)	Professional Services	9.09% (S +CSA + 4.50%)	5/31/2030	5,375,874	5,375,874	2,935,227	0.6%
Cengage Learning, Inc. (6)(8)	Diversified Consumer Services	7.82% (S + 3.50%)	3/24/2031	5,940,150	5,903,388	5,961,297	1.2%
Century De Buyer LLC (8)	Media	7.78% (S + 3.50%)	10/30/2030	1,980,050	1,965,206	1,993,663	0.4%
Congruex Group LLC (7)	Construction and Engineering	10.93% (S + 6.50% incl. 5.00% PIK)	4/28/2029	6,370,983	6,278,834	5,583,911	1.1%
Connectwise LLC (6)	IT Services	8.06% (S +CSA + 3.50%)	9/29/2028	5,738,020	5,734,343	5,774,485	1.1%
Corelogic, Inc. (6)(8)	Internet Software and Services	7.94% (S +CSA + 3.50%)	6/29/2028	9,669,309	9,623,285	9,583,204	1.9%
CP Atlas Buyer, Inc (6)(8)	Building Products	8.18% (S +CSA + 3.75%)	11/23/2027	6,716,844	6,668,639	6,709,153	1.3%
CPM Holdings, Inc. (6)(8)	Machinery	8.82% (S + 4.50%)	9/27/2028	7,929,250	7,890,858	7,777,484	1.5%
Creation Technologies Inc. (4)(6)(7)(8)	Electronic Equipment, Instruments and Components	10.05% (S +CSA + 5.50%)	10/5/2028	9,791,424	9,621,465	9,693,510	1.9%
Crown Subsea Communications Holding, Inc. (6)(8)	Construction and Engineering	8.33% (S + 4.00%)	1/30/2031	9,375,425	9,345,568	9,447,709	1.9%
Deerfield Dakota Holding, LLC (6)(8)	Diversified Financial Services	8.05%(S+3.75%)	4/9/2027	4,750,000	4,730,000	4,626,643	0.9%
Delta Topco, Inc. (6)	IT Services	7.07% (S + 2.75%)	11/30/2029	9,900,250	9,884,603	9,840,997	1.9%
DIRECTV Financing, LLC (4)(8)	Media	9.54% (S +CSA + 5.00%)	8/2/2027	671,657	669,384	675,069	0.1%
Dwyer Instruments, LLC (7)	Electronic Equipment, Instruments and Components	9.05% (S + 4.75%)	7/21/2029	8,268,307	8,268,307	8,228,235	1.6%
Dwyer Instruments, LLC (7)(11)	Electronic Equipment, Instruments and Components	9.17% (S + 3.75%)	7/21/2029	165,613	155,113	166,092	0.0%
ECL Entertainment, LLC (7)	Hotels, Restaurants and Leisure	7.83% (S + 3.50%)	8/30/2030	4,925,250	4,848,694	4,932,170	1.0%
ECO Material Tech INC (8)	Construction Materials	7.47% (S + 3.25%)	2/12/2032	1,500,000	1,496,947	1,510,943	0.3%
Edgewater Generation, L.L.C. (8)	Independent Power and Renewable Electricity Producers	7.33% (S + 3.00%)	8/1/2030	3,866,813	3,915,410	3,886,495	0.8%
EFS Cogen Holdings I, LLC (6)(7)(8)	Independent Power and Renewable Electricity Producers	7.80% (S + 3.50%)	10/3/2031	6,571,419	6,575,423	6,609,073	1.3%
Endurance International Group, Inc., The (6)(8)	Professional Services	7.93% (S +CSA + 3.50%)	2/10/2028	4,567,236	4,533,363	2,472,017	0.5%
Enverus Holdings, Inc. (7)(12)	Software	9.82% (S + 5.50%)	12/22/2029	34,215	28,901	34,972	0.0%
Enverus Holdings, Inc. (7)	Software	9.83% (S + 5.50%)	12/22/2029	6,330,734	6,257,598	6,330,734	1.3%
EP Purchaser, LLC (6)(8)	Professional Services	9.06% (S +CSA + 4.50%)	11/6/2028	10,086,118	10,041,269	9,960,041	2.0%
Everest SubBidCo (4)(7)(8)	IT Services	8.78% (S + 4.50%)	12/8/2031	2,646,717	2,622,311	2,600,399	0.5%
Everest SubBidCo (4)(7)(8)	IT Services	8.78% (S + 4.50%)	12/8/2031	5,313,333	5,264,000	5,220,350	1.0%
First Brands Group, LLC (6)(8)	Auto Components	9.54% (S +CSA + 5.00%)	3/30/2027	8,583,892	8,590,537	8,133,538	1.6%
Flash Charm, Inc. (6)(8)	IT Services	7.78%(S+3.50%)	3/2/2028	9,577,875	9,562,100	9,008,183	1.8%
Flexera Software LLC (7)	Software	7.31%(S+3.00%)	3/3/2028	4,783,205	4,789,114	4,792,604	0.9%
Forest City Enterprises, L.P. (8)	Real Estate Management and Development	7.94% (S +CSA + 3.50%)	12/8/2025	4,000,000	3,926,414	3,888,260	0.8%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of June 30, 2025

(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Fortis 333 Inc (8)	Chemicals	7.80% (S + 3.50%)	3/29/2032	3,000,000	2,993,079	3,003,285	0.6%
Frozen Bakery Acquisition LLC (7)	Food Products	9.18% (S +CSA + 4.75%)	7/9/2029	6,467,500	6,412,102	6,467,500	1.3%
Fugue Finance, LLC (4)(8)	Diversified Consumer Services	7.58% (S + 3.25%)	1/9/2032	5,880,848	5,830,631	5,923,131	1.2%
Gainwell Acquisition Corp. (6)(8)	Healthcare Providers and Services	8.40% (S +CSA + 4.00%)	10/1/2027	8,651,903	8,571,554	8,355,576	1.7%
Galway Borrower LLC (7)(13)	Insurance	8.78% (S + 4.50%)	9/29/2028	720,220	688,796	731,320	0.1%
Galway Borrower LLC (7)(14)	Insurance	8.80% (S + 4.50%)	9/29/2028	175,509	172,354	172,319	0.0%
Gategroup Fin Luxembourg SA (4)(8)	Commercial Services and Supplies	8.56% (S + 4.50%)	5/28/2032	3,000,000	2,985,000	3,010,320	0.6%
GC Ferry Acquisition Inc (4)(6)(8)	Diversified Financial Services	7.83% (S + 3.50%)	6/2/2032	5,979,167	5,889,479	5,864,779	1.2%
Genuine Financial Holdings LLC (6)(8)	Professional Services	7.58% (S + 3.25%)	9/27/2030	10,332,913	10,287,975	9,847,266	1.9%
Global Medical Response, Inc. (6)	Healthcare Providers and Services	9.83% (S + 5.50% incl. 0.75% PIK)	10/31/2028	9,019,256	9,004,634	9,043,067	1.8%
Gloves Buyer Inc (6)(8)	Industrial Conglomerates	8.32% (S + 4.00%)	1/16/2032	8,000,000	7,960,967	7,860,000	1.6%
Great Outdoors Group, LLC (8)	Specialty Retail	7.58% (S + 3.25%)	1/23/2032	4,936,731	4,927,536	4,937,521	1.0%
Grinding Media Inc. (Molycop Ltd.) (6)(7)(8)	Metals and Mining	7.83% (S + 3.50%)	10/12/2028	10,725,460	10,702,578	10,658,426	2.1%
HAH Group Holding Company LLC (6)(8)	Healthcare Providers and Services	9.33% (S + 5.00%)	9/24/2031	10,161,546	10,050,266	9,898,413	2.0%
Help/Systems Holdings, Inc. (6)(8)	Software	8.38% (S +CSA + 4.00%)	11/19/2026	6,673,231	6,661,842	6,374,838	1.3%
Highline Aftermarket Acquisition, LLC (8)	Automotive	7.83% (S + 3.50%)	2/13/2030	3,980,000	3,971,649	4,009,850	0.8%
Holding Socotec (4)(6)	Construction and Engineering	8.04% (S + 3.75%)	6/30/2028	3,960,000	3,950,773	3,979,800	0.8%
HP PHRG BORROWER, LLC (6)(8)	Household Durables	8.33% (S + 4.00%)	2/20/2032	10,000,000	9,903,183	9,975,000	2.0%
Hunter Douglas Inc (8)	Household Durables	7.55% (S + 3.25%)	1/16/2032	1,990,000	1,981,052	1,985,443	0.4%
Hunterstown Generation, LLC (8)	Independent Power and Renewable Electricity Producers	7.80% (S + 3.50%)	11/6/2031	2,977,500	2,964,747	2,982,026	0.6%
Hyperion Refinance S.a.r.l. (4)(8)	Insurance	7.83% (S + 3.50%)	4/18/2030	1,989,822	1,989,822	2,002,945	0.4%
Idemia Group S.A.S. (4)(6)(8)	Internet Software and Services	8.55% (S + 4.25%)	9/30/2028	6,912,500	6,931,061	6,938,422	1.4%
IMA Financial Group, Inc. (7)	Insurance	7.33% (S + 3.00%)	11/1/2028	4,838,656	4,827,671	4,843,712	1.0%
IMC Financing LLC (8)	Diversified Financial Services	7.81% (S + 3.50%)	6/2/2032	2,000,000	1,990,071	2,015,000	0.4%
Inception Finco S.a r.l. (4)(6)(7)	Healthcare Providers and Services	8.05% (S + 3.75%)	4/9/2031	5,949,950	5,932,395	6,009,479	1.2%
Ineos Quattro Holdings UK Limited (4)(6)	Chemicals	8.68% (S +CSA + 4.25%)	4/2/2029	2,977,387	2,987,134	2,780,135	0.6%
Ineos Quattro Holdings UK Limited (4)(8)	Chemicals	8.58% (S + 4.25%)	10/7/2031	3,990,000	4,004,601	3,655,838	0.7%
Ineos US Finance LLC (4)(8)	Chemicals	7.33% (S + 3.00%)	2/7/2031	3,960,075	3,928,345	3,787,812	0.7%
Infinite Bidco, LLC	Electronic Equipment, Instruments and Components	10.57% (S + 6.25%)	3/2/2028	2,925,000	2,922,046	2,851,875	0.6%
Infinite Bidco, LLC (6)(8)	Electronic Equipment, Instruments and Components	8.29% (S +CSA + 3.75%)	3/2/2028	6,249,677	6,226,209	5,916,350	1.2%
Inmar, Inc. (6)(7)(8)	Professional Services	8.80%(S+4.50%)	10/30/2031	9,656,067	9,584,627	9,748,621	1.9%
International Entertainment JJCo 3 Limited (4)(8)	Entertainment	8.03% (S + 3.75%)	4/19/2032	3,000,000	2,985,448	3,015,000	0.6%
Invenergy Thermal Operating I LLC (7)(8)	Independent Power and Renewable Electricity Producers	7.82% (S +CSA + 3.50%)	5/6/2032	400,000	396,069	403,550	0.1%
Invenergy Thermal Operating I LLC (7)(8)	Independent Power and Renewable Electricity Producers	7.82% (S +CSA + 3.50%)	5/6/2032	6,000,000	5,941,030	6,053,250	1.2%
Ivanti Software, Inc. (6)(8)	Software	10.02% (S + 5.75%)	6/1/2029	2,396,704	2,373,416	2,471,601	0.5%
Ivanti Software, Inc. (6)(8)	Software	9.02% (S + 4.75%)	6/1/2029	9,942,146	9,942,146	8,292,396	1.6%
IVC Acquisition, Ltd. (4)(6)(8)	Professional Services	8.05% (S + 3.75%)	12/12/2028	7,521,769	7,454,013	7,569,984	1.5%
Jack Ohio Finance LLC (7)	Hotels, Restaurants and Leisure	8.33% (S + 4.00%)	1/28/2032	6,982,500	6,968,168	6,958,515	1.4%
Kleopatra Finco S.a.r.l (4)(8)	Containers and Packaging	9.23% (S +CSA + 4.73%)	2/4/2026	1,915,000	1,915,000	1,776,842	0.4%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of June 30, 2025

(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
LBM Acquisition, LLC (6)(7)(8)	Building Products	8.16% (S +CSA + 3.75%)	6/6/2031	10,434,289	10,344,933	9,782,145	1.9%
Lifescan Global Corporation (6)(9)	Healthcare Equipment and Supplies	10.92% (S +CSA + 6.50%)	12/31/2026	3,626,311	3,622,701	2,400,618	0.5%
Lightstone Holdco LLC (6)(8)	Independent Power and Renewable Electricity Producers	10.03%(S+5.75%)	2/1/2027	13,733,402	13,362,434	13,769,109	2.7%
Lightstone Holdco LLC (6)(8)	Independent Power and Renewable Electricity Producers	10.03%(S+5.75%)	2/1/2027	776,810	755,833	778,830	0.2%
LogMeIn, Inc. (6)	IT Services	9.16% (S +CSA + 4.75%)	4/28/2028	4,089,453	4,064,213	1,482,427	0.3%
LogMeIn, Inc. (6)	IT Services	9.16% (S +CSA + 4.75%)	4/28/2028	4,089,453	4,066,344	3,572,423	0.7%
Logrhythm, Inc. (7)	IT Services	11.83% (S + 7.50%)	7/2/2029	6,363,636	6,363,636	6,128,755	1.2%
LSF12 Crown US Commercial Bidco, LLC (6)(8)	Construction and Engineering	8.57% (S + 4.25%)	12/2/2031	10,000,000	9,989,872	10,065,650	2.0%
Magenta Security Holdings LLC (6)	Software	10.53% (S + 6.25%)	7/27/2028	949,963	940,384	963,025	0.2%
Magenta Security Holdings LLC (6)	Software	11.29% (S +CSA + 6.75%)	7/27/2028	641,850	639,006	539,334	0.1%
Magenta Security Holdings LLC (6)	Software	11.54% (S + CSA + 7.00% incl. 5.50% PIK)	7/27/2028	6,257,796	6,242,954	1,543,611	0.3%
Magenta Security Holdings LLC (6)	Software	11.54% (S +CSA + 7.00%)	7/27/2028	1,174,081	1,170,414	555,927	0.1%
Majco LLC (7)(15)	Automotive	9.44% (S + 5.00%)	3/11/2032	3,816,454	3,804,848	3,829,925	0.8%
Maverick 1, LLC	Software	8.79% (S +CSA + 4.25%)	5/18/2028	4,900,000	4,745,573	4,921,438	1.0%
Medical Solutions Holdings, Inc. (6)(7)(8)	Healthcare Providers and Services	7.88% (S +CSA + 3.50%)	11/1/2028	7,796,266	7,581,728	4,201,057	0.8%
Michael Baker International, LLC (7)(8)	Construction and Engineering	8.28% (S + 4.00%)	12/1/2028	9,025,953	8,992,374	9,076,724	1.8%
Micro Holding Corp. (6)(8)	IT Services	8.58% (S + 4.25%)	5/3/2028	5,754,523	5,330,895	5,409,252	1.1%
Micro Holding Corp. (6)(8)	IT Services	8.58%(S+4.25%)	12/31/2031	3,894,758	3,821,520	3,394,535	0.7%
Minotaur Acquisition, Inc. (7)	Diversified Financial Services	9.33% (S + 5.00%)	5/10/2030	6,904,429	6,904,429	6,910,849	1.4%
Minotaur Acquisition, Inc.	Diversified Financial Services	9.33% (S + 5.00%)	5/10/2030	1,136,220	1,136,220	1,134,743	0.2%
Momentive Performance Materials Inc. (6)(8)	Chemicals	8.33% (S + 4.00%)	3/29/2028	5,409,090	5,317,306	5,436,135	1.1%
MRI Software LLC (7)(16)	Software	9.05% (S + 4.75%)	2/10/2027	35,354	33,536	35,354	0.0%
MRI Software LLC (7)	Software	9.05% (S + 4.75%)	2/10/2027	6,310,756	6,279,495	6,287,091	1.2%
NAPA Management Services Corporation (6)(8)	Healthcare Providers and Services	9.68% (S +CSA + 5.25%)	2/23/2029	9,711,978	9,598,968	7,866,702	1.6%
Natgasoline LLC (7)(8)	Chemicals	9.83% (S + 5.50%)	3/25/2030	6,923,879	6,827,571	6,897,914	1.4%
National Mentor Holdings, Inc. (6)(8)	Healthcare Providers and Services	8.15% (S +CSA + 3.75%)	2/18/2028	8,901,743	8,892,132	8,623,563	1.7%
National Mentor Holdings, Inc. (6)(8)	Healthcare Providers and Services	8.15% (S +CSA + 3.75%)	2/18/2028	291,993	291,650	282,869	0.1%
New WPCC Parent, LLC (6)	Healthcare Providers and Services	13.80% (S + 9.50% cash)/S + 11.50% incl. 8.00% PIK)	5/9/2030	1,223,831	1,223,831	1,128,984	0.2%
Nexus Buyer LLC (6)(8)	Diversified Financial Services	7.83% (S + 3.50%)	7/31/2031	9,925,187	9,725,103	9,965,285	2.0%
Nielsen Consumer Inc. (6)(8)	Media	7.83% (S + 3.50%)	3/6/2028	12,686,309	12,190,546	12,714,092	2.5%
Northstar Group Services, Inc. (7)(8)	Construction and Engineering	8.88% (S + 4.75%)	5/8/2030	11,246,425	11,251,749	11,328,467	2.2%
NSM Top Holdings Corp. (6)(8)	Healthcare Equipment and Supplies	9.15% (S +CSA + 4.75%)	5/14/2029	6,808,686	6,790,899	6,857,028	1.4%
Nvent Electric Public Limited Company (4)(8)	Electrical Equipment	7.83% (S + 3.50%)	1/30/2032	2,000,000	1,990,823	2,015,130	0.4%
Ontario Gaming GTA Limited Partnership (4)(6)(8)	Hotels, Restaurants and Leisure	8.55% (S + 4.25%)	8/1/2030	8,300,349	8,301,109	8,231,623	1.6%
Optimizely North America Inc. (7)	Software	9.33% (S + 5.00%)	10/30/2031	4,530,313	4,525,729	4,519,170	0.9%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of June 30, 2025

(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Orchid Merger Sub II, LLC (6)	Software	9.23% (S +CSA + 4.75%)	7/27/2027	3,695,997	3,612,444	1,888,026	0.4%
Oregon Clean Energy, LLC (6)	Independent Power and Renewable Electricity Producers	7.80% (S + 3.50%)	7/12/2030	2,201,990	2,193,144	2,223,735	0.4%
Osmosis Buyer Limited (6)(7)	Food Products	7.32% (S + 3.00%)	7/31/2028	8,493,235	8,497,469	8,490,772	1.7%
Outcomes Group Holdings, Inc. (6)(8)	Healthcare Providers and Services	8.08% (S + 3.75%)	5/6/2031	4,504,585	4,487,620	4,536,951	0.9%
Padagis, LLC (6)(8)	Pharmaceuticals	9.27% (S +CSA + 4.75%)	7/31/2028	8,983,493	8,923,471	8,444,484	1.7%
Pasadena Performance Products LLC (8)	Independent Power and Renewable Electricity Producers	7.80% (S + 3.50%)	3/1/2032	3,990,000	3,970,798	4,018,269	0.8%
Patriot Growth Insurance Services, LLC (7)	Insurance	9.45% (S +CSA + 5.00%)	10/16/2028	1,994,875	1,985,499	1,994,875	0.4%
Patriot Growth Insurance Services, LLC (7)(17)	Insurance	9.30% (S + 5.00%)	10/16/2028	4,191,368	4,136,679	4,195,699	0.8%
Peraton Corp. (7)(8)	Aerospace and Defense	8.18% (S +CSA + 3.75%)	2/1/2028	8,640,009	8,646,024	7,651,808	1.5%
Petco Health and Wellness Company Inc (4)(6)	Specialty Retail	7.81% (S +CSA + 3.25%)	3/3/2028	4,000,000	3,741,500	3,695,360	0.7%
Plano Holdco, Inc. (8)	Diversified Financial Services	7.80% (S + 3.50%)	8/30/2031	4,987,500	4,965,880	4,750,594	0.9%
Pluto Acquisition I, Inc. (6)	Healthcare Providers and Services	9.82% (S + 5.50%)	6/20/2028	1,331,311	1,331,311	1,351,280	0.3%
PMHC II Inc. (6)(8)	Chemicals	8.64% (S +CSA + 4.25%)	4/23/2029	10,860,007	10,717,984	9,512,280	1.9%
Precisely Software Incorporated (6)(8)	IT Services	8.54% (S +CSA + 4.00%)	4/24/2028	10,609,655	10,594,986	10,100,391	2.0%
Pretium PKG Holdings, Inc.	Containers and Packaging	9.26% (S + 5.00% incl. 1.25% PIK)	10/2/2028	1,530,506	1,492,687	1,531,325	0.3%
Pretium PKG Holdings, Inc. (6)(7)	Containers and Packaging	8.86% (S + 4.60% incl. 0.70% PIK)	10/2/2028	5,620,441	5,590,259	2,739,965	0.5%
Project Alpha Intermediate Holding, Inc. (6)(8)	Software	7.55% (S + 3.25%)	10/26/2030	7,885,400	7,798,151	7,931,411	1.6%
PROOFPOINT INC (8)	Software	7.33% (S + 3.00%)	8/31/2028	3,979,849	3,977,515	3,986,973	0.8%
PT Intermediate Holdings III, LLC (7)	Machinery	9.30% (S + 5.00% incl. 1.75% PIK)	4/9/2030	9,878,494	9,830,326	9,852,082	2.0%
PVKG Investment Holdings Inc. (6)(7)	IT Services	8.61% (S + 4.25%)	6/4/2030	1,737,165	1,705,036	1,072,699	0.2%
Radiology Partners Inc (6)(8)	Healthcare Providers and Services	8.80% (S + 4.50%)	6/25/2032	8,000,000	7,920,000	7,945,000	1.6%
RC Buyer, Inc. (8)	Auto Components	7.94% (S +CSA + 3.50%)	7/28/2028	2,010,009	2,008,827	1,971,296	0.4%
RealPage, Inc. (6)	Real Estate Management and Development	8.05% (S + 3.75%)	4/24/2028	5,985,000	5,961,090	6,002,027	1.2%
RealTruck Group, Inc.	Auto Components	9.44% (S +CSA + 5.00%)	1/31/2028	1,975,000	1,943,509	1,806,138	0.4%
RealTruck Group, Inc. (6)	Auto Components	8.19% (S +CSA + 3.50%)	1/20/2028	6,803,050	6,802,403	6,115,091	1.2%
Recovery Solutions Parent, LLC	Healthcare Providers and Services	11.80% (S + 7.50/S + 8.50% incl. 5.00% PIK)	1/28/2030	2,378,029	2,378,029	2,360,193	0.5%
Red Planet Borrower, LLC (6)(8)	Internet Software and Services	9.58% (S + 5.25%)	10/2/2028	2,593,500	2,525,291	2,609,165	0.5%
Red Planet Borrower, LLC (6)(8)	Internet Software and Services	8.18% (S +CSA + 3.75%)	10/2/2028	10,407,801	10,349,952	10,302,630	2.0%
Redstone Holdco 2 LP (6)(7)	IT Services	9.29% (S +CSA + 4.75%)	4/14/2028	4,892,258	4,876,494	2,666,281	0.5%
Renaissance Holding Corp. (6)(8)	Software	8.28% (S + 4.00%)	4/5/2030	11,556,799	11,442,354	10,527,493	2.1%
Rocket Software, Inc. (6)(8)	Software	8.58% (S + 4.25%)	11/28/2028	12,167,970	11,985,508	12,209,949	2.4%
Rohm Holding GmbH (4)(6)(7)	Chemicals	9.74% (S + 5.50% incl. 0.25bp PIK)	1/31/2029	8,645,527	8,541,062	8,353,740	1.7%
Rohm Holding GmbH (4)(8)	Chemicals	9.74% (S + 5.50% incl. 0.25bp PIK)	1/31/2029	1,978,349	1,975,049	1,911,580	0.4%
Ryan, LLC (7)	Professional Services	7.83% (S + 3.50%)	11/8/2030	5,335,052	5,258,116	5,348,816	1.1%
Sitel Group (4)	IT Services	8.19% (S +CSA + 3.75%)	8/28/2028	2,969,152	2,376,620	1,643,396	0.3%
Solina Group Services SAS (4)(8)	Food products	7.57% (S + 3.25%)	3/12/2029	1,995,000	1,995,000	2,009,035	0.4%
Sovos Compliance, LLC (7)	Software	8.33% (S + 4.00%)	8/13/2029	3,863,530	3,863,084	3,887,137	0.8%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of June 30, 2025

(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Specialty Building Products Holdings, LLC (6)(7)(8)	Building Products	8.18% (S +CSA + 3.75%)	10/5/2028	9,675,000	9,669,121	9,269,859	1.8%
Star Holding LLC (8)	Energy Equipment and Services	8.83% (S + 4.50%)	7/31/2031	3,970,000	3,978,864	3,795,082	0.8%
Starlight Parent LLC (8)	Software	8.26% (S + 4.00%)	4/16/2032	4,000,000	3,883,307	3,920,840	0.8%
Stepstone Group MidCo 2 GmbH, The (4)(6)(8)	Interactive Media Services	8.63% (S + 4.50%)	12/4/2031	10,000,000	9,904,394	9,725,000	1.9%
Summer BC Holdco B LLC (4)(6)(7)(8)	Media	9.56% (S +CSA + 5.00%)	2/12/2029	11,734,274	11,676,594	11,807,613	2.3%
Tank Holding Corp.	Containers and Packaging	10.18% (S +CSA + 5.75%)	3/31/2028	2,449,495	2,416,349	2,336,965	0.5%
Tank Holding Corp.	Containers and Packaging	10.43% (S +CSA + 6.00%)	3/31/2028	2,052,750	2,026,312	1,954,608	0.4%
Tank Holding Corp.	Containers and Packaging	10.42% (S +CSA + 6.00%)	3/31/2028	889,793	878,766	847,252	0.2%
TCP Sunbelt Acquisition Co. (6)(8)	Electronic Equipment, Instruments and Components	8.58% (S + 4.25%)	10/16/2031	9,950,000	9,922,214	9,987,313	2.0%
The E.W. Scripps Company (4)(6)	Media	10.18% (S +CSA + 5.75%)	6/30/2028	5,806,440	5,432,206	5,641,914	1.1%
Thryv, Inc. (4)(6)	Professional Services	11.08% (S + 6.75%)	5/1/2029	5,600,000	5,554,837	5,631,528	1.1%
TMC Buyer, Inc. (6)(8)	Construction and Engineering	9.03% (S + 5.00%)	11/1/2030	6,571,875	6,527,192	6,600,283	1.3%
Tosca Services, LLC (8)	Containers and Packaging	9.82% (S + 5.50%)	11/30/2028	1,372,991	1,372,991	1,398,735	0.3%
Tosca Services, LLC (6)	Containers and Packaging	9.17% (S + CSA + 4.75% incl. 3.25% PIK)	11/30/2028	6,967,041	6,937,800	6,268,595	1.2%
Transnetwork LLC (7)	Diversified Financial Services	9.05% (S + 4.75%)	12/29/2030	5,122,000	5,049,178	5,144,434	1.0%
U.S. Renal Care, Inc. (6)(7)(8)	Healthcare Providers and Services	9.44% (S +CSA + 5.00%)	6/20/2028	7,718,802	7,657,294	7,326,417	1.5%
Univision Communications Inc (8)	Media	8.55% (S + 4.25%)	6/25/2029	1,989,744	1,975,393	1,986,431	0.4%
US Fertility Enterprises, LLC (6)(8)	Healthcare Providers and Services	8.80% (S + 4.50%)	10/11/2031	4,758,696	4,716,174	4,794,386	0.9%
US Fertility Enterprises, LLC (6)(8)	Healthcare Providers and Services	8.82% (S + 4.50%)	10/10/2031	217,391	215,416	219,022	0.0%
US Radiology Specialists, Inc. (6)(8)	Healthcare Providers and Services	9.05% (S + 4.75%)	12/15/2027	12,388,094	12,348,075	12,430,709	2.5%
USIC Holdings, Inc. (7)	Construction and Engineering	9.83% (S + 5.50%)	9/10/2031	2,516,354	2,494,633	2,506,792	0.5%
USIC Holdings, Inc. (7)(18)	Construction and Engineering	9.83% (S + 5.50%)	9/10/2031	50,377	50,377	50,273	0.0%
USIC Holdings, Inc. (7)(19)	Construction and Engineering	9.58% (S + 5.25%)	9/10/2031	147,142	147,142	146,949	0.0%
Veracode (6)(8)	Software	8.88% (S +CSA + 4.50%)	4/20/2029	8,558,000	8,535,376	5,818,370	1.2%
Verifone Systems Inc (6)	Commercial Services and Supplies	10.21% (S +CSA + 5.50%)	8/18/2028	8,128,384	8,128,384	7,628,489	1.5%
Vocus Group (4)(8)	Diversified Telecommunication Services	8.09% (S +CSA + 3.50%)	7/20/2028	1,945,000	1,934,232	1,955,542	0.4%
WarHorse Gaming, LLC	Hotels, Restaurants and Leisure	13.48% (S +CSA + 9.25%)	6/30/2028	4,952,519	4,793,182	5,163,001	1.0%
Waterbridge NDB Operating LLC (6)(8)	Energy Equipment and Services	8.30% (S + 4.00%)	5/10/2029	9,925,000	9,920,949	9,937,406	2.0%
Watlow Electric Manufacturing Company (8)	Electrical Equipment	7.28% (S + 3.00%)	3/2/2028	3,748,571	3,748,028	3,765,964	0.7%
Xplor T1, LLC (7)	Professional Services	7.80% (S + 3.50%)	6/24/2031	7,195,625	7,166,267	7,222,609	1.4%
Zayo Group Holdings, Inc. (6)(8)	Diversified Telecommunication Services	8.58% (S + 4.25%)	3/9/2027	4,956,463	4,747,135	4,773,173	0.9%
Zayo Group Holdings, Inc. (6)	Diversified Telecommunication Services	7.44%(S+CSA+3.00%)	3/9/2027	3,000,000	2,886,827	2,861,385	0.6%
Total First Lien Senior Secured				1,162,089,663	1,152,451,190	1,104,986,930	218.7%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of June 30, 2025

(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Second Lien Senior Secured(2)
American Rock Salt Company LLC	Metals and Mining	11.84% (S +CSA + 7.25%)	6/4/2029	2,750,000	2,766,809	2,034,999	0.4%
ARC Falcon I Inc. (8)	Chemicals	11.43% (S +CSA + 7.00%)	9/24/2029	2,427,315	2,350,770	2,354,495	0.5%
Aruba Investments, Inc. (6)(8)	Chemicals	12.18% (S +CSA + 7.75%)	10/27/2028	3,350,000	3,324,989	3,168,547	0.6%
Asurion, LLC (6)(8)	Insurance	9.69% (S +CSA + 5.25%)	1/19/2029	9,000,000	8,875,678	8,373,510	1.6%
Barracuda Networks, Inc.	Software	11.28% (S + 7.00%)	8/15/2030	4,000,000	3,894,964	2,485,000	0.5%
Delta Topco, Inc. (6)	IT Services	9.57% (S + 5.25%)	12/24/2030	4,500,000	4,481,305	4,532,333	0.9%
Edelman Financial Engines Center, LLC, The (8)	Diversified Financial Services	9.58% (S + 5.25%)	10/20/2028	2,500,000	2,495,813	2,513,438	0.5%
Ellucian Holdings Inc.	Software	9.08% (S + 4.75%)	11/15/2032	2,000,000	1,996,120	2,045,000	0.4%
First Brands Group, LLC	Auto Components	13.04% (S +CSA + 8.50%)	3/24/2028	3,000,000	2,989,791	2,715,000	0.5%
Flash Charm, Inc.	IT Services	11.18% (S +CSA + 6.75%)	2/5/2029	3,353,659	3,365,593	2,976,372	0.6%
Gainwell Acquisition Corp.	Healthcare Providers and Services	12.38% (S +CSA + 8.00%)	10/2/2028	2,400,000	2,292,107	2,028,000	0.4%
Gainwell Acquisition Corp.	Healthcare Providers and Services	12.38% (S +CSA + 8.00%)	10/2/2028	3,000,000	2,971,024	2,535,000	0.5%
Help/Systems Holdings, Inc.	Software	11.13% (S +CSA + 6.75%)	11/19/2027	3,656,217	3,657,717	2,769,584	0.5%
Infinite Bidco, LLC (6)(8)	Electronic Equipment, Instruments and Components	11.54% (S +CSA + 7.00%)	2/24/2029	2,729,999	2,728,173	2,393,881	0.5%
Ivanti Software, Inc.	Software	11.78% (S +CSA + 7.25%)	6/1/2029	3,030,000	3,030,000	1,833,150	0.4%
Mitchell International, Inc. (6)(8)	Software	9.58% (S + 5.25%)	6/7/2032	7,500,000	7,468,674	7,408,125	1.5%
Nexus Buyer LLC	Diversified Financial Services	10.68% (S +CSA + 6.25%)	11/1/2029	5,000,000	4,961,447	4,979,450	1.0%
OneDigital Borrower LLC (8)	Insurance	9.58% (S + 5.25%)	7/2/2032	5,000,000	4,979,529	5,018,750	1.0%
Peraton Corp.	Aerospace and Defense	12.18% (S +CSA + 7.75%)	2/26/2029	2,898,876	2,939,059	2,066,899	0.4%
Pretium PKG Holdings, Inc. (6)	Containers and Packaging	11.31% (S +CSA + 6.75%)	9/30/2029	2,000,000	1,988,114	347,000	0.1%
Project Boost Purchaser, LLC (8)	Professional Services	9.55% (S + 5.25%)	7/16/2032	2,500,000	2,488,948	2,526,038	0.5%
Vision Solutions, Inc. (8)	IT Services	11.79% (S +CSA + 7.25%)	4/23/2029	5,500,000	5,449,005	5,123,030	1.0%
Total Second Lien Senior Secured				82,096,066	81,495,629	72,227,601	14.3%

Corporate Bonds
Altice Financing S.A. (4)	Diversified Telecommunication Services	5.00%	1/15/2028	3,000,000	2,737,188	2,276,250	0.5%
KOBE US Midco 2 Inc	Chemicals	9.25% Cash/10.00% PIK	11/1/2026	2,309,462	2,303,371	2,061,195	0.4%
Total Corporate Bonds				5,309,462	5,040,559	4,337,445	0.9%

Total Debt Investments				$1,249,495,191	$1,238,987,378	$1,181,551,976	233.9%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of June 30, 2025

(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
CLO Mezzanine(2)
APID 2013-12A ER (4)	Structured Note	9.92% (S + 5.40%)	4/15/2031	2,425,000	2,427,194	2,406,198	0.6%
APID 2016-24A DR (4)	Structured Note	10.33% (S +CSA + 5.80%)	10/20/2030	2,200,000	2,147,173	2,187,770	0.4%
BABSN 2022-2A ER (4)	Structured Note	11.16% (S + 6.90%)	7/15/2039	3,000,000	3,057,478	3,051,180	0.6%
CBAMR 2018-8A E1R (4)	Structured Note	11.66% (S + 7.40%)	7/15/2037	1,000,000	1,021,409	1,013,946	0.2%
CGMS 2020-2A ER (4)	Structured Note	13.07% (S + 8.53%)	1/25/2035	4,000,000	3,912,534	3,730,301	0.7%
CIFC 2023-2A E (4)	Structured Note	12.24% (S + 7.97%)	1/21/2037	2,700,000	2,764,055	2,744,500	0.5%
ELM20 2022-7A ER (4)	Structured Note	10.28% (S + 6.00%)	1/17/2037	2,400,000	2,434,177	2,393,987	0.5%
ELMW8 2021-1X ER (4)	Structured Note	10.52% (S + 6.25%)	4/20/2037	2,250,000	2,295,441	2,271,077	0.4%
GLM 2020-7A FR (4)	Structured Note	12.28% (S + 7.75%)	4/20/2034	2,000,000	1,918,473	1,968,584	0.4%
GLM 2021-9A FR (4)	Structured Note	12.73% (S + 8.46%)	4/20/2037	3,000,000	2,918,249	2,990,958	0.6%
GOST 2024-1A E (4)	Structured Note	10.77% (S + 6.50%)	4/20/2033	2,500,000	2,500,000	2,500,000	0.5%
HLM 2023-18A E (4)	Structured Note	13.24% (S + 8.97%)	7/20/2036	3,400,000	3,540,106	3,436,967	0.7%
MORGN 2020-6A F (4)	Structured Note	12.58% (S + 8.04%)	10/23/2034	2,800,000	2,740,057	2,701,173	0.5%
THAYR 2017-1A ER (4)	Structured Note	13.40% (S +CSA + 8.87%)	4/20/2034	1,300,000	1,270,789	1,201,913	0.2%
Total CLO Mezzanine				34,975,000	34,947,135	34,598,554	6.8%

CLO Equity
BABSN 2018-4A SUB (4)	Structured Subordinated Note	NA	10/15/2030	4,000,000	1,249,520	1,221,497	0.2%
DRSLF 2020-86A SUB (4)	Structured Subordinated Note	NA	7/17/2030	6,000,000	3,551,498	1,771,515	0.4%
HLM 12A-18 SUB (4)	Structured Subordinated Note	NA	7/18/2031	7,500,000	42,659	48,000	0.0%
LNGPT 2017-1A SUB (4)	Structured Subordinated Note	NA	1/17/2030	6,358,000	2,094,548	1,124,344	0.2%
REG12 2019-1A SUB (4)	Structured Subordinated Note	NA	10/15/2032	6,000,000	3,159,484	2,952,849	0.6%
SPEAK 2017-4A SUB (4)	Structured Subordinated Note	NA	10/26/2034	5,000,000	1,904,457	974,308	0.2%
STRAS 2021-1A SUB (4)	Structured Subordinated Note	NA	12/29/2029	2,000,000	-	4,200	0.0%
Total CLO Equity				36,858,000	12,002,166	8,096,713	1.6%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of June 30, 2025

(Unaudited)

		Number of Shares	Cost	Fair Value	Percentage of Net Assets
Equity Investments
Aimbridge Acquisition Co., Inc. (6)(8)	Hotels, Restaurants and Leisure	70,561	4,657,026	4,586,465	0.9%
Mitel Networks	Diversified Telecommunication Services	3,061	30,610	7,683	0.0%
New WPCC Parent, LLC (6)	Healthcare Providers and Services	62,372	23,390	31,186	0.0%
New WPCC Parent, LLC	Healthcare Providers and Services	59,068	699,109	354,408	0.1%
PVKG Investments Holdings Inc	IT Services	89,288	1,258,194	357,152	0.1%
Recovery Solutions Parent, LLC (6)	Healthcare Providers and Services	98,983	2,229,831	1,435,254	0.3%
Total Equity Investments		383,333	8,898,160	6,772,148	1.4%

Total Equity and Other Investments		72,216,333	$55,847,461	$49,467,415	9.8%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of June 30, 2025

(Unaudited)

	Number of Shares	Cost	Fair Value	Percentage of Net Assets
Short-Term Investments
Fidelity Investments Money Market Government Portfolio - Institutional Class, 4.27% (6)(7)(10)	27,287,786	27,287,786	27,287,786	5.4%
Morgan Stanley Liquidity Funds US Dollar Treasury Liquidity Fund - Institutional Class, 4.16% (8)(10)	21,485,627	21,485,627	21,485,627	4.2%
Total Short-Term Investments	48,773,413	48,773,413	48,773,413	9.6%
Total Investments	$1,370,484,937	$1,343,608,252	$1,279,792,804	253.3%
Liabilities in Excess of Other Assets			(774,579,364)	(153.3)%
Net Assets			$505,213,440	100.0%

(1)
The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(2)
Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), the Secured Overnight Financing Rate (“SOFR” or “S”), SOFR + Credit Spread Adjustment (S+CSA), where the Credit Spread Adjustment is a defined additional spread amount based on the tenor of SOFR the borrower selects, the Euro Interbank Offered Rate (“Euribor” or “E”), the U.S. Prime Rate (“P”), or an alternate base rate (which can include the Federal Funds Effective Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. For the holdings as of June 30, 2025 that have S+CSA as the base rate, the credit spread adjustment ranges from 0.1 bps to 43 bps.
(3)
As of June 30, 2025, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
(4)
Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2025, 16.6% of the Company’s total assets were in non-qualifying investments.
(5)
As of June 30, 2025, the tax cost of the Company’s investments approximates their amortized cost.
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
(9)
Loan was on non-accrual status as of June 30, 2025.
(10)
7-day effective yield as of June 30, 2025.
(11)
Of the $1,197,934 commitment to Dwyer Instruments, LLC, $1,032,321 was unfunded as of June 30, 2025.
(12)
Of the $472,973 commitment to Enverus Holdings, $438,758 was unfunded as of June 30, 2025.
(13)
Of the $4,439,672 commitment to Galway Borrower, LLC, $3,719,452 was unfunded as of June 30, 2025.
(14)
Of the $559,500 commitment to Galway Borrower, LLC, $383,991 was unfunded as of June 30, 2025.

(15)
Of the $4,989,149 commitment to Majco, LLC, $1,172,695 was unfunded as of June 30, 2025.
(16)
Of the $636,370 commitment to MRI Software, LLC, $601,016 was unfunded as of June 30, 2025.
(17)
Of the $4,979,078 commitment to Patriot Growth Insurance Services LLC, $787,710 was unfunded as of June 30, 2025.
(18)
Of the $148,920 commitment to USIC Holdings, Inc., $98,543 was unfunded as of June 30, 2025.
(19)
Of the $321,873 commitment to USIC Holdings, Inc., $174,731 was unfunded as of June 30, 2025.

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

The Company’s investment objective is to maximize total return, comprised of current income and capital appreciation. The Company’s current investment focus is guided by two strategies that facilitate its investment opportunities and core competencies: (1) investing in corporate debt securities and, to a lesser extent, (2) investing in collateralized loan obligation (“CLO”) structured credit funds that typically own corporate debt securities, including the equity and junior debt tranches of CLOs. To a limited extent, the Company may enter into derivatives transactions, which may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of the Company’s portfolio positions from changes in currency exchange rates and market interest rates or to earn income and enhance the Company’s total returns. The Company may receive or purchase warrants or rights to acquire equity or other securities in connection with making a debt investment in a company. During the six months ended June 30, 2025 and the years ended December 31, 2024 and 2023, the Company did not invest in any derivative contracts.

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

Debt Issuance Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs. These expenses are deferred and amortized over the life of the related debt instrument. Debt issuance costs are presented on the consolidated statements of assets and liabilities as a direct deduction from the debt liability. In circumstances in which there is not an associated debt liability amount recorded in the consolidated financial statements when the debt issuance costs are incurred, such debt issuance costs will be reported on the consolidated statements of assets and liabilities as an asset until the debt liability is recorded. As of June 30, 2025, the balance of debt issuance costs was $(0.3) million, representing deferred financing costs of $6.3 million less accrued interest of $6.6 million, included in BoA Credit Facility, WF Credit Facility and CLO Transaction (each as defined below), and is presented on a net basis of $461.1 million for the BoA and WF Credit Facilities and $302.2 million for the CLO Transaction on the consolidated statements of assets and liabilities. As of December 31, 2024, the balance of debt issuance costs was $(1.1) million, representing deferred financing costs of $7.1 million less accrued interest of $8.2 million, included in BoA Credit Facility, WF Credit Facility, and CLO Transaction (each as defined below), and is presented on a net basis of $501.7 million for the BoA Credit Facility and WF Credit Facility and $302.5 million for the CLO Transaction on the consolidated statements of assets and liabilities.

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

Basis of Consolidation

As provided under ASC 946, the Company will generally not consolidate its investment in a company other than a substantially wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly owned investment company subsidiaries (PS BDC Funding, PS BDC Funding II, Palmer Square BDC CLO 1, Ltd., and Palmer Square BDC CLO 1, LLC) in its consolidated financial statements.

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

A loan may be taken off non-accrual status if past due payments are made, and if management determines the issuer is likely to remain current on future payments. Management may make exceptions to this policy if the loan has sufficient collateral value or is in the process of collection. Management may also leave a loan on accrual status while actively seeking recovery of past due payment. As of June 30, 2025, the Company had one loan on non-accrual status. As of June 30, 2025, loans on non-accrual status represented 0.19% of the total investments at fair value (or 0.27% at amortized cost). As of December 31, 2024, the Company had two loans on non-accrual status. As of December 31, 2024, loans on non-accrual status represented 0.08% of the total investments at fair value (or 0.46% at amortized cost).

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

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Ammortized Cost	Fair Value	Ammortized Cost	Fair Value
First-lien senior secured debt	$1,152,451,190	$1,104,986,930	$1,243,362,037	$1,206,603,630
Second-lien senior secured debt	81,495,629	72,227,601	84,821,531	77,650,130
Corporate Bonds	5,040,559	4,337,445	4,883,315	4,214,315
CLO Mezzanine	34,947,135	34,598,554	37,827,370	38,147,753
CLO Equity	12,002,166	8,096,713	13,029,085	10,003,685
Equity	8,898,160	6,772,148	1,258,194	1,081,497
Short-term investments	48,773,413	48,773,413	69,429,935	69,429,935
Total Investments	$1,343,608,252	$1,279,792,804	$1,454,611,467	$1,407,130,945

As of June 30, 2025, approximately 17.3% of the long-term investment portfolio at amortized cost and 17.7% of the long-term investment portfolio measured at fair value, respectively, were invested in non-qualifying assets. As of December 31, 2024, approximately 17.8% of the long-term investment portfolio at amortized cost and 18.1% of the long-term investment portfolio measured at fair value, respectively, were invested in non-qualifying assets. With respect to the Company’s total assets, 16.6% and 17.0% of the Company’s total assets were in non-qualifying assets as defined by Section 55(a) of the 1940 Act as of June 30, 2025 and December 31, 2024, respectively.

The industry composition of investments based on fair value, as a percentage of total investments at fair value, as of June 30, 2025 and December 31, 2024 was as follows:

	June 30, 2025	December 31, 2024
Software	10.9%	10.2%
Healthcare Providers and Services	9.5%	9.4%
Professional Services	7.7%	7.7%
IT Services	6.3%	6.7%
Chemicals	5.5%	5.1%
Construction and Engineering	4.6%	4.5%
Diversified Financial Services	4.6%	3.9%
Insurance	4.2%	5.0%
Short-Term Investments	3.8%	4.9%
Independent Power and Renewable Electricity Producers	3.7%	3.3%
Electronic Equipment, Instruments and Components	3.1%	2.8%
Hotels, Restaurants and Leisure	2.9%	3.1%
Media	2.7%	3.1%
Structured Note	2.7%	2.7%
Auto Components	2.4%	2.2%
Internet Software and Services	2.3%	1.9%
Food Products	2.1%	1.9%
Containers and Packaging	2.1%	1.5%
Building Products	2.0%	1.9%
Machinery	1.8%	1.8%
Metals and Mining	1.4%	1.4%
Interactive Media Services	1.3%	0.7%
Diversified Consumer Services	1.2%	2.6%
Commercial Services and Supplies	1.1%	0.6%
Energy Equipment and Services	1.1%	1.7%
Diversified Telecommunication Services	0.9%	2.2%
Household Durables	0.9%	0.2%
Industrial Conglomerates	0.9%	0.7%
Real Estate Management and Development	0.8%	0.6%
Aerospace and Defense	0.8%	0.7%
Healthcare Equipment and Supplies	0.7%	0.6%
Road and Rail	0.7%	0.6%
Specialty Retail	0.7%	0.5%
Pharmaceuticals	0.7%	0.6%
Structured Subordinated Note	0.6%	0.7%
Automotive	0.6%	—
Electrical Equipment	0.4%	0.7%
Entertainment	0.2%	—
Construction Materials	0.1%	—
Wireless Telecommunication Services	—	0.7%
Electric Utilities	—	0.6%
Total	100.0%	100.0%

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

Investments in private investment companies measured based upon NAV as a practical expedient to determine fair value are not required to be categorized in the fair value hierarchy. As of June 30, 2025 and as of December 31, 2024, there were no investments accounted for using the practical expedient.

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

The following table presents the fair value hierarchy of investments as of June 30, 2025:

	Fair Value Hierarchy as of June 30, 2025
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$—	$1,104,986,930	$—	$1,104,986,930
Second-lien senior secured debt	—	72,227,601	—	72,227,601
Corporate Bonds	—	4,337,445	—	4,337,445
CLO Mezzanine	—	34,598,554	—	34,598,554
CLO Equity	—	8,096,713	—	8,096,713
Equity	—	6,772,148	—	6,772,148
Short Term Investments	48,773,413	—	—	48,773,413
Total Investments	$48,773,413	$1,231,019,391	$—	$1,279,792,804

The following table presents the fair value hierarchy of investments as of December 31, 2024:

	Fair Value Hierarchy as of December 31, 2024
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$—	$1,206,603,630	$—	$1,206,603,630
Second-lien senior secured debt	—	77,650,130	—	77,650,130
Corporate Bonds	—	4,214,315	—	4,214,315
CLO Mezzanine	—	38,147,753	—	38,147,753
CLO Equity	—	10,003,685	—	10,003,685
Equity	—	1,081,497	—	1,081,497
Short Term Investments	69,429,935	—	—	69,429,935
Total Investments	$69,429,935	$1,337,701,010	$—	$1,407,130,945

The following table shows the changes in the fair value of our Level 3 investments during the six months ended June 30, 2025. The Company did not hold any Level 3 positions at the year ended December 31, 2024.

Equity
Fair value, beginning of period	$—
Purchases of investments, net	6,886,857
Proceeds from principal payments and sales of investments, net	—
Net change in unrealized gain (loss)	(865,138)
Net accretion of discount on investments	—
Transfers into (out of) Level 3	(6,021,719)
Fair value, end of period	$—

For the six months ended June 30, 2025, two equity investments were transferred out of Level 3 and into Level 2 of the fair value hierarchy as a result of changes in the observability of significant inputs for the portfolio companies. There were no transfers to or from Level 3 investments for the year ended December 31, 2024.

Debt Not Carried at Fair Value

The fair value of the BoA Credit Facility, WF Credit Facility and CLO Transaction, which would be categorized as Level 3 within the fair value hierarchy as of June 30, 2025, approximates their respective carrying values because the BoA Credit Facility, WF Credit Facility and CLO Transaction each have variable interest based on selected short-term rates.

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, BDCs are permitted to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 150% after such borrowing. As of June 30, 2025, the Company’s asset coverage ratio was 166%.

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

Debt obligations under the BoA Credit Facility consisted of the following as of June 30, 2025:

	June 30, 2025
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
BoA Credit Facility	$525,000,000	$308,625,850	$216,374,150	$305,843,823
Total debt	$525,000,000	$308,625,850	$216,374,150	$305,843,823

(1)
The amount available reflects any limitations related to the BoA Credit Facility’s borrowing base.
(2)
The carrying value of the BoA Credit Facility is presented net of deferred financing costs of $2.9 million and accrued interest of $82.1 thousand.

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

Average debt outstanding under the BoA Credit Facility during the six months ended June 30, 2025 and the year ended December 31, 2024, was $331.6 million $479.1 million, respectively.

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

For the three and six months ended June 30, 2025 and 2024, the components of interest expense with respect to the BoA Credit Facility were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Interest expense	$4,917,607	$9,554,544	$10,205,886	$19,685,201
Amortization of debt issuance costs	270,647	270,636	538,320	436,236
Total interest expense	$5,188,254	$9,825,180	$10,744,206	$20,121,437
Average interest rate	5.73%	6.72%	5.73%	6.73%

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

Debt obligations under the WF Credit Facility consisted of the following as of June 30, 2025:

	June 30, 2025
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
WF Credit Facility	$175,000,000	$154,279,239	$20,720,761	$155,214,583
Total debt	$175,000,000	$154,279,239	$20,720,761	$155,214,583

(1)
The amount available reflects any limitations related to the WF Credit Facility’s borrowing base.
(2)
The carrying value of the WF Credit Facility is presented net of deferred financing costs of $1.7 million and accrued interest of $2.7 million.

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

Average debt outstanding under the WF Credit Facility during the six months ended June 30, 2025 and the year ended December 31, 2024 was $155.1 million and $139.1 million, respectively.

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

For the three and six months ended June 30, 2025 and 2024, the components of interest expense with respect to the WF Credit Facility were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Interest expense	$2,692,429	$2,754,510	$5,392,344	$5,513,053
Amortization of debt issuance costs	124,029	124,029	246,696	248,059
Total interest expense	$2,816,458	$2,878,539	$5,639,040	$5,761,112
Average interest rate	6.82%	7.82%	6.83%	7.82%

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

The following table presents information on the Notes issued in the CLO Transaction as of June 30, 2025:

		June 30, 2025
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

For the three and six months ended June 30, 2025 and 2024, the components of interest expense with respect to the Notes were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Interest expense	$4,536,907	$2,278,665	$9,093,757	$2,278,665
Amortization of debt issuance costs	34,755	14,644	69,128	14,644
Total interest expense	$4,571,662	$2,293,309	$9,162,885	$2,293,309
Average interest rate	5.99%	7.01%	6.03%	7.01%

Note 7. Share Transactions

Offering Proceeds

During the six months ended June 30, 2025 and 2024, the Company issued and sold 32,662 shares at an aggregate purchase price of $0.5 million and 5,485,963 shares at an aggregate purchase price of $90.2 million, respectively. These amounts include shares issued in reinvestment.

Distribution Reinvestment Plan

The Company has adopted a dividend reinvestment plan that provides for reinvestment of its dividends and other distributions on behalf of the Company’s stockholders, unless a stockholder elects to receive cash. As a result, if the Company’s Board authorizes, and the Company declares, a cash dividend or other distribution, then stockholders who do not “opt out” of the Company’s dividend reinvestment plan will have their cash dividends and distributions (net of withholding tax, if any) automatically reinvested in additional shares of the Company’s common stock, rather than receiving cash dividends and distributions.

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

For the six months ended June 30, 2025, the Company issued 32,662 shares of its common stock pursuant to the Company dividend reinvestment plan.

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

For the six months ended June 30, 2025, the Company repurchased 413,444 shares of its common stock pursuant to the Company Rule 10b5-1 Repurchase Plan and Extended Company Rule 10b5-1 Stock Repurchase Plan.

PSCM Rule 10b5-1 Stock Purchase Plan

In addition, PSCM agreed to purchase up to $5 million in the aggregate of shares of the Company’s common stock in the open market within one year of the IPO date if the Company’s shares of common stock trade below a specific level of NAV per share following the IPO. Concurrently with the closing of the IPO, PSCM entered into a share purchase plan (the “PSCM Rule 10b5-1 Stock Purchase Plan”) to permit the purchase of up to $2.5 million shares of the Company’s common stock, in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act. The PSCM Rule 10b5-1 Stock Purchase Plan commenced on April 22, 2024 and terminated upon the effectiveness of the Extended PSCM Rule 10b5-1 Stock Purchase Plan (as defined below).

On April 22, 2025, PSCM entered into a share purchase plan (the “Extended PSCM Rule 10b5-1 Stock Purchase Plan”) to acquire up to $2.5 million in the aggregate of shares of the Company’s common stock less any purchases made pursuant to the PSCM Rule 10b5-1 Stock Purchase Plan, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The Extended PSCM Rule 10b5-1 Stock Purchase Plan commenced on May 22, 2025 and will terminate upon the earliest to occur of (i) 12 months from the commencement of the Extended PSCM Rule 10b5-1 Stock Purchase Plan, (ii) the end of the trading day on which the aggregate purchase price for all shares purchased under the Extended PSCM Rule 10b5-1 Stock Purchase Plan equals $2.5 million less any purchases made pursuant to the PSCM Rule 10b5-1 Stock Purchase Plan and (iii) the occurrence of certain other events described in the Extended PSCM Rule 10b5-1 Stock Purchase Plan.

The PSCM Rule 10b5-1 Stock Purchase Plan and Extended PSCM Rule 10b5-1 Stock Purchase Plan are intended to allow PSCM to purchase shares of the Company’s common stock at times when it otherwise might be prevented from doing so under insider trading laws. The PSCM Rule 10b5-1 Stock Purchase Plan and Extended PSCM Rule 10b5-1 Stock Purchase Plan will require PSCM’s agent to purchase shares of common stock on PSCM’s behalf when the market price per share of the Company’s common stock is trading below the most recently reported NAV per share of common stock. Under the PSCM Rule 10b5-1 Stock Purchase Plan and Extended PSCM Rule 10b5-1 Stock Purchase Plan, the agent will increase the volume of purchases made as the price of the Company’s common stock declines, subject to volume restrictions.

The purchase of shares pursuant to the PSCM Rule 10b5-1 Stock Purchase Plan and Extended PSCM Rule 10b5-1 Stock Purchase Plan are intended to satisfy the conditions of Rule 10b5-1 and Rule 10b-18 under the Exchange Act, and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances.

For the six months ended June 30, 2025, PSCM purchased 21,573 shares of the Company’s common stock pursuant to the PSCM Rule 10b5-1 Stock Purchase Plan and Extended PSCM Rule 10b5-1 Stock Purchase Plan.

Note 8. Dividends and Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table summarizes the Company’s dividend declarations and distributions during the six months ended June 30, 2025:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
2/27/2025	3/28/2025	4/10/2025	$0.360	$11,714,851	12,507	$161,965	(1)
3/24/2025	3/28/2025	4/10/2025	0.030	976,238	1,042	13,497	(1)
5/7/2025	6/27/2025	7/14/2025	0.360	11,600,374	—	—
6/23/2025	6/27/2025	7/14/2025	0.060	1,933,396	—	—
(1)
In accordance with the Company’s dividend reinvestment plan, 13,549 shares of the Company’s stock were purchased in the open market at an average price of $12.95 and such shares were allocated to stockholders of the Company participating in the dividend reinvestment plan.

The following table summarizes the Company’s dividend declarations and distributions during the year ended December 31, 2024:

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

Note 9. Commitments and Contingencies

As of June 30, 2025 and December 31, 2024, the Company had an aggregate of $15.7 million and $21.6 million, respectively, of unfunded commitments to provide debt financing to its portfolio companies. As of each of June 30, 2025 and December 31, 2024, there were no capital calls or draw requests made by the portfolio companies to fund these commitments. Such commitments are generally up to the Company’s discretion to approve or are subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the composition of the unfunded commitments as of June 30, 2025 is shown in the table below:

	Expiration Date (1)	As of June 30, 2025
American Rock Salt Company LLC	9/19/2026	$571,091
Aptean Inc	1/30/2031	528,261
B'laster Holdings, LLC	10/25/2025	466,666
Dwyer Instruments, LLC	11/20/2026	492,210
Dwyer Instruments, LLC	7/21/2029	1,032,321
Enverus Holdings, Inc.	12/22/2025	118,108
Enverus Holdings, Inc.	12/24/2029	438,758
Galway Borrower LLC	2/7/2026	3,719,452
Galway Borrower LLC	9/30/2028	383,991
GC Ferry Acquisition Inc	7/31/2027 (2)	1,020,833
Logrhythm, Inc.	7/2/2029	636,364
Majco LLC	3/11/2027	1,172,695
Minotaur Acquisition, Inc.	5/10/2026	1,162,791
Minotaur Acquisition, Inc.	5/10/2030	697,674
MRI Software LLC	2/10/2027	601,016
Optimizely North America Inc.	10/30/2031	458,333
Patriot Growth Insurance Services, LLC	11/17/2025	787,710
PT Intermediate Holdings III, LLC	4/8/2026	686,119
TMC Buyer, Inc.	11/1/2026	416,667
USIC Holdings, Inc.	9/10/2026	98,543
USIC Holdings, Inc.	9/10/2031	174,731
Total unfunded commitments		$15,664,334

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)
Date estimated based on an expected closing date of July 31, 2025.

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

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2025, management is not aware of any pending or threatened litigation.

Note 10. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of each of June 30, 2025 and June 30, 2024, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of common stock for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net increase (decrease) in net assets resulting from operations	$7,169,976	$5,312,813	$(1,219,235)	$28,192,953
Weighted average shares of common stock outstanding - basic and diluted	32,349,999	32,569,280	32,475,330	32,081,916
Earnings (loss) per share of common stock - basic and diluted	$0.22	$0.16	$(0.04)	$0.88

Note 11. Financial Highlights

The following per share of common stock data has been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended
	June 30,
	2025	2024
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$16.50	$17.04

Results of Operations:
Net Investment Income(1)	0.82	1.00
Net Realized and Unrealized Gain (Loss) on Investments(4)	(0.83)	(0.23)
Net Increase (Decrease) in Net Assets Resulting from Operations	(0.01)	0.77

Distributions to Common Stockholders
Distributions from Net Investment Income	(0.81)	(0.96)
Net Decrease in Net Assets Resulting from Distributions	(0.81)	(0.96)

Net Asset Value, End of Period	$15.68	$16.85

Shares Outstanding, End of Period	32,218,966	32,567,405

Ratio/Supplemental Data
Net assets, end of period	$505,213,440	$548,790,231
Weighted-average shares outstanding	32,475,330	32,081,916
Total Return(3)	0.78%	4.73%
Portfolio turnover	15%	17%
Ratio of operating expenses to average net assets without waiver(2)	13.85%	14.28%
Ratio of operating expenses to average net assets with waiver(2)	13.85%	14.26%
Ratio of net investment income (loss) to average net assets without waiver(2)	10.25%	11.64%
Ratio of net investment income (loss) to average net assets with waiver(2)	10.25%	11.66%

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

Distributions

On July 14, 2025, the Company paid a distribution in the amount of $13,533,770, or $0.42 per share, to shareholders on record as of June 27, 2025.

Unfunded Capital Commitments

On July 7, 2025, $27,589.08 was paid down on the USIC Holdings Inc. facility. On July 11, 2025, $18,392.72 of the outstanding commitment to USIC Holdings Inc. was funded. On July 25, 2025, $18,392.72 was paid down on the USIC Holdings Inc. facility. On July 28, 2025, $14,714.18 was paid down on the USIC Holdings Inc. facility. The balance of the remaining unfunded commitment was $217,034.07 as of such date.

On July 17, 2025, $20,126.51 was paid down on the Enverus Holdings, Inc. facility. On July 29, 2025, $26,164.46 of the outstanding commitment to Enverus Holdings, Inc. was funded. The balance on the remaining unfunded commitment was $432,719.94 as of such date.

On July 18, 2025, $1,172,694.53 of the outstanding commitment to Majco LLC was funded. The balance of the remaining unfunded commitment was $0 as of such date.

On July 18 2025, $273,740.00 of the outstanding commitment to Patriot Growth Insurance Services, LLC was funded. The balance of the remaining unfunded commitment was $513,970 as of such date.

On July 18, 2025, $44,674.90 was paid down on the Galway Borrower LLC facility. On July 31, 2025 $30,846.96 was paid down on the Galway Borrower LLC facility. The balance of the remaining unfunded commitment was $459,513.30 as of such date.

Company Rule 10b5-1 Stock Repurchase Plan

From July 1, 2025 to August 5, 2025, the Company repurchased 93,234 shares of its common stock pursuant to the Extended Company Rule 10b5-1 Stock Repurchase Plan at an aggregate price of $1,310,461.

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

Portfolio and Investment Activity

As of June 30, 2025, our weighted average total yield to maturity of debt and income producing securities at fair value was 10.10%, and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 8.27%.

As of December 31, 2024, our weighted average total yield to maturity of debt and income producing securities at fair value was 10.65%, and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 9.06%.

As of June 30, 2025, we had 263 debt and equity investments in 206 portfolio companies with an aggregate fair value of approximately $1.2 billion.

As of December 31, 2024, we had 262 debt and equity investments in 207 portfolio companies with an aggregate fair value of approximately $1.3 billion.

Our investment activity for the three and six months ended June 30, 2025 and 2024 is presented below (information presented herein is at amortized cost unless otherwise indicated).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
New investments:
Gross investments	$92,361,724	$189,301,404	$196,684,831	$535,784,227
Less: sold investments	(133,281,726)	(140,027,013)	(277,651,090)	(209,583,349)
Total new investments	(40,920,002)	49,274,391	(80,966,259)	326,200,878

Principal amount of investments funded:
First-lien senior secured debt investments	$84,724,520	$152,521,210	$182,160,770	$464,632,921
Second-lien senior secured debt investments	4,990,000	31,427,000	4,990,000	42,224,500
Corporate bonds	1,998,573	4,095,000	1,998,573	4,095,000
Convertible bonds	—	—	—	—
Collateralized securities and structured products - debt	—	—	—	23,573,612
CLO Equity	—	—	—	—
Common stock	50,158	1,258,194	6,937,015	1,258,194
Preferred Stock	598,473	—	598,473	—
Total principal amount of investments funded	92,361,724	189,301,404	196,684,831	535,784,227

Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$125,479,304	$122,980,773	$263,482,677	$177,972,549
Second-lien senior secured debt investments	5,032,501	9,394,359	8,236,495	18,454,359
Corporate Bonds	2,005,000	—	2,005,000	—
Convertible bonds	—	—	—	—
Collateralized securities and structured products - debt	—	4,000,068	2,900,000	5,250,000
CLO Equity	764,921	3,651,813	1,026,918	7,906,441
Common Stock	—	—	—	—
Preferred Stock	—	—	—	—
Total principal amount of investments sold or repaid	133,281,726	140,027,013	277,651,090	209,583,349

Our investment activity for the three and six months ended June 30, 2025 and 2024 is presented below (information presented herein is at par unless otherwise indicated). New investment commitment refers to long-term funded commitments in new securities made during the period that remained outstanding as of June 30, 2025 and June 30, 2024, respectively.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Number of new investment commitments	23	24	46	59
Average new investment commitment amount	$3,145,736	$5,575,295	$3,513,716	$4,718,311
Weighted average maturity for new investment commitments	5.16 years	6.05 years	5.27 years	5.98 years
Percentage of new debt investment commitments at floating rates	100.00%	97.01%	100.00%	98.56%
Percentage of new debt investment commitments at fixed rates	0.00%	2.99%	0.00%	1.44%
Weighted average interest rate of new investment commitments(1)	8.93%	9.96%	8.75%	10.07%
Weighted average spread over reference rate of new floating rate investment commitments(2)	4.56%	4.68%	4.38%	4.75%
Weighted average interest rate on long-term investments sold or paid down	8.65%	10.69%	8.47%	10.53%

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

As of June 30, 2025 and December 31, 2024, our investments consisted of the following:

	June 30, 2025		December 31, 2024
	Ammortized Cost	Fair Value	Ammortized Cost	Fair Value
First-lien senior secured debt	$1,152,451,190	$1,104,986,930	$1,243,362,037	$1,206,603,630
Second-lien senior secured debt	81,495,629	72,227,601	84,821,531	77,650,130
Corporate Bonds	5,040,559	4,337,445	4,883,315	4,214,315
CLO Mezzanine	34,947,135	34,598,554	37,827,370	38,147,753
CLO Equity	12,002,166	8,096,713	13,029,085	10,003,685
Equity	8,898,160	6,772,148	1,258,194	1,081,497
Short-term investments	48,773,413	48,773,413	69,429,935	69,429,935
Total Investments	$1,343,608,252	$1,279,792,804	$1,454,611,467	$1,407,130,945

The table below describes investments by industry composition based on fair value as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Software	10.9%	10.2%
Healthcare Providers and Services	9.5%	9.4%
Professional Services	7.7%	7.7%
IT Services	6.3%	6.7%
Chemicals	5.5%	5.1%
Construction and Engineering	4.6%	4.5%
Diversified Financial Services	4.6%	3.9%
Insurance	4.2%	5.0%
Short-Term Investments	3.8%	4.9%
Independent Power and Renewable Electricity Producers	3.7%	3.3%
Electronic Equipment, Instruments and Components	3.1%	2.8%
Hotels, Restaurants and Leisure	2.9%	3.1%
Media	2.7%	3.1%
Structured Note	2.7%	2.7%
Auto Components	2.4%	2.2%
Internet Software and Services	2.3%	1.9%
Food Products	2.1%	1.9%
Containers and Packaging	2.1%	1.5%
Building Products	2.0%	1.9%
Machinery	1.8%	1.8%
Metals and Mining	1.4%	1.4%
Interactive Media Services	1.3%	0.7%
Diversified Consumer Services	1.2%	2.6%
Commercial Services and Supplies	1.1%	0.6%
Energy Equipment and Services	1.1%	1.7%
Diversified Telecommunication Services	0.9%	2.2%
Household Durables	0.9%	0.2%
Industrial Conglomerates	0.9%	0.7%
Real Estate Management and Development	0.8%	0.6%
Aerospace and Defense	0.8%	0.7%
Healthcare Equipment and Supplies	0.7%	0.6%
Road and Rail	0.7%	0.6%
Specialty Retail	0.7%	0.5%
Pharmaceuticals	0.7%	0.6%
Structured Subordinated Note	0.6%	0.7%
Automotive	0.6%	—
Electrical Equipment	0.4%	0.7%
Entertainment	0.2%	—
Construction Materials	0.1%	—
Wireless Telecommunication Services	—	0.7%
Electric Utilities	—	0.6%
Total	100.0%	100.0%

The table below shows the weighted average yields and interest rate of our debt investments at fair value as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Weighted average total yield of debt and income producing securities	10.10%	10.65%
Weighted average interest rate of debt and income producing securities(1)	8.83%	8.93%
Weighted average spread over reference rate of all floating rate investments (2)	4.49%	4.48%

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

Results of Operations

The following table represents the operating results for the three and six months ended June 30, 2025 and 2024.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Total investment income	$31,676,920	$36,549,496	$62,891,199	$71,334,439
Less: Net expenses	17,835,391	20,791,645	36,136,519	39,258,359
Net investment income	13,841,529	15,757,851	26,754,680	32,076,080
Net realized gains (losses) on investments	(5,745,139)	(9,411,924)	(11,639,632)	(11,148,255)
Net change in unrealized gains (losses) on investments	(926,414)	(1,033,114)	(16,334,283)	7,265,128
Net increase (decrease) in net assets resulting from operations	$7,169,976	$5,312,813	$(1,219,235)	$28,192,953

Investment Income

Investment income for the three and six months ended June 30, 2025 and 2024 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Interest from investments	$30,023,842	$35,278,431	$59,843,505	$68,486,203
Dividend income	481,501	805,031	1,055,837	2,059,727
Payment-in-kind interest income	801,918	182,116	1,309,768	234,303
Other income	369,659	283,918	682,089	554,206
Total investment income	$31,676,920	$36,549,496	$62,891,199	$71,334,439

For the six months ended June 30, 2025 and 2024, total investment income was driven by interest income from our investment portfolio. Total investment income is lower for the six months ended June 30, 2025 compared to the prior year period due to the investment portfolio primarily consisting of floating rate loans in a falling rate environment. The size of our investment portfolio at fair value decreased from $1.3 billion as of December 31, 2024 to $1.2 billion as of June 30, 2025. The size of our investment portfolio at fair value increased from $1.0 billion as of December 31, 2023 to $1.4 billion as of June 30, 2024. As of June 30, 2025, loans on non-accrual status represented 0.19% of the total investments at fair value (or 0.27% at amortized cost). As of December 31, 2024, loans on non-accrual status represented 0.08% of the total investments at fair value (or 0.46% at amortized cost).

Expenses

Operating expenses for the three and six months ended June 30, 2025 and 2024 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Interest expense	$12,576,374	$14,997,028	$25,546,131	$28,175,858
Management fees	2,233,077	2,450,079	4,566,752	4,866,318
Incentive fees	1,940,079	2,249,954	3,782,785	4,174,706
Other operating expenses	1,048,464	1,057,289	2,166,467	2,017,398
Directors fees	37,397	37,295	74,384	74,590
Management fee waiver	—	—	—	(50,511)
Net expenses	$17,835,391	$20,791,645	$36,136,519	$39,258,359

Net expenses for the three months ended June 30, 2025 were $17.8 million, which consisted of $12.6 million in interest expense, $2.2 million in management fees, $1.9 million in incentive fees, $1.0 million in other operating expenses, and $37 thousand in directors fees. Net expenses for the six months ended June 30, 2025 were $36.1 million, which consisted of $25.5 million in interest and debt financing, $4.6 million in management fees, $3.8 million in incentive fees, $2.2 million in other operating expenses, and $74 thousand in directors fees.

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

Interest expense decreased during the six months ended June 30, 2025 compared to the prior year period primarily due to the average interest rate on debt decreasing from 6.95% at June 30, 2024 to 6.06% at June 30, 2025 (average debt outstanding increased from $770.9 million to $786.7 million during the same period) under our BoA Credit Facility, WF Credit Facility and CLO Transaction. Incentive fees and management fees decreased compared to the prior year period due to lower net investment income and average net assets, respectively.

Net Change in Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and six months ended June 30, 2025 and 2024, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Unrealized gains on investments	$22,624,193	$21,190,332	$28,668,154	$33,732,798
Unrealized (losses) on investments	(23,550,607)	(22,223,446)	(45,002,437)	(26,467,670)
Net change in unrealized gains (losses) on investments	$(926,414)	$(1,033,114)	$(16,334,283)	$7,265,128

The change in unrealized appreciation (depreciation) for the three months ended June 30, 2025 and 2024 totaled $(0.9) million and $(1.0) million, respectively. For the three months ended June 30, 2025, this consisted of net unrealized depreciation of $13.3 million related to existing portfolio investments, and net unrealized appreciation of $12.4 million related to exited portfolio investments (a portion of which has been reclassified to realized losses). For the three months ended June 30, 2024, this consisted of net unrealized depreciation of $8.1 million related to existing portfolio investments, and net unrealized appreciation of $7.1 million related to exited portfolio investments (a portion of which has been reclassified to realized losses).

The change in unrealized appreciation (depreciation) for the six months ended June 30, 2025 and 2024 totaled $(16.3) million and $7.3 million, respectively. For the six months ended June 30, 2025, this consisted of net unrealized depreciation of $35.0 million related to existing portfolio investments and net unrealized appreciation of $18.7 million related to exited portfolio investments (a portion of which has been reclassified to realized losses). For the six months ended June 30, 2024, this consisted of net unrealized depreciation of $6.9 million related to existing portfolio investments and net unrealized appreciation of $14.2 million related to exited portfolio investments (a portion of which has been reclassified to realized losses).

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

During the six months ended June 30, 2025, we experienced a net increase in cash and cash equivalents of $13.7 million. During the period, net cash provided by operating activities was $87.4 million, primarily as a result of proceeds received from sale of investments of $277.7 million, offset by fundings of portfolio investments (excluding investments in short-term investments) of $196.7 million. We funded short-term investments during the period, and as of the end of the period we held $48.8 million in fair value of short-term investments. During the same period, net cash used in financing activities was $73.7 million, primarily consisting of $40.2 million net repayments under the BoA Credit Facility and WF Credit Facility, distributions paid in cash of $28.3 million and payment for the repurchase of common shares of $5.7 million, partially increased by proceeds from the issuance of common stock of $0.5 million.

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

As of June 30, 2025 and June 30, 2024, we had cash and cash equivalents of $16.4 million and $14.8 million, respectively. As of June 30, 2025, we had $216.4 million in undrawn capacity under the BoA Credit Facility and $20.7 million in undrawn capacity under the WF Credit Facility. As of June 30, 2024, we had $138.4 million in undrawn capacity under the BoA Credit Facility and $38.8 million in undrawn capacity under the WF Credit Facility.

As a BDC, we are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. As of June 30, 2025, our asset coverage ratio was 166%.

Capital Contributions

During the six months ended June 30, 2025 and 2024, the Company issued and sold 32,662 shares at an aggregate purchase price of $0.5 million, and 5,485,963 shares at an aggregate purchase price of $90.2 million, respectively. These amounts include shares issued in reinvestment.

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

For the six months ended June 30, 2025, we repurchased 413,444 shares of our common stock pursuant to the Company Rule 10b5-1 Repurchase Plan and Extended Company Rule 10b5-1 Stock Repurchase Plan.

PSCM Rule 10b5-1 Stock Purchase Plan

In addition, PSCM agreed to purchase up to $5 million in the aggregate of shares of our common stock in the open market within one year of the IPO date if shares of our common stock trade below a specific level of NAV per share following the IPO. Concurrently with the closing of the IPO, PSCM entered into a share purchase plan (the “PSCM Rule 10b5-1 Stock Purchase Plan”) to permit the purchase of up to $2.5 million shares of our common stock, if the market price per share of our common stock is below the most recently reported NAV per share, subject to certain limitations. The PSCM Rule 10b5-1 Stock Purchase Plan commenced on April 22, 2024 and terminated upon the effectiveness of the Extended PSCM Rule 10b5-1 Stock Purchase Plan.

On April 22, 2025, PSCM entered into a share purchase plan (the “Extended PSCM Rule 10b5-1 Stock Purchase Plan”) to permit the purchase of up to $2.5 million in the aggregate of shares of our common stock less any purchases made pursuant to the PSCM Rule 10b5-1 Stock Purchase Plan, if the market price per share of our common stock is below the most recently reported NAV per share, subject to certain limitations. The Extended PSCM Rule 10b5-1 Stock Purchase Plan commenced on May 22, 2025 and will terminate upon the earliest to occur of (i) 12 months from the commencement of the Extended PSCM Rule 10b5-1 Stock Purchase Plan, (ii) the end of the trading day on which the aggregate purchase price for all shares purchased under the Extended PSCM Rule 10b5-1 Stock Purchase Plan equals $2.5 million less any purchases made pursuant to the PSCM Rule 10b5-1 Stock Purchase Plan and (iii) the occurrence of certain other events described in the Extended PSCM Rule 10b5-1 Stock Purchase Plan.

For the six months ended June 30, 2025, PSCM purchased 21,573 shares of the Company's common stock pursuant to the PSCM Rule 10b5-1 Stock Purchase Plan and Extended PSCM Rule 10b5-1 Stock Purchase Plan.

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

As of June 30, 2025, we had $308.6 million principal outstanding and $216.4 million of available Commitments under the BoA Credit Facility, and PS BDC Funding was in compliance with the applicable covenants in the BoA Credit Facility on such date.

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

As of June 30, 2025, we had $154.3 million outstanding and $20.7 million of available Commitments under the WF Credit Facility, and PS BDC Funding II was in compliance with the applicable covenants in the WF Credit Facility on such date.

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

As of June 30, 2025, we had outstanding indebtedness under the CLO Transaction of $300.0 million.

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

We have adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our Board authorizes, and we declare, a cash dividend or other distribution, then stockholders who do not “opt out” of the Company’s dividend reinvestment plan will have their cash dividends and distributions (net of withholding tax, if any) automatically reinvested in additional shares of our common stock, rather than receiving cash dividends and distributions.

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

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at June 30, 2025 is as follows:

	Contractual Obligations Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
BoA Credit Facility, Net	$-	$305,843,823	$-	$-	$305,843,823
WF Credit Facility, Net	-	-	155,214,583	-	155,214,583
CLO Transaction, Net	-	-	-	302,159,021	302,159,021
Total contractual obligations	$-	$305,843,823	$155,214,583	$302,159,021	$763,217,427

Off-Balance Sheet Arrangements

Unfunded commitments to provide funds to portfolio companies are not recorded on our consolidated statements of assets and liabilities. Our unfunded commitments may be significant from time to time. Unfunded commitments may expire without being drawn upon and the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2025 and December 31, 2024, we had 21 unfunded commitments totaling $15.7 million and 26 unfunded commitments totaling $21.6 million, respectively. See “Note 9. Commitments and Contingencies” in the notes to the accompanying consolidated financial statements for specific identification of the unfunded commitments. We believe we maintain sufficient liquidity in the form of cash (including restricted cash, if any), receivables and borrowing capacity to fund these unfunded commitments should the need arise. See Financial Condition, Liquidity and Capital Resources above.

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

Assuming that the consolidated statements of assets and liabilities as of June 30, 2025 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rate.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 300 basis points	$(38,607,427)	$(22,887,153)	$(15,720,274)
Down 200 basis points	(25,679,614)	(15,258,102)	(10,421,512)
Down 100 basis points	(12,846,472)	(7,629,051)	(5,217,421)
Up 100 basis points	12,846,472	7,629,051	5,217,421
Up 200 basis points	25,679,614	15,258,102	10,421,512
Up 300 basis points	38,607,427	22,887,153	15,720,274

The data in the table are based on our current statements of assets and liabilities. As of June 30, 2025, the Company had $19.5 million in net purchases that had not yet settled and $15.7 million in unfunded commitments. After settlement of these purchases, the change in interest expense will be larger as a result of the increase in the amount borrowed under the BoA Credit Facility, WF Credit Facility or CLO Transaction, as applicable. The table does not include any change in dividend income from our money market investments.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a number of significant risks. In addition to other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 31, 2024. The risks described in our annual report are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the six months ended June 30, 2025 to the risk factors discussed in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 31, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Dividend Reinvestment Plan

During the six months ended June 30, 2025, we issued 32,662 shares of common stock to stockholders in connection with the dividend reinvestment plan.

Company Rule 10b5-1 Stock Repurchase Plan

During the six months ended June 30, 2025, we repurchased 413,444 shares of our common stock pursuant to the Company Rule 10b5-1 Repurchase Plan and Extended Company Rule 10b5-1 Repurchase Plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs (Dollars in Thousands) (1)
January 1, 2025 through January 31, 2025	12,037	$15.39	91,001	$18,553
February 1, 2025 through February 28, 2025	12,040	15.48	103,041	18,367
March 1, 2025 through March 31, 2025	74,322	14.71	177,363	17,273
April 1, 2025 through April 30, 2025	143,942	13.10	321,305	15,387
May 1, 2025 through May 31, 2025	97,366	13.31	418,671	14,090
June 1, 2025 through June 30, 2025	73,737	14.20	492,408	13,043
Total	413,444	$13.77	492,408	$13,043

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

PSCM Rule 10b5-1 Stock Purchase Plan

During the six months ended June 30, 2025, PSCM purchased 21,573 shares of the Company’s common stock pursuant to the PSCM Rule 10b5-1 Stock Purchase Plan and Extended PSCM Rule 10b5-1 Stock Purchase Plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs (Dollars in Thousands) (1)
January 1, 2025 through January 31, 2025	—	$—	—	$2,500
February 1, 2025 through February 28, 2025	—	—	—	2,500
March 1, 2025 through March 31, 2025	1,631	14.13	1,631	2,477
April 1, 2025 through April 30, 2025	19,942	13.16	21,573	2,215
May 1, 2025 through May 31, 2025	—	—	21,573	2,215
June 1, 2025 through June 30, 2025	—	—	21,573	2,215
Total	21,573	$13.23	21,573	$2,215

(1) Concurrently with the closing of the IPO, PSCM entered into the PSCM Rule 10b5-1 Stock Purchase Plan to permit the purchase of up to $2.5 million shares of our common stock, if the market price per share of our common stock is below the most recently reported NAV per share, subject to certain limitations. Under the PSCM Rule 10b5-1 Stock Purchase Plan, the agent will increase the volume of purchases made as the price of the Company’s common stock declines, subject to volume restrictions. The PSCM Rule 10b5-1 Stock Purchase Plan commenced on April 22, 2024 and terminated upon the effectiveness of the Extended PSCM Rule 10b5-1 Stock Purchase Plan. On April 22, 2025, PSCM entered into a share purchase plan (the “Extended PSCM Rule 10b5-1 Stock Purchase Plan”) to permit the purchase of up to $2.5 million in the aggregate of shares of our common stock less any purchases made pursuant to the PSCM Rule 10b5-1 Stock Purchase Plan, on substantially similar terms and conditions as the PSCM Rule 10b5-1 Stock Purchase Plan. The Extended PSCM Rule 10b5-1 Stock Purchase Plan commenced on May 22, 2025 and will terminate upon the earliest to occur of (i) 12 months from the commencement of the Extended PSCM Rule 10b5-1 Stock Purchase Plan, (ii) the end of the trading day on which the aggregate purchase price for all shares purchased under the Extended PSCM Rule 10b5-1 Stock Purchase Plan equals $2.5 million less any purchases made pursuant to the PSCM Rule 10b5-1 Stock Purchase Plan and (iii) the occurrence of certain other events described in the Extended PSCM Rule 10b5-1 Stock Purchase Plan.

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

Palmer Square Capital BDC Inc.

Date: August 6, 2025	/s/ Christopher D. Long
	Name:	Christopher D. Long
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: August 6, 2025	/s/ Jeffrey D. Fox
	Name:	Jeffrey D. Fox
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)