Form 10-Q
period 2025-09-30
Palmer Square Capital BDC Inc.
filed 2025-11-05
CIK 1794776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 4, 2025, the registrant had 31,599,372 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Assets and Liabilities

(Unaudited)

	September 30, 2025 (Unaudited)	December 31, 2024
Assets:
Non-controlled, non-affiliated investments, at fair value (amortized cost of $1,331,847,439 and $1,454,611,467, respectively)	$1,258,987,964	$1,407,130,945
Cash and cash equivalents	4,200,782	2,766,409
Receivables:
Receivable for sales of investments	7,615,716	7,799,523
Receivable for paydowns of investments	1,113,301	1,347,516
Due from investment adviser	616,715	248,110
Dividend receivable	197,582	259,625
Interest receivable	8,682,326	11,458,267
Prepaid expenses and other assets	107,407	32,364
Total Assets	$1,281,521,793	$1,431,042,759

Liabilities:
Credit facilities (net of deferred financing costs of $4,191,957 and $5,375,986, respectively) (Note 6)	$450,064,588	$501,650,602
Notes (net of deferred financing costs of $1,644,557 and $1,748,822, respectively) (Note 6)	302,285,474	302,505,057
Payables:
Payable for investments purchased	19,973,880	67,460,523
Distributions payable	13,404,534	15,649,925
Management fee payable	2,242,634	2,413,798
Incentive fee payable	1,950,400	2,149,132
Accrued other general and administrative expenses	1,155,070	1,368,753
Total Liabilities	$791,076,580	$893,197,790

Commitments and contingencies (Note 9)

Net Assets:
Common Shares, $0.001 par value; 450,000,000 shares authorized; 31,875,902 and 32,600,193 as of September 30, 2025 and December 31, 2024, respectively issued and outstanding	$31,876	$32,600
Additional paid-in capital	601,218,336	611,122,164
Total distributable earnings (accumulated deficit)	(110,804,999)	(73,309,795)
Total Net Assets	$490,445,213	$537,844,969
Total Liabilities and Net Assets	$1,281,521,793	$1,431,042,759
Net Asset Value Per Common Share	$15.39	$16.50

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$30,432,071	$35,775,337	$90,275,576	$104,261,540
Dividend income	657,248	599,667	1,713,085	2,659,394
Payment-in-kind interest income	360,941	204,826	1,670,709	439,129
Other income	235,009	726,171	917,098	1,280,377
Total investment income from non-controlled, non-affiliated investments	31,685,269	37,306,001	94,576,468	108,640,440
Total Investment Income	31,685,269	37,306,001	94,576,468	108,640,440

Expenses:
Incentive fees	1,950,400	2,229,576	5,733,185	6,404,282
Interest expense	12,757,494	15,670,636	38,303,625	43,846,496
Management fees	2,242,634	2,424,412	6,809,386	7,290,730
Professional fees	229,116	318,504	793,224	954,527
Directors fees	37,808	37,705	112,192	112,295
Other general and administrative expenses	826,747	896,437	2,429,106	2,277,810
Total Expenses	18,044,199	21,577,270	54,180,718	60,886,140
Less: Management fee waiver (Note 3)	—	—	—	(50,511)
Net expenses	18,044,199	21,577,270	54,180,718	60,835,629
Net Investment Income (Loss)	13,641,070	15,728,731	40,395,750	47,804,811

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses):
Non-controlled, non-affiliated investments	(1,243,620)	(7,119,299)	(12,883,252)	(18,267,554)
Total net realized gains (losses)	(1,243,620)	(7,119,299)	(12,883,252)	(18,267,554)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(9,044,026)	(1,054,247)	(25,378,309)	6,210,881
Total net change in unrealized gains (losses)	(9,044,026)	(1,054,247)	(25,378,309)	6,210,881
Total realized and unrealized gains (losses)	(10,287,646)	(8,173,546)	(38,261,561)	(12,056,673)

Net Increase (Decrease) in Net Assets Resulting from Operations	$3,353,424	$7,555,185	$2,134,189	$35,748,138

Per Common Share Data:
Basic and diluted net investment income per common share	$0.43	$0.48	$1.25	$1.48
Basic and diluted net increase (decrease) in net assets resulting from operations	$0.10	$0.23	$0.07	$1.11
Weighted Average Common Shares Outstanding - Basic and Diluted	32,084,902	32,613,897	32,343,757	32,260,537

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$13,641,070	$15,728,731	$40,395,750	$47,804,811
Net realized gains (losses) on investments and foreign currency transactions	(1,243,620)	(7,119,299)	(12,883,252)	(18,267,554)
Net change in unrealized gains (losses) on investments, foreign currency translations, and foreign currency exchange contracts	(9,044,026)	(1,054,247)	(25,378,309)	6,210,881
Net Increase (Decrease) in Net Assets Resulting from Operations	3,353,424	7,555,185	2,134,189	35,748,138

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(13,404,534)	(15,333,270)	(39,629,393)	(46,590,819)
Net Decrease in Net Assets Resulting from Stockholder Distributions	(13,404,534)	(15,333,270)	(39,629,393)	(46,590,819)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	—	—	—	89,652,500
Shares issued in connection with dividend reinvestment plan (Note 7)	—	1,075,501	514,649	1,668,707
Repurchase of common shares	(4,717,117)	(150,492)	(10,419,201)	(496,764)
Net Increase in Net Assets Resulting from Capital Share Transactions	(4,717,117)	925,009	(9,904,552)	90,824,443
Total Increase (Decrease) in Net Assets	(14,768,227)	(6,853,076)	(47,399,756)	79,981,762
Net Assets, Beginning of Period	505,213,440	548,790,231	537,844,969	461,955,393
Net Assets, End of Period	$490,445,213	$541,937,155	$490,445,213	$541,937,155

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$2,134,189	$35,748,138
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gains)/losses on investments	12,883,252	18,267,554
Net change in unrealized (gains)/losses on investments	25,378,309	(6,210,881)
Net accretion of discount on investments	(1,743,643)	(1,405,048)
Payment-in-kind interest	(1,670,709)	(439,129)
Purchases of short-term investments	(447,866,247)	(671,362,722)
Purchases of portfolio investments	(335,350,462)	(602,024,188)
Proceeds from sale of short-term investments	462,833,964	689,778,454
Proceeds from sale of portfolio investments	433,678,517	292,405,569
Amortization of deferred financing cost	1,288,295	1,133,298
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in receivable for sales of investments	183,807	(8,550,514)
(Increase)/decrease in interest and dividends receivable	2,837,984	(3,533,158)
(Increase)/decrease in due from investment adviser	(368,605)	1,610,735
(Increase)/decrease in receivable for paydowns of investments	234,215	(495,977)
(Increase)/decrease in prepaid expenses and other assets	(75,044)	(109,414)
Increase/(decrease) in interest payable on credit facilities	(1,393,892)	6,455,327
Increase/(decrease) in payable for investments purchased	(47,486,643)	11,412,860
Increase/(decrease) in management fees payable	(171,164)	172,337
Increase/(decrease) in incentive fee payable	(198,732)	2,229,576
Increase/(decrease) in accrued other general and administrative expenses	(213,682)	24,637
Net cash provided by (used in) operating activities	104,913,709	(234,892,546)

Cash Flows from Financing Activities:
Borrowings on the credit facilities	45,100,000	211,729,239
Payments on the credit facilities	(96,800,000)	(331,254,150)
Borrowings on the notes	—	300,000,000
Payments of debt issuance costs	—	(5,480,747)
Distributions paid in cash	(41,874,784)	(31,257,549)
Proceeds from issuance of common shares, net of change in subscriptions receivable	—	89,652,500
Purchase of common shares for dividend reinvestment plan	514,649	1,668,707
Repurchase of common shares	(10,419,201)	(496,764)
Net cash provided by (used in) financing activities	(103,479,336)	234,561,236
Net increase/(decrease) in cash and cash equivalents	1,434,373	(331,310)
Cash and cash equivalents, beginning of period	2,766,409	2,117,109
Cash and cash equivalents, end of period	$4,200,782	$1,785,799

Supplemental and Non-Cash Information:
Interest paid during the period	$39,697,517	$37,391,169
Distributions declared during the period	$39,629,393	$46,590,819
Distributions payable	$13,404,534	$15,333,270

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of September 30, 2025

(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Debt Investments
First Lien Senior Secured(2)
888 Holdings PLC (4)(8)	Hotels, Restaurants and Leisure	9.66% (S +CSA + 5.25%)	7/8/2028	$5,896,916	$5,794,692	$5,689,049	1.3%
AccentCare, Inc. (6)(8)	Healthcare Providers and Services	8.24% (S + 4.00%)	9/20/2028	5,806,113	5,806,477	4,325,553	1.0%
Acrisure, LLC (8)	Insurance	7.16% (S + 3.00%)	11/6/2030	3,960,075	3,952,751	3,958,233	0.9%
Ahlstrom Holding 3 OY (4)(6)(8)	Containers and Packaging	8.81% (S +CSA + 4.00%)	5/23/2030	6,982,500	6,880,490	6,998,210	1.4%
Aimbridge Acquisition Co., Inc. (6)(8)	Hotels, Restaurants and Leisure	11.76% (S + 7.61%)	3/11/2030	758,343	750,067	761,186	0.2%
Aimbridge Acquisition Co., Inc. (8)	Hotels, Restaurants and Leisure	9.76% (S +CSA + 5.50%)	3/11/2030	735,010	735,010	738,071	0.2%
Allied Universal Holdco LLC (6)(8)	Commercial Services and Supplies	7.51% (S + 3.25%)	8/20/2032	10,000,000	9,987,784	10,048,899	2.0%
American Rock Salt Company LLC (6)	Metals and Mining	11.46% (S +CSA + 7.00%)	6/9/2028	1,151,605	1,097,987	1,149,450	0.2%
American Rock Salt Company LLC (6)	Metals and Mining	8.46% (S +CSA + 4.00%)	6/9/2028	5,749,812	5,749,027	4,326,191	0.9%
Amynta Agency Borrower Inc. (Amynta Warranty Borrower Inc.) (8)	Insurance	6.91%(S+2.75%)	12/29/2031	2,977,538	2,950,620	2,970,362	0.6%
Ankura Consulting Group, LLC (6)	Professional Services	7.66% (S + 3.50%)	12/17/2031	7,330,127	7,319,020	7,293,477	1.5%
Anticimex Global AB (4)(8)	Commercial Services and Supplies	7.76% (S + 3.40%)	11/16/2028	3,771,361	3,771,361	3,788,332	0.8%
Aptean Acquiror Inc. (7)	Software	8.92% (S + 4.75%)	1/30/2031	6,658,526	6,621,578	6,658,526	1.4%
Aptean Inc (7)(11)	Software	8.91% (S + 4.75%)	1/30/2031	51,317	47,990	51,441	0.0%
Aramsco, Inc. (7)	Machinery	8.75% (S + 4.75%)	10/10/2030	5,965,941	5,904,634	4,370,052	0.9%
ARC Falcon I Inc. (6)(8)	Chemicals	7.76% (S +CSA + 3.50%)	9/30/2028	4,051,908	4,042,873	4,062,545	0.8%
Arcline FM Holdings LLC (8)	Industrial Conglomerates	7.58% (S + 3.50%)	6/24/2030	2,992,500	2,985,183	2,997,647	0.6%
Aretec Group, Inc. (6)(8)	Diversified Financial Services	7.66% (S + 3.50%)	8/9/2030	10,838,162	10,745,729	10,849,976	2.2%
Aruba Investments, Inc. (6)(8)	Chemicals	8.26% (S +CSA + 4.00%)	10/28/2027	7,871,887	7,847,850	7,690,833	1.6%
Ascend Learning, LLC (6)	Professional Services	7.16% (S + 3.00%)	12/11/2028	8,218,434	8,180,161	8,218,845	1.7%
Aspire Bakeries Holdings, LLC (6)(8)	Food Products	7.66% (S + 3.50%)	12/23/2030	10,530,292	10,527,269	10,605,952	2.2%
Astro Acquisition, LLC (8)	Energy Equipment and Services	7.12% (S + 3.25%)	8/16/2032	4,000,000	3,990,007	4,022,520	0.8%
Athletico Management, LLC (6)	Healthcare Providers and Services	8.56% (S +CSA + 4.25%)	2/2/2029	6,990,188	6,972,825	5,210,591	1.1%
Autokiniton US Holdings, Inc. (6)(7)(8)	Auto Components	8.28% (S +CSA + 4.00%)	4/6/2028	9,890,636	9,889,374	9,808,247	2.0%
Aveanna Healthcare LLC (4)(6)(8)	Healthcare Providers and Services	7.91% (S + 3.75%)	9/10/2032	9,610,000	9,595,225	9,619,754	2.0%
B&G Foods Inc (4)(6)	Food Products	7.66% (S + 3.50%)	10/10/2029	2,481,203	2,295,113	2,389,398	0.5%
BarBri Holdings, Inc (7)	Professional Services	9.00% (S + 5.00%)	4/30/2030	7,195,625	7,195,625	7,224,961	1.5%
Barracuda Networks, Inc. (6)(8)	Software	8.81% (S + 4.50%)	8/15/2029	10,240,720	10,059,120	8,633,592	1.8%
Bending Spoons Operations Spa (4)(7)(8)	Interactive Media Services	9.47% (S + 5.25%)	2/19/2031	7,806,171	7,692,118	7,825,686	1.6%
B'laster Holdings, LLC (7)	Chemicals	8.91% (S + 4.75%)	10/25/2029	1,621,084	1,607,379	1,616,785	0.3%
B'laster Holdings, LLC (7)	Chemicals	8.92% (S + 4.75%)	10/25/2029	4,355,750	4,288,103	4,268,640	0.9%
Boxer Parent Company Inc. (6)(8)	Software	7.20% (S + 3.00%)	7/30/2031	9,900,250	9,863,326	9,895,597	2.0%
Canada Goose Inc (4)(6)(8)	Textiles, Apparel & Luxury Goods	7.71% (S + 3.50%)	8/23/2032	7,000,000	6,982,500	7,021,910	1.4%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of September 30, 2025

(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Carriage Purchaser, Inc. (7)(8)	Road and Rail	7.66% (S + 3.50%)	9/25/2028	$8,727,680	$8,730,049	$8,759,318	1.8%
Carroll County Energy LLC (6)	Independent Power and Renewable Electricity Producers	7.25% (S + 3.25%)	6/24/2031	5,940,527	5,921,446	5,970,229	1.2%
Castle US Holding Corporation (6)(7)	Professional Services	8.97% (S +CSA + 4.50%)	5/31/2030	5,362,400	5,362,400	2,451,394	0.5%
Castle US Holding Corporation (7)	Professional Services	10.33% (S + 6.00% incl. 1.00% PIK)	4/29/2030	1,068,726	1,021,030	1,083,229	0.2%
Castle US Holding Corporation (7)	Professional Services	8.72% (S +CSA + 4.25%)	5/31/2030	1,753,714	1,753,714	821,325	0.2%
Cengage Learning, Inc. (6)(8)	Diversified Consumer Services	7.67% (S + 3.50%)	3/24/2031	5,925,225	5,889,238	5,917,196	1.2%
Century De Buyer LLC (8)	Media	7.30% (S + 3.00%)	10/30/2030	1,980,050	1,965,632	1,984,070	0.4%
Congruex Group LLC (7)	Construction and Engineering	10.93% (S + 6.50% incl. 5.00% PIK)	4/28/2029	6,452,390	6,365,004	5,484,531	1.1%
Connectwise LLC (6)	IT Services	7.76% (S +CSA + 3.50%)	9/29/2028	5,723,155	5,719,267	5,741,040	1.2%
Cooper's Hawk Intermediate Holding LLC (7)	Restaurants	9.70% (S + 5.50%)	7/29/2031	3,842,105	3,842,105	3,835,137	0.8%
Corelogic, Inc. (6)(8)	IT Services	7.78% (S +CSA + 3.50%)	6/2/2028	9,644,194	9,601,124	9,662,277	2.0%
CPM Holdings, Inc. (6)(8)	Machinery	8.78% (S + 4.50%)	9/27/2028	7,909,125	7,872,104	7,900,465	1.6%
Creation Technologies Inc. (4)(6)(7)(8)	Electronic Equipment, Instruments and Components	10.05% (S +CSA + 5.50%)	10/5/2028	9,766,188	9,605,981	9,729,565	2.0%
Crown Subsea Communications Holding, Inc. (6)(8)	Construction and Engineering	7.66% (S + 3.50%)	1/30/2031	9,375,425	9,345,371	9,446,912	1.9%
Deerfield Dakota Holding, LLC (7)	Diversified Financial Services	9.81% (S + 5.75% incl. 2.75% PIK)	9/13/2032	9,142,857	9,142,857	9,183,441	1.9%
Delta Topco, Inc. (6)	IT Services	7.02% (S + 2.75%)	11/30/2029	9,875,375	9,859,767	9,780,966	2.0%
Directv Financing LLC (8)	Media	9.82% (S +CSA + 5.25%)	8/2/2029	2,921,965	2,914,660	2,930,644	0.6%
Directv Financing LLC (8)	Media	9.57% (S +CSA + 5.00%)	8/2/2027	235,624	234,880	236,083	0.0%
Dwyer Instruments, LLC (7)(12)	Electronic Equipment, Instruments and Components	8.75% (S + 4.75%)	7/20/2029	96,608	86,759	97,526	0.0%
Dwyer Instruments, LLC (7)	Electronic Equipment, Instruments and Components	8.75% (S + 4.75%)	7/21/2029	8,247,532	8,247,532	8,233,495	1.7%
EFS Cogen Holdings I, LLC (6)(7)(8)	Independent Power and Renewable Electricity Producers	7.00% (S + 3.00%)	10/3/2031	6,431,884	6,437,082	6,481,635	1.3%
Endurance International Group, Inc., The (6)(8)	Professional Services	7.84% (S +CSA + 3.50%)	2/10/2028	4,555,342	4,524,285	2,399,527	0.5%
Enverus Holdings, Inc. (7)(13)	Software	9.82% (S + 5.50%)	12/22/2029	20,127	15,112	13,032	0.0%
Enverus Holdings, Inc. (7)	Software	9.66% (S + 5.50%)	12/22/2029	6,350,391	6,279,690	6,366,473	1.3%
EP Purchaser, LLC (6)(8)	Professional Services	8.78% (S +CSA + 4.50%)	11/6/2028	10,060,323	10,017,597	9,356,100	1.9%
Everest SubBidCo (4)(7)(8)	IT Services	8.79% (S + 4.50%)	12/8/2031	2,640,100	2,616,185	2,636,800	0.5%
Everest SubBidCo (4)(7)(8)	IT Services	8.79% (S + 4.50%)	12/8/2031	5,300,050	5,251,737	5,293,425	1.1%
First Brands Group, LLC (6)(8)(9)	Auto Components	9.57% (S +CSA + 5.00%)	3/30/2027	8,583,892	8,594,622	3,905,671	0.8%
Flash Charm, Inc. (6)(8)	IT Services	7.80% (S + 3.50%)	3/2/2028	9,553,536	9,538,888	8,407,112	1.7%
Flexera Software LLC (7)	Software	8.96% (S + 4.75%)	8/16/2032	6,791,141	6,791,141	6,791,141	1.4%
Forest City Enterprises, L.P. (8)	Real Estate Management and Development	7.78% (S +CSA + 3.50%)	12/8/2025	4,000,000	3,967,875	3,993,600	0.8%
Fortis 333 Inc (8)	Chemicals	7.50% (S + 3.50%)	3/29/2032	2,992,500	2,985,599	2,981,278	0.6%
Frozen Bakery Acquisition LLC (7)	Food Products	9.18% (S +CSA + 4.75%)	7/9/2029	6,451,250	6,398,681	6,464,864	1.3%
Fugue Finance, LLC (4)(8)	Diversified Consumer Services	6.95% (S + 2.75%)	1/9/2032	5,866,145	5,817,629	5,886,589	1.2%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of September 30, 2025

(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Gainwell Acquisition Corp. (6)(8)	Healthcare Providers and Services	8.10% (S +CSA + 4.00%)	10/1/2027	$8,629,254	$8,555,921	$8,508,445	1.7%
Galway Borrower LLC (7)(14)	Insurance	8.50% (S + 4.50%)	9/29/2028	718,418	689,248	729,513	0.1%
Galway Borrower LLC (7)(15)	Insurance	8.50% (S + 4.50%)	9/29/2028	118,069	115,160	114,880	0.0%
Gategroup Fin Luxembourg SA (4)(8)	Commercial Services and Supplies	8.56% (S + 4.25%)	5/28/2032	2,992,500	2,978,128	3,020,555	0.6%
GC Ferry Acquisition Inc (6)(8)	Diversified Financial Services	7.71% (S + 3.50%)	8/16/2032	7,687,500	7,574,658	7,611,990	1.6%
Genuine Financial Holdings LLC (6)(8)	Professional Services	7.41% (S + 3.25%)	9/27/2030	10,306,951	10,263,295	9,521,046	1.9%
Global Medical Response, Inc. (6)	Healthcare Providers and Services	7.63% (S + 3.50%)	10/1/2032	9,036,939	9,036,939	9,049,862	1.8%
Gloves Buyer Inc (6)(8)	Industrial Conglomerates	8.16% (S + 4.00%)	5/21/2032	8,000,000	7,961,512	7,790,000	1.6%
Great Outdoors Group, LLC (8)	Specialty Retail	7.41% (S + 3.25%)	1/23/2032	4,924,327	4,915,250	4,928,020	1.0%
Grinding Media Inc. (Molycop Ltd.) (6)(7)(8)	Metals and Mining	7.70% (S + 3.50%)	10/12/2028	10,698,444	10,676,737	10,725,190	2.2%
HAH Group Holding Company LLC (6)(8)	Healthcare Providers and Services	9.16% (S + 5.00%)	9/24/2031	10,136,015	10,027,118	9,160,423	1.9%
Help/Systems Holdings, Inc. (6)(8)	Software	8.16% (S +CSA + 4.00%)	11/19/2026	6,655,624	6,645,831	6,309,964	1.3%
Highline Aftermarket Acquisition, LLC (8)	Automotive	7.70% (S + 3.50%)	2/13/2030	3,970,000	3,961,768	3,989,870	0.8%
Holding Socotec (4)(6)	Construction and Engineering	7.37% (S + 3.25%)	6/2/2031	3,960,000	3,951,270	3,994,650	0.8%
HP PHRG BORROWER, LLC (6)(8)	Household Durables	8.00% (S + 4.00%)	2/20/2032	9,975,000	9,879,922	9,966,671	2.0%
Hunter Douglas Inc (8)	Household Durables	7.25% (S + 3.25%)	1/16/2032	3,979,975	3,978,143	3,990,283	0.8%
Hunterstown Generation, LLC (8)	Independent Power and Renewable Electricity Producers	9.75% (S + 3.50%)	11/6/2031	2,944,773	2,932,259	2,958,275	0.6%
Hyperion Refinance S.a.r.l. (4)(8)	Insurance	7.66% (S + 3.50%)	4/18/2030	1,984,733	1,984,733	1,985,348	0.4%
Idemia Group S.A.S. (4)(6)(8)	IT Services	8.25% (S + 4.25%)	9/30/2028	6,895,000	6,911,210	6,912,237	1.4%
IMA Financial Group, Inc. (7)	Insurance	7.16% (S + 3.00%)	11/1/2028	4,826,467	4,815,865	4,835,951	1.0%
IMC Financing LLC (8)	Diversified Financial Services	7.64% (S + 3.50%)	6/2/2032	1,995,000	1,985,400	2,014,950	0.4%
Inception Finco S.a r.l. (4)(6)(7)	Healthcare Providers and Services	7.25% (S + 3.25%)	4/18/2031	5,949,950	5,932,424	5,994,574	1.2%
Ineos Quattro Holdings UK Limited (4)(6)	Chemicals	8.51% (S +CSA + 4.25%)	4/2/2029	2,969,849	2,978,503	2,697,603	0.6%
Ineos Quattro Holdings UK Limited (4)(8)	Chemicals	8.41% (S + 4.25%)	10/7/2031	3,980,000	3,993,444	3,446,023	0.7%
Ineos US Finance LLC (4)(8)	Chemicals	7.16% (S + 3.00%)	2/7/2031	3,950,100	3,919,126	3,560,028	0.7%
Infinite Bidco, LLC	Electronic Equipment, Instruments and Components	10.45% (S + 6.25%)	3/2/2028	2,917,500	2,914,644	2,873,738	0.6%
Infinite Bidco, LLC (6)(8)	Electronic Equipment, Instruments and Components	8.32% (S +CSA + 3.75%)	3/2/2028	6,233,652	6,211,994	6,089,530	1.2%
Inmar, Inc. (6)(7)(8)	Professional Services	8.66% (S + 4.50%)	10/30/2031	9,631,867	9,561,540	9,634,901	2.0%
International Entertainment JJCo 3 Limited (4)(8)	Entertainment	8.06% (S + 3.75%)	4/19/2032	2,992,500	2,978,222	3,014,959	0.6%
Invenergy Thermal Operating I LLC (7)(8)	Independent Power and Renewable Electricity Producers	7.75% (S + 3.50%)	5/6/2032	5,595,077	5,540,568	5,648,678	1.2%
Invenergy Thermal Operating I LLC (7)(8)	Independent Power and Renewable Electricity Producers	7.62% (S + 3.50%)	5/6/2032	400,000	396,104	403,832	0.1%
Ivanti Software, Inc. (6)(8)	Software	10.05% (S + 5.75%)	6/1/2029	2,390,712	2,368,872	2,463,928	0.5%
Ivanti Software, Inc. (6)(8)	Software	9.05% (S + 4.75%)	6/1/2029	9,917,228	9,917,228	8,285,844	1.7%
IVC Acquisition, Ltd. (4)(6)(8)	Professional Services	7.75% (S + 3.75%)	12/12/2028	7,502,727	7,438,664	7,541,816	1.5%
Jack Ohio Finance LLC (7)	Hotels, Restaurants and Leisure	8.16% (S + 4.00%)	1/28/2032	6,965,000	6,950,979	6,937,140	1.4%
Kleopatra Finco S.a.r.l (4)	Containers and Packaging	14.16% (S + 10.00%)	10/27/2025	882,843	871,070	865,532	0.2%
Kleopatra Finco S.a.r.l (4)(8)(9)	Containers and Packaging	9.02% (S +CSA + 4.73%)	2/4/2026	1,915,000	1,905,425	956,906	0.2%
Lackawanna Energy Center LLC (6)(8)	Independent Power and Renewable Electricity Producers	7.25% (S + 3.00%)	7/23/2032	3,143,414	3,135,716	3,174,062	0.6%
Lavender Dutch BorrowerCo BV (4)(6)(8)	Household Products	7.41% (S + 3.25%)	9/27/2032	3,000,000	2,992,500	3,005,625	0.6%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of September 30, 2025

(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
LBM Acquisition, LLC (6)(7)(8)	Building Products	7.99% (S +CSA + 3.75%)	6/6/2031	$10,407,939	$10,320,593	$10,176,675	2.1%
Lifescan Global Corporation (6)	Healthcare Equipment and Supplies	10.80% (S +CSA + 6.50%)	12/31/2026	3,421,096	3,419,201	3,301,358	0.7%
LogMeIn, Inc. (6)	IT Services	9.22% (S +CSA + 4.75%)	4/28/2028	4,079,100	4,057,701	3,480,818	0.7%
LogMeIn, Inc. (6)	IT Services	9.22% (S +CSA + 4.75%)	4/28/2028	4,079,100	4,055,865	1,372,617	0.3%
Logrhythm, Inc. (7)	IT Services	11.66% (S + 7.50%)	7/2/2029	6,363,636	6,363,636	6,155,046	1.3%
LSF12 Crown US Commercial Bidco, LLC (6)(8)	Construction and Engineering	7.66% (S + 3.50%)	12/2/2031	9,975,000	9,964,020	10,003,080	2.0%
Magenta Security Holdings LLC (6)	Software	11.32% (S +CSA + 6.75%)	7/27/2028	641,850	639,121	528,098	0.1%
Magenta Security Holdings LLC (6)	Software	11.57% (S +CSA + 7.00%)	7/27/2028	1,174,081	1,170,507	518,944	0.1%
Magenta Security Holdings LLC (6)	Software	10.56% (S + 6.25%)	7/27/2028	949,963	940,935	966,350	0.2%
Magenta Security Holdings LLC (6)	Software	10.82% (S + CSA + 7.00% incl. 5.50% PIK)	7/27/2028	6,345,753	6,331,077	1,307,067	0.3%
Maverick 1, LLC	Software	8.82% (S +CSA + 4.25%)	5/18/2028	4,887,500	4,744,566	4,908,883	1.0%
Medical Solutions Holdings, Inc. (6)(7)(8)	Healthcare Providers and Services	7.91% (S +CSA + 3.50%)	11/1/2028	9,771,083	8,752,653	7,181,746	1.5%
Mermaid Bidco Inc (6)(8)	Professional Services	7.57% (S + 3.25%)	7/3/2031	4,488,665	4,477,443	4,489,608	0.9%
Michael Baker International, LLC (7)(8)	Construction and Engineering	8.31% (S + 4.00%)	12/1/2028	9,003,275	8,971,644	9,042,664	1.8%
Micro Holding Corp. (6)(8)	IT Services	8.25% (S + 4.25%)	5/3/2028	5,739,844	5,158,950	5,535,362	1.1%
Micro Holding Corp. (6)(8)	IT Services	8.41% (S + 4.25%)	12/31/2031	3,884,972	3,813,377	3,583,887	0.7%
Minotaur Acquisition, Inc.	Diversified Financial Services	9.16% (S + 4.75%)	5/10/2030	1,124,592	1,124,592	1,133,405	0.2%
Minotaur Acquisition, Inc. (7)	Diversified Financial Services	9.16% (S + 4.75%)	5/10/2030	6,886,987	6,886,987	6,955,541	1.4%
Momentive Performance Materials Inc. (6)(8)	Chemicals	8.16% (S + 4.00%)	3/29/2028	3,725,431	3,666,835	3,748,715	0.8%
MRI Software LLC (7)(16)	Software	8.75% (S + 4.75%)	2/10/2027	63,637	62,566	63,653	0.0%
MRI Software LLC (7)	Software	8.75% (S + 4.75%)	2/10/2027	6,294,113	6,266,814	6,282,311	1.3%
NAPA Management Services Corporation (6)(8)	Healthcare Providers and Services	9.51% (S +CSA + 5.25%)	2/23/2029	9,686,882	9,579,330	6,506,340	1.3%
Natgasoline LLC (7)(8)	Chemicals	9.50% (S + 5.50%)	3/25/2030	6,880,332	6,787,823	6,980,682	1.4%
National Mentor Holdings, Inc. (6)(8)	Healthcare Providers and Services	7.85% (S +CSA + 3.75%)	2/18/2028	291,993	291,656	291,300	0.1%
National Mentor Holdings, Inc. (6)(8)	Healthcare Providers and Services	7.85% (S +CSA + 3.75%)	2/18/2028	8,878,501	8,869,299	8,857,414	1.8%
New WPCC Parent, LLC (6)	Healthcare Providers and Services	13.80% (S + 9.50% cash)/S + 11.50% incl. 8.00% PIK)	5/9/2030	1,210,233	1,210,233	1,125,517	0.2%
Nexus Buyer LLC	Diversified Financial Services	9.91% (S + 5.75%)	1/30/2032	6,000,000	5,940,566	6,000,750	1.2%
Nexus Buyer LLC (6)(8)	Diversified Financial Services	7.66% (S + 3.50%)	7/31/2031	9,900,312	9,705,577	9,888,184	2.0%
Northstar Group Services, Inc. (7)(8)	Construction and Engineering	8.88% (S + 4.75%)	5/8/2030	11,218,025	11,221,076	11,295,149	2.3%
NSM Top Holdings Corp. (6)(8)	Healthcare Equipment and Supplies	8.85% (S +CSA + 4.75%)	5/14/2029	6,791,622	6,773,960	6,869,114	1.4%
Nvent Electric Public Limited Company (4)(8)	Electrical Equipment	7.16% (S + 3.00%)	1/30/2032	2,000,000	1,990,968	2,011,570	0.4%
Ontario Gaming GTA Limited Partnership (4)(6)(8)	Hotels, Restaurants and Leisure	8.24% (S + 4.25%)	8/1/2030	8,279,283	8,278,654	8,098,173	1.7%
Optimizely North America Inc. (7)	Software	9.16% (S + 5.00%)	10/30/2031	4,518,958	4,514,375	4,508,055	0.9%
Orchid Merger Sub II, LLC (6)	Software	9.01% (S +CSA + 4.75%)	7/27/2027	3,627,576	3,555,421	1,772,978	0.4%
Oregon Clean Energy, LLC (6)	Independent Power and Renewable Electricity Producers	7.50% (S + 3.50%)	7/12/2030	2,042,975	2,034,824	2,057,307	0.4%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of September 30, 2025

(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Osaic Holdings, Inc (8)	Diversified Financial Services	7.16% (S + 3.00%)	8/2/2032	$3,000,000	$2,992,500	$3,001,710	0.6%
Osmosis Buyer Limited (6)(7)	Food Products	7.28% (S + 3.00%)	7/31/2028	8,471,948	8,475,478	8,498,254	1.7%
Outcomes Group Holdings, Inc. (6)(8)	Healthcare Providers and Services	7.16% (S + 3.00%)	5/6/2031	4,493,324	4,476,829	4,523,811	0.9%
Padagis, LLC (6)(8)	Pharmaceuticals	9.29% (S +CSA + 4.75%)	7/6/2028	8,983,493	8,926,268	8,040,227	1.6%
Park River Holdings, Inc. (8)	Building Products	8.49% (S + 4.50%)	9/25/2031	3,000,000	2,955,000	3,006,000	0.6%
Patriot Growth Insurance Services, LLC (7)(17)	Insurance	9.00% (S + 5.00%)	10/16/2028	4,456,308	4,404,750	4,468,631	0.9%
Patriot Growth Insurance Services, LLC (7)	Insurance	9.15% (S +CSA + 5.00%)	10/16/2028	1,989,749	1,980,745	1,995,199	0.4%
Peraton Corp. (7)(8)	Aerospace and Defense	8.01% (S +CSA + 3.75%)	2/1/2028	8,616,952	8,621,213	7,289,425	1.5%
Petco Health and Wellness Company Inc (4)(6)(8)	Specialty Retail	7.51% (S +CSA + 3.25%)	3/3/2028	6,000,000	5,623,589	5,857,800	1.2%
Plano Holdco, Inc. (8)	Diversified Financial Services	7.50% (S + 3.50%)	10/2/2031	4,975,000	4,953,435	4,875,500	1.0%
Pluto Acquisition I, Inc. (6)	Healthcare Providers and Services	9.50% (S + 5.50%)	6/20/2028	1,331,311	1,331,311	1,334,639	0.3%
PMHC II Inc. (6)(8)	Chemicals	8.73% (S +CSA + 4.25%)	4/23/2029	10,832,089	10,697,495	8,779,463	1.8%
Precisely Software Incorporated (6)(8)	IT Services	8.57% (S +CSA + 4.00%)	4/24/2028	10,582,097	10,568,285	10,254,052	2.1%
Pretium PKG Holdings, Inc.	Containers and Packaging	9.32% (S + 5.00% incl. 1.25% PIK)	10/2/2028	1,535,395	1,499,975	1,532,517	0.3%
Pretium PKG Holdings, Inc. (6)(7)	Containers and Packaging	8.92% (S + 4.60% incl. 0.70% PIK)	10/2/2028	5,630,517	5,601,186	2,544,994	0.5%
Project Alpha Intermediate Holding, Inc. (6)(8)	Software	7.25% (S + 3.25%)	10/26/2030	7,865,538	7,781,031	7,896,371	1.6%
PROOFPOINT INC (8)	Software	7.16% (S + 3.00%)	8/31/2028	3,969,773	3,967,779	3,990,297	0.8%
PT Intermediate Holdings III, LLC (7)	Machinery	9.00% (S + 5.00% incl. 1.75% PIK)	4/9/2030	10,025,479	9,978,128	9,998,957	2.0%
PVKG Investment Holdings Inc. (6)(7)	IT Services	9.91% (S + 5.75%)	6/4/2030	1,737,165	1,706,084	955,440	0.2%
Radar Bidco SARL (4)(8)	Diversified Consumer Services	7.56% (S + 3.25%)	4/4/2031	2,000,000	2,000,000	2,012,500	0.4%
Radiology Partners Inc (6)(8)	Healthcare Providers and Services	8.50% (S + 4.50%)	6/25/2032	8,000,000	7,921,276	7,995,840	1.6%
Raven Acquisition Holdings LLC (8)	Healthcare Technology	7.16% (S + 3.00%)	11/19/2031	2,592,048	2,799,746	2,794,925	0.6%
RC Buyer, Inc. (8)	Auto Components	7.78% (S +CSA + 3.50%)	7/28/2028	1,510,009	1,509,212	1,503,591	0.3%
RealPage, Inc. (6)	Real Estate Management and Development	7.75% (S + 3.75%)	4/24/2028	5,970,000	5,947,504	5,996,507	1.2%
RealTruck Group, Inc.	Auto Components	9.28% (S +CSA + 5.00%)	1/31/2028	1,970,000	1,940,999	1,840,719	0.4%
RealTruck Group, Inc. (6)	Auto Components	8.03% (S +CSA + 3.50%)	1/20/2028	6,785,287	6,784,686	6,181,566	1.3%
Recovery Solutions Parent, LLC	Healthcare Providers and Services	11.80% (S + 7.50/S + 8.50% incl. 5.00% PIK)	1/28/2030	2,372,200	2,372,200	2,363,304	0.5%
Red Planet Borrower LLC (6)(8)	IT Services	8.16% (S + 4.00%)	8/9/2032	13,000,000	12,867,344	12,675,000	2.6%
Redstone Holdco 2 LP (6)(7)	IT Services	9.32% (S + 4.75%)	4/14/2028	4,892,258	4,877,364	2,568,435	0.5%
Renaissance Holding Corp. (6)(8)	Software	8.16% (S + 4.00%)	4/5/2030	11,527,467	11,417,290	10,020,481	2.0%
Rithum Holdings Inc (6)(8)	IT Services	8.75% (S + 4.75%)	7/21/2032	5,000,000	4,900,961	5,004,700	1.0%
Rocket Software, Inc. (6)(8)	Software	7.91% (S + 3.75%)	11/28/2028	12,137,550	11,965,563	12,178,028	2.5%
Rohm Holding GmbH (4)(6)(7)(8)	Chemicals	9.70% (S + 5.50% incl. 0.25bp PIK)	1/31/2029	10,610,418	10,491,212	9,496,324	1.9%
Ryan, LLC (7)	Professional Services	7.66% (S + 3.50%)	11/8/2030	5,321,546	5,246,899	5,338,681	1.1%
Sitel Group (4)	IT Services	8.03% (S +CSA + 3.75%)	8/28/2028	2,961,440	2,407,678	1,508,987	0.3%
Solina Group Services SAS (4)(8)	Food Products	7.31% (S + 3.25%)	3/12/2029	1,990,000	1,990,000	2,004,308	0.4%
Specialty Building Products Holdings, LLC (6)(7)(8)	Building Products	8.01% (S +CSA + 3.75%)	10/5/2028	9,650,000	9,644,472	9,324,313	1.9%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of September 30, 2025

(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Star Holding LLC (6)(8)	Energy Equipment and Services	8.66% (S + 4.50%)	7/31/2031	$6,952,443	$6,930,496	$6,909,547	1.4%
Starlight Parent LLC (8)	Software	8.03% (S + 4.00%)	4/16/2032	4,000,000	3,885,709	3,935,000	0.8%
Stepstone Group MidCo 2 GmbH, The (4)(6)(8)	Interactive Media Services	8.61% (S + 4.50%)	12/4/2031	9,975,000	9,890,013	9,488,719	1.9%
Summer BC Holdco B LLC (4)(6)(7)(8)	Media	9.26% (S +CSA + 5.00%)	2/12/2029	11,704,642	11,647,360	11,568,108	2.4%
Tank Holding Corp.	Containers and Packaging	10.26% (S +CSA + 6.00%)	3/31/2028	887,543	877,248	842,336	0.2%
Tank Holding Corp.	Containers and Packaging	10.01% (S +CSA + 5.75%)	3/31/2028	2,443,182	2,412,298	2,323,466	0.5%
Tank Holding Corp.	Containers and Packaging	10.26% (S +CSA + 6.00%)	3/31/2028	2,047,500	2,022,832	1,943,211	0.4%
TCP Sunbelt Acquisition Co. (6)(8)	Electronic Equipment, Instruments and Components	8.45% (S + 4.25%)	10/16/2031	9,925,000	9,897,398	9,966,338	2.0%
team.Blue Finco Sarl (4)(6)(8)	IT Services	7.37% (S + 3.25%)	7/12/2032	4,990,323	4,965,371	4,996,585	1.0%
The E.W. Scripps Company (6)	Media	10.01% (S +CSA + 5.75%)	6/30/2028	3,603,202	3,386,204	3,648,999	0.7%
Thryv, Inc. (4)(6)	Professional Services	10.91% (S + 6.75%)	5/1/2029	5,400,000	5,357,716	5,433,750	1.1%
TMC Buyer, Inc. (6)(8)	Construction and Engineering	9.06% (S + 4.75%)	10/25/2030	6,557,028	6,518,074	6,572,300	1.3%
Tosca Services, LLC (6)	Containers and Packaging	8.91% (S + CSA + 4.75% incl. 3.25% PIK)	11/30/2028	8,029,130	7,957,503	7,660,312	1.6%
Tosca Services, LLC (8)	Containers and Packaging	11.46% (S + 5.50%)	11/30/2028	1,372,991	1,372,991	1,398,735	0.3%
Transnetwork LLC (7)	Diversified Financial Services	8.75% (S + 4.75%)	12/29/2030	5,109,000	5,038,436	5,104,734	1.0%
U.S. Renal Care, Inc. (6)(7)(8)	Healthcare Providers and Services	9.28% (S +CSA + 5.00%)	6/20/2028	7,699,111	7,641,317	7,370,706	1.5%
Univision Communications Inc (8)	Media	8.25% (S + 4.25%)	6/25/2029	1,984,615	1,970,748	1,989,269	0.4%
US Fertility Enterprises, LLC (6)(8)	Healthcare Providers and Services	8.50% (S + 4.50%)	10/10/2031	216,304	214,380	217,115	0.0%
US Fertility Enterprises, LLC (6)(8)	Healthcare Providers and Services	8.50% (S + 4.50%)	10/11/2031	4,746,739	4,704,842	4,764,539	1.0%
US Radiology Specialists, Inc. (6)(8)	Healthcare Providers and Services	8.75% (S + 4.75%)	12/15/2027	12,356,889	12,319,196	12,412,063	2.5%
USIC Holdings, Inc. (7)(18)	Construction and Engineering	9.70% (S + 5.50%)	9/10/2031	67,714	67,714	68,230	0.0%
USIC Holdings, Inc. (7)(19)	Construction and Engineering	9.45% (S + 5.25%)	9/10/2031	112,196	112,196	113,378	0.0%
USIC Holdings, Inc. (7)	Construction and Engineering	9.70% (S + 5.50%)	9/10/2031	2,510,031	2,488,814	2,523,052	0.5%
Veracode (6)(8)	Software	9.16% (S +CSA + 4.75%)	5/2/2029	8,536,000	8,514,038	6,236,615	1.3%
Verifone Systems Inc (6)	Commercial Services and Supplies	10.07% (S +CSA + 5.50%)	8/18/2028	8,108,063	8,108,063	7,865,916	1.6%
WarHorse Gaming, LLC	Hotels, Restaurants and Leisure	13.48% (S +CSA + 9.25%)	6/30/2028	4,944,597	4,789,961	5,340,165	1.1%
Waterbridge NDB Operating LLC (6)(8)	Energy Equipment and Services	8.17% (S + 4.00%)	5/10/2029	9,900,000	9,895,366	9,936,284	2.0%
Watlow Electric Manufacturing Company (8)	Electrical Equipment	7.31% (S + 3.00%)	3/2/2028	3,737,903	3,737,278	3,746,519	0.8%
Xplor T1, LLC (7)	Professional Services	7.50% (S + 3.50%)	6/24/2031	7,177,500	7,148,228	7,186,472	1.5%
Zayo Group Holdings, Inc. (6)(8)	Diversified Telecommunication Services	7.78% (S + CSA + 3.50% incl. 0.50% PIK)	3/11/2030	5,866,992	5,866,992	5,710,549	1.2%
Total First Lien Senior Secured				1,149,132,256	1,140,000,815	1,083,952,312	221.0%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of September 30, 2025

(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Second Lien Senior Secured(2)
American Rock Salt Company LLC	Metals and Mining	11.71% (S +CSA + 7.25%)	6/4/2029	$2,750,000	$2,765,483	$1,621,358	0.4%
ARC Falcon I Inc. (8)	Chemicals	11.26% (S +CSA + 7.00%)	9/24/2029	2,427,315	2,353,791	2,433,382	0.5%
Aruba Investments, Inc. (6)(8)	Chemicals	12.01% (S +CSA + 7.75%)	10/27/2028	3,350,000	3,325,868	3,080,325	0.6%
Asurion, LLC (6)(8)	Insurance	9.53% (S +CSA + 5.25%)	1/19/2029	9,000,000	8,881,873	8,635,635	1.8%
Barracuda Networks, Inc.	Software	11.31% (S + 7.00%)	8/15/2030	4,000,000	3,898,268	2,167,520	0.4%
Delta Topco, Inc. (6)	IT Services	9.24% (S + 5.25%)	12/24/2030	4,500,000	4,481,512	4,497,188	0.9%
Edelman Financial Engines Center, LLC, The (8)	Diversified Financial Services	9.41% (S + 5.25%)	10/20/2028	2,500,000	2,495,905	2,508,588	0.5%
Ellucian Holdings Inc.	Software	8.91% (S + 4.75%)	11/15/2032	2,000,000	1,996,153	2,051,660	0.4%
First Brands Group, LLC (9)	Auto Components	13.07% (S +CSA + 8.50%)	3/24/2028	3,000,000	2,985,000	231,810	0.0%
Flash Charm, Inc.	IT Services	11.20% (S +CSA + 6.75%)	2/5/2029	3,353,659	3,364,548	2,716,463	0.6%
Gainwell Acquisition Corp.	Healthcare Providers and Services	12.39% (S +CSA + 8.00%)	10/2/2028	2,400,000	2,298,297	2,268,000	0.5%
Gainwell Acquisition Corp.	Healthcare Providers and Services	12.39% (S +CSA + 8.00%)	10/2/2028	3,000,000	2,972,245	2,835,000	0.6%
Help/Systems Holdings, Inc.	Software	11.16% (S +CSA + 6.75%)	11/19/2027	3,656,217	3,656,946	2,650,757	0.5%
Infinite Bidco, LLC (6)(8)	Electronic Equipment, Instruments and Components	11.57% (S +CSA + 7.00%)	2/24/2029	2,729,999	2,728,046	2,456,999	0.5%
Ivanti Software, Inc.	Software	11.81% (S +CSA + 7.25%)	6/1/2029	3,030,000	3,030,000	1,410,844	0.3%
Mitchell International, Inc. (6)(8)	Software	9.41% (S + 5.25%)	6/7/2032	7,500,000	7,469,214	7,449,375	1.5%
OneDigital Borrower LLC (8)	Insurance	9.41% (S + 5.25%)	7/2/2032	5,000,000	4,979,985	5,053,125	1.0%
Peraton Corp.	Aerospace and Defense	12.05% (S +CSA + 7.75%)	2/1/2029	2,898,876	2,936,227	1,747,602	0.4%
Pretium PKG Holdings, Inc. (6)	Containers and Packaging	11.24% (S +CSA + 6.75%)	9/30/2029	2,000,000	1,988,338	217,500	0.0%
Vision Solutions, Inc. (8)	IT Services	11.82% (S +CSA + 7.25%)	4/23/2029	5,500,000	5,450,813	5,288,030	1.1%
Total Second Lien Senior Secured				74,596,066	74,058,512	61,321,161	12.5%

Corporate Bonds
Altice Financing S.A. (4)	Diversified Telecommunication Services	5.00%	1/15/2028	3,000,000	2,760,806	2,340,000	0.5%
KOBE US Midco 2 Inc	Chemicals	9.25% Cash/10.00% PIK	11/1/2026	2,309,462	2,304,449	2,049,647	0.4%
Smyrna Ready Mix Concrete (8)	Construction Materials	6.00%	11/1/2028	3,000,000	3,000,000	3,000,000	0.6%
Total Corporate Bonds				8,309,462	8,065,255	7,389,647	1.5%

Total Debt Investments				$1,232,037,784	$1,222,124,582	$1,152,663,120	235.0%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of September 30, 2025

(Unaudited)

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
CLO Mezzanine(2)
AIMCO 2015-AA FR4 (4)	Structured Note	11.41% (S + 7.18%)	10/17/2038	$2,000,000	$1,960,217	$1,986,290	0.4%
AIMCO 2018-AA FR (4)	Structured Note	11.57% (S + 7.25%)	10/17/2037	3,000,000	2,970,560	2,970,445	0.6%
APID 2013-12A ER (4)	Structured Note	9.98% (S + 5.40%)	4/15/2031	2,425,000	2,427,098	2,431,301	0.5%
APID 2016-24A DR (4)	Structured Note	10.39% (S +CSA + 5.80%)	10/20/2030	2,200,000	2,149,682	2,211,777	0.5%
BABSN 2022-2A ER (4)	Structured Note	11.22% (S + 6.90%)	7/15/2039	3,000,000	3,056,446	3,047,027	0.6%
CBAMR 2018-8A E1R (4)	Structured Note	11.72% (S + 7.40%)	7/15/2037	1,000,000	1,020,961	1,013,084	0.2%
CGMS 2020-2A ER (4)	Structured Note	13.11% (S + 8.53%)	1/25/2035	4,000,000	3,914,837	3,887,388	0.8%
CIFC 2023-2A E (4)	Structured Note	12.30% (S + 7.97%)	1/21/2037	2,700,000	2,762,659	2,762,114	0.6%
ELM14 2022-1A FR (4)	Structured Note	12.28% (S + 8.01%)	10/20/2038	1,500,000	1,455,439	1,496,675	0.3%
ELM20 2022-7A ER (4)	Structured Note	10.32% (S + 6.00%)	1/17/2037	2,400,000	2,433,431	2,410,317	0.5%
ELMW2 2019-2A FRR (4)	Structured Note	12.15% (S + 7.82%)	10/20/2037	2,000,000	1,926,256	1,929,091	0.4%
ELMW8 2021-1X ER (4)	Structured Note	10.58% (S + 6.25%)	4/20/2037	2,250,000	2,294,471	2,272,392	0.5%
GLM 2020-7A FR (4)	Structured Note	12.34% (S + 7.75%)	4/20/2034	2,000,000	1,920,806	1,982,123	0.4%
GLM 2021-9A FR (4)	Structured Note	12.79% (S + 8.46%)	4/20/2037	3,000,000	2,919,994	2,975,812	0.6%
MORGN 2020-6A F (4)	Structured Note	12.62% (S + 8.04%)	10/23/2034	2,800,000	2,741,678	2,622,839	0.5%
THAYR 2017-1A ER (4)	Structured Note	13.46% (S +CSA + 8.87%)	4/20/2034	1,300,000	1,271,625	1,217,860	0.2%
Total CLO Mezzanine				37,575,000	37,226,160	37,216,535	7.6%

CLO Equity
BABSN 2018-4A SUB (4)	Structured Subordinated Note	NA	10/15/2030	4,000,000	621,212	640,000	0.2%
DRSLF 2020-86A SUB (4)	Structured Subordinated Note	NA	7/17/2034	6,000,000	2,744,612	2,240,393	0.5%
HLM 12A-18 SUB (4)	Structured Subordinated Note	NA	7/18/2031	7,500,000	28,943	30,750	0.0%
LNGPT 2017-1A SUB (4)	Structured Subordinated Note	NA	1/17/2030	6,358,000	715,474	677,127	0.1%
REG12 2019-1A SUB (4)	Structured Subordinated Note	NA	10/15/2032	6,000,000	3,159,484	2,994,401	0.6%
SPEAK 2017-4A SUB (4)	Structured Subordinated Note	NA	10/26/2034	5,000,000	1,851,886	727,703	0.1%
STRAS 2021-1A SUB (4)	Structured Subordinated Note	NA	12/29/2029	2,000,000	-	4,200	0.0%
Total CLO Equity				36,858,000	9,121,611	7,314,574	1.5%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of September 30, 2025

(Unaudited)

		Number of Shares	Cost	Fair Value	Percentage of Net Assets
Equity Investments
Aimbridge Acquisition Co., Inc. (6)(8)	Hotels, Restaurants and Leisure	70,561	$4,657,026	$4,798,148	1.0%
Mitel Networks	Diversified Telecommunication Services	3,061	30,610	7,668	0.0%
New WPCC Parent, LLC (6)	Healthcare Providers and Services	62,372	23,390	31,186	0.0%
New WPCC Parent, LLC	Healthcare Providers and Services	60,894	713,817	365,364	0.1%
PVKG Investments Holdings Inc	IT Services	89,288	1,258,194	446,440	0.1%
Recovery Solutions Parent, LLC (6)	Healthcare Providers and Services	98,983	2,229,831	1,682,711	0.3%
Total Equity Investments		385,159	8,912,868	7,331,517	1.5%

Total Equity and Other Investments		74,818,159	$55,260,639	$51,862,626	10.6%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of September 30, 2025

(Unaudited)

	Number of Shares	Cost	Fair Value	Percentage of Net Assets
Short-Term Investments
Fidelity Investments Money Market Government Portfolio - Institutional Class, 4.08% (6)(7)(10)	35,473,207	$35,473,207	$35,473,207	7.2%
Morgan Stanley Liquidity Funds US Dollar Treasury Liquidity Fund - Institutional Class, 3.97% (8)(10)	18,989,011	18,989,011	18,989,011	3.9%
Total Short-Term Investments	54,462,218	54,462,218	54,462,218	11.1%
Total Investments	$1,361,318,161	$1,331,847,439	$1,258,987,964	256.7%
Liabilities in Excess of Other Assets			(768,542,751)	(156.7)%
Net Assets			$490,445,213	100.0%

(1)
The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(2)
Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”), SOFR + Credit Spread Adjustment (S+CSA), where the Credit Spread Adjustment is a defined additional spread amount based on the tenor of SOFR the borrower selects, the Euro Interbank Offered Rate (“Euribor” or “E”), the U.S. Prime Rate (“P”), or an alternate base rate (which can include the Federal Funds Effective Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. For the holdings as of September 30, 2025 that have S+CSA as the base rate, the credit spread adjustment ranges from 0.1 bps to 26 bps.
(3)
As of September 30, 2025, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
(4)
Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2025, 17.4% of the Company’s total assets were in non-qualifying investments.
(5)
As of September 30, 2025, the tax cost of the Company’s investments approximates their amortized cost.
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
(9)
Loan was on non-accrual status as of September 30, 2025.
(10)
7-day effective yield as of September 30, 2025.
(11)
Of the $528,262 commitment to Aptean Inc, $476,945 was unfunded as of September 30, 2025.
(12)
Of the $1,197,934 commitment to Dwyer Instruments, LLC, $1,101,326 was unfunded as of September 30, 2025.
(13)
Of the $472,973 commitment to Enverus Holdings, Inc, $452,846 was unfunded as of September 30, 2025.
(14)
Of the $4,437,870 commitment to Galway Borrower, LLC, $3,719,452 was unfunded as of September 30, 2025.

(15)
Of the $559,500 commitment to Galway Borrower, LLC, $441,431 was unfunded as of September 30, 2025.
(16)
Of the $636,370 commitment to MRI Software, LLC, $572,733 was unfunded as of September 30, 2025.
(17)
Of the $4,970,278 commitment to Patriot Growth Insurance Services, LLC, $513,970 was unfunded as of September 30, 2025.
(18)
Of the $148,749 commitment to USIC Holdings, Inc., $81,035 was unfunded as of September 30, 2025.
(19)
Of the $321,873 commitment to USIC Holdings, Inc., $209,677 was unfunded as of September 30, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2024

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Debt Investments
First Lien Senior Secured(2)
888 Holdings PLC (4)(8)	Hotels, Restaurants and Leisure	9.50% (S + 5.25%)	7/8/2028	$7,299,910	$7,148,457	$7,064,961	1.2%
AAdvantage Loyalty IP Ltd. (4)(8)	Insurance	9.63% (S + CSA + 4.75%)	4/20/2028	2,625,000	2,608,954	2,699,273	0.4%
AccentCare, Inc. (8)	Healthcare Providers and Services	8.52% (S + 4.00%)	9/20/2028	5,850,434	5,851,160	5,358,002	0.9%
Accession Risk Management Group, Inc. (6)	Insurance	9.30% (S + 4.75%)	11/1/2029	2,974,487	2,974,486	2,974,486	0.5%
Accession Risk Management Group, Inc. (6)	Insurance	9.26% (S + 4.75%)	11/1/2029	790,047	771,398	791,034	0.0%
Accession Risk Management Group, Inc. (7)	Insurance	9.15% (S + 4.75%)	11/1/2029	6,066,872	6,029,528	6,074,456	1.0%
Acrisure, LLC (8)	Insurance	7.36% (S + 3.00%)	11/6/2030	6,919,034	6,904,897	6,939,030	1.2%
Ahead DB Holdings, LLC (8)	IT Services	7.83% (S + 3.50%)	2/1/2031	4,447,650	4,408,272	4,483,787	0.8%
Aimbridge Acquisition Co., Inc. (8)	Hotels, Restaurants and Leisure	8.60% (S + CSA + 3.75%)	2/2/2026	8,099,719	7,991,683	5,281,705	1.0%
Albion Financing 3 S.a r.l. (Albion Financing LLC) (4)(8)	Diversified Consumer Services	9.10% (S + CSA + 4.25%)	8/16/2029	2,985,000	2,985,000	3,019,819	0.6%
Alliance Laundry Systems LLC (8)	Machinery	7.84% (S + 3.50%)	8/19/2031	3,000,000	2,985,548	3,023,849	0.6%
Allied Universal Holdco LLC (8)	Professional Services	8.21% (S + CSA + 3.75%)	5/12/2028	9,741,810	9,725,291	9,785,744	1.8%
American Rock Salt Company LLC (6)	Metals and Mining	11.78% (S + CSA + 7.00%)	6/9/2028	704,345	638,293	714,323	0.1%
American Rock Salt Company LLC (6)(11)	Metals and Mining	11.47% (S + CSA + 7.00%)	6/9/2028	188,127	188,127	198,881	0.0%
American Rock Salt Company LLC (6)	Metals and Mining	8.78% (S + CSA + 4.00%)	6/9/2028	5,794,849	5,792,135	5,274,211	1.0%
Amynta Agency Borrower Inc. (Amynta Warranty Borrower Inc.) (8)	Insurance	7.34% (S + 3.00%)	12/6/2031	10,491,160	10,331,015	10,504,274	2.0%
Ankura Consulting Group, LLC (6)	Professional Services	7.84% (S + 3.50%)	12/17/2031	4,378,000	4,378,000	4,390,762	0.8%
AP Gaming I, LLC (4)(8)	Hotels, Restaurants and Leisure	8.11% (S + 3.75%)	2/15/2029	8,285,870	8,205,740	8,367,030	1.6%
Aptean Acquiror Inc. (7)(12)	Software	2.82% (S + 5.00%)	1/30/2031	85,148	82,254	86,271	0.0%
Aptean Acquiror Inc. (7)	Software	9.58% (S + 5.00%)	1/30/2031	5,215,792	5,169,294	5,251,590	1.0%
Aramsco, Inc. (7)	Machinery	9.08% (S + 4.75%)	10/10/2030	5,448,563	5,376,923	5,082,978	0.9%
ARC Falcon I Inc. (8)	Chemicals	7.96% (S + CSA + 3.50%)	8/31/2028	7,083,440	7,062,793	7,136,601	1.3%
Aretec Group, Inc. (8)	Diversified Financial Services	7.86% (S + 3.50%)	8/9/2030	10,920,063	10,815,659	10,956,754	2.0%
Aruba Investments, Inc. (8)	Chemicals	8.46% (S + CSA + 4.00%)	10/28/2027	7,933,386	7,900,656	7,973,053	1.5%
Ascend Learning, LLC (8)	Professional Services	7.96% (S + CSA + 3.50%)	11/18/2028	10,244,388	10,184,764	10,312,462	1.9%
Aspire Bakeries Holdings, LLC (8)	Food Products	8.61% (S + 4.25%)	12/13/2030	10,583,342	10,578,140	10,702,404	2.0%
AssuredPartners, Inc (8)	Insurance	7.86% (S + 3.50%)	2/14/2031	9,925,000	9,913,322	9,957,554	1.9%
Athletico Management, LLC (6)	Healthcare Providers and Services	8.73% (S + CSA + 4.25%)	2/2/2029	7,044,375	7,021,551	5,462,913	1.0%
Autokiniton US Holdings, Inc. (8)	Auto Components	8.47% (S + CSA + 4.00%)	4/6/2028	9,966,137	9,963,966	9,922,535	1.8%
Aveanna Healthcare LLC (4)(8)	Healthcare Providers and Services	8.36% (S + CSA + 3.75%)	6/30/2028	9,610,655	9,532,100	9,546,407	1.8%
Bach Finance Limited (4)(8)	Diversified Consumer Services	8.26% (S + 3.75%)	2/26/2031	1,990,000	1,985,781	2,006,169	0.4%
BarBri Holdings, Inc. (7)	Professional Services	10.42% (S + CSA + 5.75%)	4/28/2028	7,250,000	7,250,000	7,250,000	1.3%
Barracuda Networks, Inc. (8)	Software	9.09% (S + 4.50%)	8/15/2029	10,319,697	10,101,711	9,573,480	1.8%
B'laster Holdings, LLC (7)	Chemicals	9.12% (S + 4.75%)	10/25/2029	1,633,334	1,633,334	1,614,909	0.3%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2024

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
B'laster Holdings, LLC (6)	Chemicals	9.08% (S + 4.75%)	10/25/2029	$4,389,000	$4,310,310	$4,339,477	0.8%
Boxer Parent Company Inc. (8)	Software	8.34% (S + 3.75%)	7/30/2031	9,950,000	9,906,984	10,044,426	1.9%
Carriage Purchaser, Inc. (8)	Road and Rail	8.36% (S + 4.00%)	10/2/2028	8,793,633	8,793,520	8,833,028	1.6%
Carroll County Energy LLC (6)	Independent Power and Renewable Electricity Producers	8.33% (S + 4.00%)	6/30/2031	6,705,455	6,681,412	6,774,589	1.3%
Castle US Holding Corporation (7)	Professional Services	8.53% (S + CSA + 3.75%)	1/27/2027	1,941,053	1,937,162	1,156,304	0.2%
Castle US Holding Corporation (6)	Professional Services	8.78% (S + CSA + 4.00%)	1/31/2027	5,935,123	5,906,293	3,575,912	0.7%
CCI Buyer, Inc. (8)	Wireless Telecommunication Services	8.33% (S + 4.00%)	12/17/2027	9,626,106	9,621,288	9,647,572	1.8%
Cengage Learning, Inc. (8)	Diversified Consumer Services	8.01% (S + 3.50%)	3/24/2031	5,970,000	5,929,669	6,008,387	1.1%
Century De Buyer LLC (8)	Media	7.90% (S + 3.50%)	10/30/2030	1,990,000	1,973,127	2,010,726	0.4%
Congruex Group LLC (7)	Construction and Engineering	10.49% (S + 6.50% incl 5.00% PIK)	4/28/2029	6,218,118	6,113,609	4,838,473	0.9%
Connectwise LLC (8)	IT Services	8.09% (S + CSA + 3.50%)	9/29/2028	10,729,388	10,720,742	10,813,238	2.0%
Consolidated Communications, Inc. (4)(8)	Diversified Telecommunication Services	7.97% (S + CSA + 3.50%)	10/2/2027	8,428,009	8,052,013	8,357,256	1.6%
ConvergeOne Holdings, Inc. (6)	IT Services	10.21% (S + 5.75%)	6/4/2030	1,737,165	1,702,593	1,679,621	0.3%
Corelogic, Inc. (8)	Internet Software and Services	7.97% (S + CSA + 3.50%)	6/29/2028	9,719,540	9,664,400	9,614,520	1.8%
CP Atlas Buyer, Inc (8)	Building Products	8.21% (S + CSA + 3.75%)	11/23/2027	6,757,888	6,698,726	6,602,356	1.2%
CPM Holdings, Inc. (8)	Machinery	9.05% (S + 4.50%)	9/27/2028	7,969,500	7,925,726	7,749,223	1.4%
Creation Technologies Inc. (4)(8)	Electronic Equipment, Instruments and Components	10.35% (S + CSA + 5.50%)	10/5/2028	9,841,895	9,645,638	9,681,964	1.8%
Crown Subsea Communications Holding, Inc. (8)	Construction and Engineering	8.57% (S + 4.00%)	1/30/2031	7,417,737	7,394,854	7,547,548	1.4%
Curia Global, Inc. (8)	Healthcare Providers and Services	8.44% (S + CSA + 3.75%)	8/30/2026	4,751,577	4,747,305	4,556,074	0.8%
Deerfield Dakota Holding, LLC (8)	Diversified Financial Services	8.08% (S + 3.75%)	4/9/2027	4,775,000	4,746,893	4,681,004	0.9%
Delivery Hero SE (4)(6)	Diversified Consumer Services	9.52% (S + 5.00%)	12/12/2029	5,453,775	5,430,162	5,492,415	1.0%
Delta Topco, Inc. (6)	IT Services	8.20% (S + 3.50%)	11/30/2029	9,950,000	9,928,955	10,040,197	1.9%
DIRECTV Financing, LLC (8)	Media	9.85% (S + CSA + 5.00%)	8/2/2027	2,151,993	2,142,142	2,162,957	0.4%
Dotdash Meredith, Inc. (4)(8)	Media	8.05% (S + 3.50%)	12/1/2028	10,427,775	10,391,889	10,519,018	2.0%
Dwyer Instruments, LLC (6)	Electronic Equipment, Instruments and Components	9.27% (S + 4.75%)	7/21/2029	8,309,856	8,298,075	8,247,361	1.5%
ECL Entertainment, LLC (7)	Hotels, Restaurants and Leisure	7.86% (S + 3.50%)	8/30/2030	4,950,125	4,865,484	4,984,949	0.9%
Edelman Financial Engines Center, LLC, The (6)	Diversified Financial Services	7.36% (S + 3.00%)	4/7/2028	3,735,657	3,735,657	3,762,890	0.7%
Edgewater Generation, L.L.C. (8)	Independent Power and Renewable Electricity Producers	8.61% (S + 4.25%)	8/1/2030	8,282,051	8,291,034	8,409,264	1.6%
EFS Cogen Holdings I, LLC (8)	Independent Power and Renewable Electricity Producers	8.11% (S + 3.50%)	10/3/2031	6,611,286	6,614,123	6,652,607	1.2%
Endurance International Group, Inc., The (8)	Professional Services	8.14% (S + CSA + 3.50%)	2/10/2028	4,591,024	4,549,281	3,118,315	0.6%
Enverus Holdings, Inc. (7)(13)	Software	9.86% (S + 5.50%)	12/22/2029	14,089	8,187	16,806	0.0%
Enverus Holdings, Inc. (7)	Software	9.86% (S + 5.50%)	12/22/2029	6,169,595	6,086,741	6,185,913	1.2%
EP Purchaser, LLC (8)	Professional Services	9.09% (S + CSA + 4.50%)	11/6/2028	10,146,882	10,093,302	10,210,300	1.9%
EPIC Y-Grade Services, LP (8)	Energy Equipment and Services	10.34% (S + 5.75%)	6/29/2029	9,975,000	9,751,427	10,008,516	1.9%
Everest SubBidCo (4)(8)	IT Services	8.90% (S + 4.50%)	12/8/2031	5,340,000	5,260,000	5,290,000	1.0%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2024

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Filtration Group Corporation (8)	Industrial Conglomerates	7.97% (S + CSA + 3.50%)	10/21/2028	$3,929,538	$3,899,111	$3,965,395	0.7%
First Brands Group, LLC (8)	Auto Components	9.85% (S + CSA + 5.00%)	3/30/2027	8,628,717	8,637,079	8,125,404	1.5%
Flash Charm, Inc. (8)	IT Services	8.07% (S + 3.50%)	3/2/2028	9,626,400	9,606,066	9,472,377	1.8%
Flexera Software LLC (8)	Software	7.35% (S + 3.00%)	3/3/2028	8,644,408	8,633,517	8,713,304	1.6%
Forest City Enterprises, L.P. (8)	Real Estate Management and Development	7.96% (S + CSA + 3.50%)	12/8/2025	3,000,000	2,894,740	2,947,500	0.5%
Fugue Finance, LLC (4)(8)	Diversified Consumer Services	8.51% (S + 4.00%)	1/31/2028	3,905,587	3,852,802	3,947,494	0.7%
Gainwell Acquisition Corp. (8)	Healthcare Providers and Services	8.43% (S + CSA + 4.00%)	10/1/2027	8,697,201	8,596,938	8,445,939	1.6%
Galway Borrower LLC (7)(15)	Insurance	8.82% (S + 0.50%)	9/29/2028	79,929	43,839	98,681	0.0%
Galway Borrower LLC (7)(14)	Insurance	4.50% (S + 4.50%)	9/29/2028	46,802	43,167	48,264	0.0%
Garda World Security Corporation (4)(8)	Diversified Consumer Services	7.90% (S + 3.50%)	2/1/2029	9,824,873	9,630,569	9,880,187	1.8%
Genuine Financial Holdings LLC (8)	Professional Services	8.36% (S + 4.00%)	9/27/2030	10,384,837	10,336,150	10,514,648	2.0%
Global Medical Response, Inc. (6)	Healthcare Providers and Services	9.53% (S + 5.50% incl 0.75% PIK)	10/31/2028	9,040,777	9,021,793	9,083,178	1.7%
Gloves Buyer, Inc. (8)	Industrial Conglomerates	8.47% (S + CSA + 4.00%)	1/20/2028	6,488,967	6,492,118	6,495,715	1.2%
Great Outdoors Group, LLC (8)	Specialty Retail	8.22% (S + CSA + 3.75%)	3/6/2028	6,865,743	6,849,707	6,912,087	1.3%
Grinding Media Inc. (Molycop Ltd.) (8)	Metals and Mining	8.02% (S + 3.50%)	10/12/2028	10,779,492	10,750,795	10,846,864	2.0%
GS AcquisitionCo, Inc. (7)	Software	9.58% (S + 5.25%)	5/25/2028	3,198,883	3,193,992	3,206,357	0.6%
GS AcquisitionCo, Inc. (7)(16)	Software	9.58% (S + 5.25%)	5/25/2028	351,120	347,795	354,164	0.1%
HAH Group Holding Company LLC (8)	Healthcare Providers and Services	9.36% (S + 5.00%)	9/24/2031	10,212,609	10,090,154	10,228,133	1.9%
Hamilton Projects Acquiror, LLC (6)	Electric Utilities	8.11% (S + 3.75%)	6/2/2031	7,832,000	7,813,852	7,902,958	1.5%
Help/Systems Holdings, Inc. (8)	Software	8.69% (S + CSA + 4.00%)	11/19/2026	6,708,446	6,689,518	5,931,742	1.1%
Holding Socotec (4)(6)	Construction and Engineering	8.36% (S + 3.75%)	6/30/2028	4,000,000	3,990,000	4,023,340	0.7%
Hunterstown Generation, LLC (8)	Independent Power and Renewable Electricity Producers	7.83% (S + 3.50%)	11/6/2031	2,992,500	2,977,966	3,016,440	0.6%
Idemia Group S.A.S. (4)(8)	Internet Software and Services	8.58% (S + 4.25%)	9/30/2028	6,947,500	6,966,861	7,034,344	1.3%
IMA Financial Group, Inc. (7)	Insurance	7.37% (S + 3.00%)	11/1/2028	4,863,063	4,849,492	4,875,220	0.9%
Imagefirst Holdings, LLC (7)	Healthcare Providers and Services	8.58% (S + 4.25%)	4/27/2028	6,912,281	6,819,210	6,929,561	1.3%
Inception Finco S.a r.l. (4)(7)	Healthcare Providers and Services	8.83% (S + 4.50%)	4/18/2031	3,980,000	3,960,640	4,014,328	0.7%
Ineos Quattro Holdings UK Limited (4)(8)	Chemicals	8.61% (S + 4.25%)	10/7/2031	4,000,000	4,015,000	4,045,000	0.8%
Ineos Quattro Holdings UK Limited (4)(6)	Chemicals	8.71% (S + CSA + 4.25%)	4/2/2029	2,992,462	3,003,508	3,018,646	0.6%
Ineos US Finance LLC (4)(8)	Chemicals	7.35% (S + 3.00%)	2/7/2031	4,975,031	4,930,699	5,021,697	0.9%
Infinite Bidco, LLC (8)	Electronic Equipment, Instruments and Components	8.60% (S + CSA + 3.75%)	3/2/2028	6,281,726	6,253,394	6,244,036	1.2%
Infinite Bidco, LLC (6)	Electronic Equipment, Instruments and Components	10.77% (S + CSA + 6.25%)	3/2/2028	2,940,000	2,935,545	2,947,350	0.5%
Inmar, Inc. (8)	Professional Services	9.36% (S + 5.00%)	10/30/2031	7,704,590	7,585,665	7,739,492	1.4%
Invenergy Thermal Operating I LLC (8)	Independent Power and Renewable Electricity Producers	8.06% (S + 3.75%)	8/14/2029	3,977,673	3,929,315	4,027,394	0.7%
Invenergy Thermal Operating I LLC (8)	Independent Power and Renewable Electricity Producers	8.06% (S + 3.75%)	8/14/2029	387,823	383,155	392,670	0.1%
Ivanti Software, Inc. (8)	Software	8.90% (S + CSA + 4.00%)	12/1/2027	962,500	961,859	667,734	0.1%
Ivanti Software, Inc. (8)	Software	9.12% (S + CSA + 4.25%)	12/1/2027	8,762,831	8,668,910	6,079,214	1.1%
IVC Acquisition, Ltd. (4)(8)	Professional Services	9.08% (S + 4.75%)	12/12/2028	7,559,854	7,482,496	7,629,556	1.4%
Jack Ohio Finance LLC (7)	Hotels, Restaurants and Leisure	9.22% (S + CSA + 4.75%)	10/31/2028	4,842,223	4,844,727	4,864,013	0.9%
Kleopatra Finco S.a.r.l (4)(8)	Containers and Packaging	9.72% (S + CSA + 4.73%)	2/4/2026	1,925,000	1,924,525	1,766,188	0.3%
LBM Acquisition, LLC (8)	Building Products	8.30% (S + CSA + 3.75%)	6/6/2031	10,486,987	10,388,333	10,414,889	1.9%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2024

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Lifescan Global Corporation (6)	Healthcare Equipment and Supplies	11.12% (S + CSA + 6.50%)	12/31/2026	$4,915,602	$4,909,410	$1,720,461	0.3%
Lightstone Holdco LLC (8)	Independent Power and Renewable Electricity Producers	10.34% (S + 5.75%)	2/1/2027	13,815,952	13,328,042	13,997,287	2.6%
Lightstone Holdco LLC (8)	Independent Power and Renewable Electricity Producers	10.34% (S + 5.75%)	2/1/2027	781,479	753,917	791,736	0.1%
LogMeIn, Inc. (6)	IT Services	9.30% (S + CSA + 4.75%)	4/28/2028	4,110,159	4,082,690	3,755,657	0.7%
LogMeIn, Inc. (6)	IT Services	9.30% (S + CSA + 4.75%)	4/28/2028	4,110,159	4,080,014	1,888,618	0.4%
Logrhythm, Inc. (7)	IT Services	11.86% (S + 7.50%)	7/2/2029	6,363,636	6,363,636	6,218,582	1.2%
LSF12 Crown US Commercial Bidco, LLC (8)	Construction and Engineering	8.80% (S + 4.25%)	12/2/2031	10,000,000	9,987,727	10,000,050	1.9%
Magenta Security Holdings LLC (6)	Software	10.84% (S + 6.25%)	7/27/2028	949,963	938,743	969,262	0.2%
Magenta Security Holdings LLC (6)	Software	11.60% (S + CSA + 6.75%)	7/27/2028	641,850	638,367	593,711	0.1%
Magenta Security Holdings LLC (6)	Software	11.37% (S +CSA + 7.00 incl 6.25% PIK)	7/27/2028	1,153,421	1,148,852	693,973	0.1%
Magenta Security Holdings LLC (6)	Software	10.62% (S +CSA + 6.25 incl 5.50% PIK)	7/27/2028	6,088,275	6,069,701	2,141,764	0.4%
Maverick 1, LLC (6)	Software	9.10% (S + CSA + 4.25%)	5/18/2028	4,925,000	4,745,424	4,931,156	0.9%
Max US Bidco Inc. (6)	Food Products	9.36% (S + 5.00%)	10/3/2030	5,682,063	5,432,014	5,547,114	1.0%
Medical Solutions Holdings, Inc. (8)	Healthcare Providers and Services	8.19% (S + CSA + 3.50%)	11/1/2028	7,836,350	7,590,520	5,587,748	1.0%
Michael Baker International, LLC (8)	Construction and Engineering	9.11% (S + 4.75%)	12/1/2028	9,071,309	9,029,932	9,122,381	1.7%
Micro Holding Corp. (8)	IT Services	8.83% (S + 4.25%)	5/3/2028	5,798,563	5,680,945	5,808,131	1.1%
Micro Holding Corp. (8)	IT Services	8.61% (S + 4.25%)	12/31/2031	3,914,330	3,834,932	3,920,788	0.7%
Minotaur Acquisition, Inc. (6)	Diversified Financial Services	9.36% (S + 5.00%)	5/10/2030	1,162,791	1,162,791	1,150,257	0.2%
Minotaur Acquisition, Inc. (7)	Diversified Financial Services	9.36% (S + 5.00%)	5/10/2030	6,959,302	6,959,302	6,875,815	1.3%
MLN US HoldCo LLC (6)(9)	Diversified Telecommunication Services	8.95% (S + CSA + 4.50%)	12/31/2025	4,056,188	3,980,135	121,686	0.0%
Momentive Performance Materials Inc. (8)	Chemicals	8.36% (S + 4.00%)	3/29/2028	3,807,188	3,697,971	3,854,777	0.7%
MRI Software LLC (7)	Software	9.08% (S + 4.75%)	2/10/2027	6,344,043	6,300,467	6,305,437	1.2%
MRI Software LLC (7)(17)	Software	9.08% (S + 4.75%)	2/10/2027	35,354	32,067	33,123	0.0%
NAPA Management Services Corporation (8)	Healthcare Providers and Services	9.71% (S + CSA + 5.25%)	2/23/2029	9,762,169	9,632,454	9,127,677	1.7%
Natgasoline LLC (8)	Chemicals	9.02% (S + CSA + 3.50%)	10/31/2025	4,359,454	4,340,609	4,337,657	0.8%
National Mentor Holdings, Inc. (8)	Healthcare Providers and Services	8.18% (S + CSA + 3.75%)	2/18/2028	291,993	291,505	289,939	0.1%
National Mentor Holdings, Inc. (8)	Healthcare Providers and Services	8.20% (S + CSA + 3.75%)	2/18/2028	8,948,227	8,934,664	8,885,276	1.7%
Nexus Buyer LLC (8)	Diversified Financial Services	8.36% (S + 4.00%)	7/31/2031	9,950,063	9,733,624	9,998,669	1.9%
Nielsen Consumer Inc. (8)	Media	9.11% (S + 4.75%)	3/6/2028	12,718,104	12,139,172	12,845,285	2.4%
Northstar Group Services, Inc. (8)	Construction and Engineering	9.08% (S + 4.75%)	5/8/2030	11,303,225	11,304,691	11,389,186	2.1%
NSM Top Holdings Corp. (8)	Healthcare Equipment and Supplies	9.98% (S + CSA + 5.25%)	5/14/2029	6,842,901	6,821,415	6,928,437	1.3%
Nvent Electric Public Limited Company (4)(8)	Electrical Equipment	8.70% (S + 3.50%)	9/12/2031	2,000,000	1,990,000	2,024,380	0.4%
OneDigital Borrower LLC (6)	Insurance	7.61% (S + 3.25%)	6/13/2031	7,960,000	7,921,609	7,990,089	1.5%
Ontario Gaming GTA Limited Partnership (4)(8)	Hotels, Restaurants and Leisure	8.58% (S + 4.25%)	8/1/2030	8,342,483	8,340,478	8,370,055	1.6%
Optimizely North America Inc. (7)	Software	9.36% (S + 5.00%)	10/30/2031	4,541,667	4,537,083	4,527,140	0.8%
Orchid Merger Sub II, LLC (4)(6)	Software	9.21% (S + CSA + 4.75%)	7/27/2027	3,832,841	3,723,368	2,369,175	0.4%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2024

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Oregon Clean Energy, LLC (6)	Independent Power and Renewable Electricity Producers	8.32% (S + 4.00%)	6/26/2030	$2,302,842	$2,291,804	$2,313,631	0.4%
Osmosis Buyer Limited (8)	Food Products	8.05% (S + 3.50%)	7/31/2028	10,504,445	10,505,311	10,526,399	2.0%
Outcomes Group Holdings, Inc. (8)	Healthcare Providers and Services	7.61% (S + 3.25%)	5/6/2031	4,527,278	4,507,395	4,581,606	0.9%
Padagis, LLC (8)	Pharmaceuticals	9.60% (S + CSA + 4.75%)	7/31/2028	9,088,235	9,016,487	8,444,470	1.6%
Patriot Growth Insurance Services, LLC (7)(18)	Insurance	9.33% (S + 5.00%)	10/16/2028	3,513,300	3,449,676	3,503,929	0.7%
Peraton Corp. (8)	Aerospace and Defense	8.21% (S + CSA + 3.75%)	2/1/2028	8,686,121	8,694,473	8,104,325	1.5%
Plano Holdco, Inc. (8)	Diversified Financial Services	7.83% (S + 3.50%)	8/30/2031	5,000,000	4,975,249	5,050,000	0.9%
Pluto Acquisition I, Inc. (6)	Healthcare Providers and Services	9.84% (S + 5.50%)	6/20/2028	1,331,311	1,331,311	1,362,929	0.3%
PMHC II Inc. (8)	Chemicals	9.06% (S + 4.25%)	4/23/2029	10,915,843	10,751,634	10,782,451	2.0%
Precisely Software Incorporated (8)	IT Services	8.85% (S + CSA + 4.00%)	4/24/2028	10,664,770	10,644,552	10,520,795	2.0%
Pretium PKG Holdings, Inc. (6)	Containers and Packaging	9.57% (S + 5.00% incl 1.25% PIK)	10/2/2028	1,520,722	1,477,604	1,572,054	0.3%
Pretium PKG Holdings, Inc. (6)	Containers and Packaging	9.17% (S + 4.60% incl 0.70% PIK)	10/2/2028	5,600,234	5,566,370	4,478,423	0.8%
Project Alpha Intermediate Holding, Inc. (8)	Software	7.58% (S + 3.25%)	10/26/2030	9,925,125	9,793,823	10,001,102	1.9%
Project Boost Purchaser, LLC (8)	Professional Services	8.15% (S + 3.50%)	7/16/2031	10,793,890	10,796,628	10,884,073	2.0%
Prometric Holdings, Inc. (8)	Diversified Consumer Services	9.22% (S + CSA + 4.75%)	1/31/2028	5,649,644	5,570,428	5,729,982	1.1%
PT Intermediate Holdings III, LLC (6)	Machinery	9.60% (S + 5.00% incl 1.75% PIK)	4/9/2030	9,792,147	9,736,100	9,792,147	1.8%
Radiology Partners, Inc. (8)	Healthcare Providers and Services	9.78% (S +CSA + 5.00 incl 1.50% PIK)	1/31/2029	5,360,361	5,358,229	5,310,778	1.0%
RC Buyer, Inc. (8)	Auto Components	7.97% (S + CSA + 3.50%)	7/28/2028	2,031,514	2,029,270	2,024,435	0.4%
RealPage, Inc. (6)	Real Estate Management and Development	8.08% (S + 3.75%)	4/24/2028	6,000,000	5,970,045	6,035,640	1.1%
RealTruck Group, Inc. (6)	Auto Components	9.47% (S + CSA + 5.00%)	1/31/2028	1,985,000	1,947,123	1,992,444	0.4%
RealTruck Group, Inc. (6)	Auto Components	7.97% (S + CSA + 3.50%)	1/20/2028	6,838,575	6,837,009	6,647,676	1.2%
Red Planet Borrower, LLC (6)	Software	9.61% (S + 5.25%)	10/2/2028	2,000,000	1,921,897	2,007,500	0.4%
Red Planet Borrower, LLC (8)	Internet Software and Services	7.96% (S + CSA + 3.50%)	10/2/2028	10,461,867	10,391,355	10,316,133	1.9%
Redstone Holdco 2 LP (6)	IT Services	9.60% (S + CSA + 4.75%)	4/14/2028	4,892,258	4,872,862	2,963,314	0.6%
Renaissance Holding Corp. (8)	Software	8.36% (S + 4.00%)	4/5/2030	11,615,463	11,488,587	11,601,757	2.2%
Rocket Software, Inc. (8)	Software	8.61% (S + 4.25%)	11/28/2028	12,229,269	12,229,269	12,335,542	2.3%
Rohm Holding GmbH (4)(6)	Chemicals	10.84% (S + 5.50% incl 0.25% PIK)	1/31/2029	8,678,106	8,557,334	8,341,830	1.6%
Rohm Holding GmbH (4)(8)	Chemicals	10.84% (S + 5.50% incl 0.25% PIK)	1/31/2029	1,985,804	1,981,412	1,908,854	0.4%
Runner Buyer Inc. (7)	Household Durables	10.11% (S + CSA + 5.50%)	10/20/2028	4,862,500	4,834,672	2,309,031	0.4%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2024

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Ryan, LLC (7)	Professional Services	7.86% (S + 3.50%)	11/8/2030	$5,362,065	$5,277,303	$5,383,862	1.0%
Sitel Group (4)(6)	IT Services	8.22% (S + CSA + 3.75%)	8/28/2028	2,984,576	2,317,145	2,022,050	0.4%
Sovos Compliance, LLC (7)	Software	8.97% (S + CSA + 4.50%)	7/28/2028	3,882,945	3,880,904	3,916,261	0.7%
Specialty Building Products Holdings, LLC (8)	Building Products	8.21% (S + CSA + 3.75%)	10/5/2028	9,725,000	9,715,033	9,694,123	1.8%
Star Holding LLC (8)	Energy Equipment and Services	8.86% (S + 4.50%)	7/31/2031	3,990,000	3,999,776	3,987,087	0.7%
Stepstone Group MidCo 2 GmbH, The (4)(8)	Interactive Media Services	8.98% (S + 4.50%)	12/4/2031	10,000,000	9,900,000	9,900,000	1.8%
Summer BC Holdco B LLC (4)(8)	Media	9.59% (S + CSA + 5.00%)	2/12/2029	9,788,625	9,737,509	9,871,241	1.8%
Tank Holding Corp. (6)(19)	Containers and Packaging	10.44% (S + CSA + 6.00%)	3/31/2028	759,293	746,145	746,437	0.1%
Tank Holding Corp. (6)	Containers and Packaging	10.25% (S + CSA + 5.75%)	3/31/2028	2,462,121	2,423,916	2,427,762	0.5%
Tank Holding Corp. (6)	Containers and Packaging	10.46% (S + CSA + 6.00%)	3/31/2028	2,063,250	2,031,599	2,033,591	0.4%
TCP Sunbelt Acquisition Co. (8)	Electronic Equipment, Instruments and Components	8.77% (S + 4.25%)	10/16/2031	10,000,000	9,968,226	10,056,250	1.9%
Tecta America Corp. (8)	Construction and Engineering	8.47% (S + CSA + 4.00%)	4/6/2028	8,410,775	8,400,155	8,466,832	1.6%
Thryv, Inc. (4)(6)	Professional Services	11.11% (S + 6.75%)	5/1/2029	5,900,000	5,844,652	6,010,625	1.1%
Titan US Finco, LLC (4)	Media	8.59% (S + CSA + 4.00%)	10/6/2028	5,835,000	5,826,234	5,867,851	1.1%
TMC Buyer, Inc. (6)	Construction and Engineering	9.57% (S + 5.00%)	11/1/2030	4,583,333	4,534,059	4,645,833	0.9%
Tosca Services, LLC (8)	Containers and Packaging	9.88% (S + 5.50%)	11/30/2028	1,372,991	1,372,991	1,423,620	0.3%
Tosca Services, LLC (6)	Containers and Packaging	6.58% (S +CSA + 4.75 incl 3.25% PIK)	11/30/2028	6,850,574	6,817,288	5,947,155	1.1%
Transnetwork LLC	Diversified Financial Services	9.08% (S + 4.75%)	12/29/2030	5,148,000	5,067,764	5,186,610	1.0%
U.S. Renal Care, Inc. (8)	Healthcare Providers and Services	9.47% (S + CSA + 5.00%)	6/20/2028	7,758,184	7,686,796	7,286,641	1.4%
US Fertility Enterprises, LLC (8)	Healthcare Providers and Services	8.78% (S + 4.50%)	10/11/2031	4,782,609	4,733,422	4,832,634	0.9%
US Radiology Specialists, Inc. (8)	Healthcare Providers and Services	9.08% (S + 4.75%)	12/15/2027	12,450,502	12,401,186	12,548,550	2.3%
USIC Holdings, Inc. (7)(20)	Construction and Engineering	10.09% (S + 5.50%)	9/10/2031	9,853	9,853	9,919	0.0%
USIC Holdings, Inc. (7)(21)	Construction and Engineering	9.84% (S + 5.50%)	9/10/2031	2,528,999	2,504,805	2,530,124	0.5%
USIC Holdings, Inc. (7)	Construction and Engineering	2.25% (S + 5.25%)	9/10/2031	73,571	73,571	73,805	0.0%
Veracode (8)	Software	9.19% (S + CSA + 4.50%)	4/20/2029	8,602,000	8,572,892	8,042,397	1.5%
VeriFone Systems, Inc. (6)	Commercial Services and Supplies	8.78% (S + CSA + 4.00%)	8/20/2025	9,069,121	8,973,066	8,532,229	1.6%
Vocus Group (4)(8)	Diversified Telecommunication Services	8.26% (S + CSA + 3.50%)	7/20/2028	1,955,000	1,941,669	1,968,441	0.4%
WarHorse Gaming, LLC (6)	Hotels, Restaurants and Leisure	13.71% (S + CSA + 9.25%)	6/30/2028	5,000,000	4,826,028	5,200,000	1.0%
Waterbridge NDB Operating LLC (8)	Energy Equipment and Services	8.52% (S + 3.75%)	5/10/2029	9,975,000	9,966,314	10,095,249	1.9%
Watlow Electric Manufacturing Company (8)	Electrical Equipment	8.09% (S + 3.50%)	3/2/2028	7,715,591	7,713,903	7,809,953	1.5%
Wellpath (CCS-CMGC Holdings, Inc.) (6)(9)	Healthcare Providers and Services	10.28% (S + 7.50%)	10/1/2025	2,725,681	2,680,477	980,673	0.2%
Wellpath Holdings, Inc. (6)	Healthcare Providers and Services	11.51% (S + 7.50% incl 1.00% PIK)	6/9/2025	640,109	640,109	640,109	0.1%
Wellpath Holdings, Inc. (6)	Healthcare Providers and Services	11.65% (S + 7.50% incl 1.00% PIK)	6/9/2025	843,942	843,942	852,381	0.2%
Wellpath Holdings, Inc. (6)	Healthcare Providers and Services	11.30% (S + 6.93% PIK)	6/9/2025	1,050,573	1,033,150	377,986	0.1%
Wellpath Holdings, Inc. (6)	Healthcare Providers and Services	11.31% (S+6.93% PIK)	6/9/2025	228,276	224,776	82,131	0.0%
Wellpath Holdings, Inc. (6)	Healthcare Providers and Services	11.31% (S+6.93% PIK)	6/9/2025	1,267,499	1,248,081	456,033	0.1%
Xplor T1, LLC (7)	Professional Services	7.83% (S + 3.50%)	6/24/2031	7,231,875	7,198,471	7,304,194	1.4%
Zayo Group Holdings, Inc. (8)	Diversified Telecommunication Services	8.61% (S + 4.25%)	3/9/2027	4,982,078	4,741,747	4,692,195	0.9%
Zayo Group Holdings, Inc. (6)	Diversified Telecommunication Services	7.47% (S + CSA + 3.00%)	3/9/2027	3,000,000	2,857,500	2,816,370	0.5%
Zegona Holdco Limited (4)(8)	Diversified Telecommunication Services	9.40% (S + 4.25%)	7/17/2029	9,975,000	9,939,443	10,062,281	1.9%
Total First Lien Senior Secured				1,254,508,041	1,243,362,037	1,206,603,630	224.3%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2024

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Second Lien Senior Secured(2)
American Rock Salt Company LLC (6)	Metals and Mining	12.03% (S + CSA + 7.25%)	6/4/2029	$2,750,000	$2,768,242	$1,934,158	0.3%
ARC Falcon I Inc. (8)	Chemicals	11.46% (S + CSA + 7.00%)	9/24/2029	4,677,315	4,503,304	4,626,660	0.9%
Aruba Investments, Inc. (8)	Chemicals	12.21% (S + CSA + 7.75%)	10/27/2028	3,350,000	3,320,618	3,299,047	0.6%
Asurion, LLC (8)	Insurance	9.72% (S + CSA + 5.25%)	1/19/2029	9,000,000	8,858,052	8,713,800	1.6%
Barracuda Networks, Inc. (6)	Software	11.59% (S + 7.00%)	8/15/2030	4,000,000	3,885,541	3,226,260	0.6%
DCert Buyer, Inc. (8)	IT Services	11.36% (S + 7.00%)	2/19/2029	1,500,000	1,499,392	1,222,500	0.2%
Delta Topco, Inc. (6)	IT Services	9.95% (S + 5.25%)	12/24/2030	4,500,000	4,479,629	4,572,000	0.9%
Edelman Financial Engines Center, LLC, The (8)	Diversified Financial Services	9.61% (S + 5.25%)	10/20/2028	2,500,000	2,494,232	2,525,788	0.5%
Ellucian Holdings Inc. (6)	Software	9.11% (S + 4.75%)	11/15/2032	2,000,000	1,995,000	2,043,340	0.4%
First Brands Group, LLC (6)	Auto Components	13.35% (S + CSA + 8.50%)	3/24/2028	3,000,000	2,987,577	2,730,000	0.5%
Flash Charm, Inc. (6)	IT Services	11.47% (S + CSA + 6.75%)	2/5/2029	3,353,659	3,366,584	3,265,625	0.6%
Gainwell Acquisition Corp. (6)	Healthcare Providers and Services	12.68% (S + CSA + 8.00%)	10/2/2028	3,000,000	2,966,042	2,640,000	0.5%
Gainwell Acquisition Corp. (6)	Healthcare Providers and Services	12.69% (S + CSA + 8.00%)	10/2/2028	2,400,000	2,278,143	2,112,000	0.4%
Help/Systems Holdings, Inc. (6)	Software	11.44% (S + CSA + 6.75%)	11/19/2027	3,656,217	3,658,067	2,358,260	0.4%
Infinite Bidco, LLC (8)	Electronic Equipment, Instruments and Components	11.85% (S + CSA + 7.00%)	2/24/2029	2,729,999	2,726,888	2,446,761	0.5%
Ivanti Software, Inc. (6)	Software	12.12% (S + CSA + 7.25%)	12/1/2028	3,000,000	3,008,281	1,728,750	0.3%
Mitchell International, Inc. (8)	Software	9.82% (S + 5.25%)	6/7/2032	7,500,000	7,463,299	7,437,525	1.4%
Nexus Buyer LLC (6)	Diversified Financial Services	10.71% (S + CSA + 6.25%)	11/1/2029	5,000,000	4,955,382	5,003,550	0.9%
OneDigital Borrower LLC (8)	Insurance	9.61% (S + 5.25%)	7/2/2032	5,000,000	4,975,745	4,989,075	0.9%
Peraton Corp. (6)	Aerospace and Defense	12.36% (S + CSA + 7.75%)	2/26/2029	2,898,876	2,941,568	2,372,846	0.4%
Pretium PKG Holdings, Inc. (6)	Containers and Packaging	11.53% (S + CSA + 6.75%)	9/30/2029	2,000,000	1,759,089	525,034	0.1%
Project Boost Purchaser, LLC (8)	Professional Services	9.90% (S + 5.25%)	7/16/2032	2,500,000	2,487,762	2,555,213	0.5%
Vision Solutions, Inc. (8)	IT Services	12.10% (S + CSA + 7.25%)	4/23/2029	5,500,000	5,443,094	5,321,938	1.0%
Total Second Lien Senior Secured				85,816,066	84,821,531	77,650,130	14.4%

Corporate Bonds
Altice Financing S.A. (4)(6)	Diversified Telecommunication Services	5.00%	1/15/2028	3,000,000	2,691,992	2,347,500	0.4%
KOBE US Midco 2 Inc (6)	Chemicals	9.25% Cash/10.00% PIK	11/1/2026	2,199,488	2,191,323	1,866,815	0.3%
Total Corporate Bonds				5,199,488	4,883,315	4,214,315	0.7%

Total Debt Investments				$1,345,523,595	$1,333,066,883	$1,288,468,075	239.4%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2024

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
CLO Mezzanine(2)
522 Funding CLO 2020-6, Ltd. (4)(6)	Structured Note	12.93% (S + 8.04%)	10/23/2034	$2,800,000	$2,736,867	$2,756,209	0.4%
APID 2013-12A ER (4)(6)	Structured Note	10.32% (S + 5.40%)	4/15/2031	2,425,000	2,427,381	2,441,897	0.5%
APID 2016-24A (4)(6)	Structured Note	10.68% (S + 5.80%)	10/20/2030	2,200,000	2,142,236	2,213,839	0.4%
BABSN 2022-2A ER (4)(6)	Structured Note	11.56% (S + 6.90%)	7/15/2039	3,000,000	3,059,507	3,085,172	0.6%
Carlyle US CLO 2020-2, Ltd (4)(6)	Structured Note	13.42% (S + 8.53%)	1/25/2035	4,000,000	3,908,004	3,825,979	0.7%
CBAM 2018-8A E1R (4)(6)	Structured Note	12.06% (S + 7.40%)	7/15/2037	1,000,000	1,022,291	1,021,185	0.2%
CIFC 2018-4A (4)(6)	Structured Note	10.81% (S + 5.90%)	10/17/2031	2,900,000	2,887,060	2,922,476	0.5%
CIFC 2023-2A (4)(6)	Structured Note	12.59% (S + 7.97%)	1/21/2037	2,700,000	2,766,801	2,805,246	0.5%
ELM20 2022-7A ER (4)(6)	Structured Note	10.65% (S + 6.00%)	1/17/2037	2,400,000	2,435,643	2,442,516	0.5%
ELMW8 2021-1X ER (4)(6)	Structured Note	10.87% (S + 6.25%)	4/20/2037	2,250,000	2,297,349	2,315,506	0.4%
GLM 2021-9A FR (4)(6)	Structured Note	13.08% (S + 8.46%)	4/20/2037	3,000,000	2,914,817	3,023,304	0.6%
GoldenTree Loan Management US 2020-7A (4)(6)	Structured Note	12.63% (S + 7.75%)	4/20/2034	2,000,000	1,913,883	1,999,945	0.4%
GOST 2024-1A E (4)(6)	Structured Note	11.12% (S + 6.50%)	4/20/2033	2,500,000	2,500,000	2,522,556	0.5%
HLM 2023-18A (4)(6)	Structured Note	13.59% (S + 8.97%)	7/20/2036	3,400,000	3,546,387	3,533,046	0.7%
Thayer Park CLO, Ltd. (4)(6)	Structured Note	13.75% (S + 8.87%)	4/20/2034	1,300,000	1,269,144	1,238,877	0.2%
Total CLO Mezzanine				37,875,000	37,827,370	38,147,753	7.1%

CLO Equity
Babson CLO 2018-4A, Ltd. (4)(6)	Structured Subordinated Note	NA	10/15/2030	4,000,000	1,385,215	1,189,915	0.2%
Dryden 86 CLO, Ltd. (4)(6)	Structured Subordinated Note	NA	7/17/2030	6,000,000	3,793,515	2,536,937	0.5%
HPS Loan Management 12-2018, Ltd. (4)(6)	Structured Subordinated Note	NA	7/18/2031	7,500,000	219,750	219,750	0.0%
Long Point Park CLO, Ltd. (4)(6)	Structured Subordinated Note	NA	1/17/2030	6,358,000	2,161,096	1,359,925	0.3%
Regatta XII Funding Ltd. (4)(6)	Structured Subordinated Note	NA	10/15/2032	6,000,000	3,469,903	3,628,779	0.7%
Signal Peak CLO, LLC (4)(6)	Structured Subordinated Note	NA	10/26/2034	5,000,000	1,999,606	1,067,179	0.2%
Stratus CLO Series 2021-1A (4)(6)	Structured Subordinated Note	NA	12/29/2029	2,000,000	—	1,200	0.0%
Total CLO Equity				36,858,000	13,029,085	10,003,685	1.9%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2024

		Number of Shares	Cost	Fair Value	Percentage of Net Assets
Equity Investments
PVKG Investments Holdings Inc (4)(6)	IT Services	89,288	$1,258,194	$1,081,497	0.2%
Total Equity Investments		89,288	1,258,194	1,081,497	0.2%

Total Equity and Other Investments		74,822,288	$52,114,649	$49,232,935	9.2%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2024

	Number of Shares	Cost	Fair Value	Percentage of Net Assets
Short-Term Investments
Fidelity Investments Money Market Government Portfolio - Institutional Class, 4.42% (10)	29,065,084	$29,065,084	$29,065,084	5.4%
Morgan Stanley Liquidity Funds US Dollar Treasury Liquidity Fund - Institutional Class, 4.35% (10)	40,364,851	40,364,851	40,364,851	7.5%
Total Short-Term Investments	69,429,935	69,429,935	69,429,935	12.9%
Total Investments		$1,454,611,467	$1,407,130,945	261.5%
Liabilities in Excess of Other Assets			(869,285,976)	(161.5)%
Net Assets			$537,844,969	100.0%

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

The Company’s investment objective is to maximize total return, comprised of current income and capital appreciation. The Company’s current investment focus is guided by two strategies that facilitate its investment opportunities and core competencies: (1) investing in corporate debt securities and, to a lesser extent, (2) investing in collateralized loan obligation (“CLO”) structured credit funds that typically own corporate debt securities, including the equity and junior debt tranches of CLOs. To a limited extent, the Company may enter into derivatives transactions, which may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of the Company’s portfolio positions from changes in currency exchange rates and market interest rates or to earn income and enhance the Company’s total returns. The Company may receive or purchase warrants or rights to acquire equity or other securities in connection with making a debt investment in a company. During the nine months ended September 30, 2025 and the years ended December 31, 2024 and 2023, the Company did not invest in any derivative contracts.

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

Debt Issuance Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs. These expenses are deferred and amortized over the life of the related debt instrument. Debt issuance costs are presented on the consolidated statements of assets and liabilities as a direct deduction from the debt liability. In circumstances in which there is not an associated debt liability amount recorded in the consolidated financial statements when the debt issuance costs are incurred, such debt issuance costs will be reported on the consolidated statements of assets and liabilities as an asset until the debt liability is recorded. As of September 30, 2025, the balance of debt issuance costs was $(1.0) million, representing deferred financing costs of $5.8 million less accrued interest of $6.8 million, included in the BoA Credit Facility, WF Credit Facility and CLO Transaction (each as defined below), and is presented on a net basis of $450.1 million for the BoA and WF Credit Facilities and $302.3 million for the CLO Transaction on the consolidated statements of assets and liabilities. As of December 31, 2024, the balance of debt issuance costs was $(1.1) million, representing deferred financing costs of $7.1 million less accrued interest of $8.2 million, included in the BoA Credit Facility, WF Credit Facility, and CLO Transaction (each as defined below), and is presented on a net basis of $501.7 million for the BoA Credit Facility and WF Credit Facility and $302.5 million for the CLO Transaction on the consolidated statements of assets and liabilities.

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

A loan may be taken off non-accrual status if past due payments are made, and if management determines the issuer is likely to remain current on future payments. Management may make exceptions to this policy if the loan has sufficient collateral value or is in the process of collection. Management may also leave a loan on accrual status while actively seeking recovery of past due payment. As of September 30, 2025, the Company had two portfolio companies on non-accrual status. As of September 30, 2025, loans on non-accrual status represented 0.40% of the total investments at fair value (or 1.01% at amortized cost). As of December 31, 2024, the Company had two portfolio companies on non-accrual status. As of December 31, 2024, loans on non-accrual status represented 0.08% of the total investments at fair value (or 0.46% at amortized cost).

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

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

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt	$1,140,000,815	$1,083,952,312	$1,243,362,037	$1,206,603,630
Second-lien senior secured debt	74,058,512	61,321,161	84,821,531	77,650,130
Corporate Bonds	8,065,255	7,389,647	4,883,315	4,214,315
CLO Mezzanine	37,226,160	37,216,535	37,827,370	38,147,753
CLO Equity	9,121,611	7,314,574	13,029,085	10,003,685
Equity	8,912,868	7,331,517	1,258,194	1,081,497
Short-term investments	54,462,218	54,462,218	69,429,935	69,429,935
Total Investments	$1,331,847,439	$1,258,987,964	$1,454,611,467	$1,407,130,945

As of September 30, 2025, approximately 17.9% of the long-term investment portfolio at amortized cost and 18.5% of the long-term investment portfolio measured at fair value, respectively, were invested in non-qualifying assets. As of December 31, 2024, approximately 17.8% of the long-term investment portfolio at amortized cost and 18.1% of the long-term investment portfolio measured at fair value, respectively, were invested in non-qualifying assets. With respect to the Company’s total assets, 17.4% and 17.0% of the Company’s total assets were in non-qualifying assets as defined by Section 55(a) of the 1940 Act as of September 30, 2025 and December 31, 2024, respectively.

The industry composition of investments based on fair value, as a percentage of total investments at fair value, as of September 30, 2025 and December 31, 2024 was as follows:

	September 30, 2025	December 31, 2024
Software	10.7%	10.2%
Healthcare Providers and Services	9.8%	9.4%
IT Services	9.4%	6.7%
Professional Services	7.0%	7.7%
Diversified Financial Services	5.5%	3.9%
Chemicals	5.3%	5.1%
Construction and Engineering	4.7%	4.5%
Short-Term Investments	4.3%	4.9%
Electronic Equipment, Instruments and Components	3.1%	2.8%
Structured Note	3.0%	2.7%
Insurance	2.8%	5.0%
Hotels, Restaurants and Leisure	2.6%	3.1%
Food Products	2.4%	1.9%
Containers and Packaging	2.2%	1.5%
Independent Power and Renewable Electricity Producers	2.1%	3.3%
Commercial Services and Supplies	2.0%	0.6%
Auto Components	1.9%	2.2%
Building Products	1.8%	1.9%
Media	1.8%	3.1%
Machinery	1.8%	1.8%
Energy Equipment and Services	1.7%	1.7%
Metals and Mining	1.4%	1.4%
Interactive Media Services	1.4%	0.7%
Household Durables	1.1%	0.2%
Diversified Consumer Services	1.1%	2.6%
Industrial Conglomerates	0.9%	0.7%
Specialty Retail	0.9%	0.5%
Healthcare Equipment and Supplies	0.8%	0.6%
Real Estate Management and Development	0.8%	0.6%
Aerospace and Defense	0.7%	0.7%
Road and Rail	0.7%	0.6%
Diversified Telecommunication Services	0.6%	2.2%
Pharmaceuticals	0.6%	0.6%
Structured Subordinated Note	0.6%	0.7%
Textiles, Apparel & Luxury Goods	0.6%	—
Electrical Equipment	0.5%	0.7%
Automotive	0.3%	—
Restaurants	0.3%	—
Entertainment	0.2%	—
Household Products	0.2%	—
Construction Materials	0.2%	—
Healthcare Technology	0.2%	—
Internet Software and Services	—	1.9%
Wireless Telecommunication Services	—	0.7%
Electric Utilities	—	0.6%
Total	100%	100%

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

Investments in private investment companies measured based upon NAV as a practical expedient to determine fair value are not required to be categorized in the fair value hierarchy. As of September 30, 2025 and as of December 31, 2024, there were no investments accounted for using the practical expedient.

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

The following table presents the fair value hierarchy of investments as of September 30, 2025:

	Fair Value Hierarchy as of September 30, 2025
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$—	$1,083,952,312	$—	$1,083,952,312
Second-lien senior secured debt	—	61,321,161	—	61,321,161
Corporate Bonds	—	7,389,647	—	7,389,647
CLO Mezzanine	—	37,216,535	—	37,216,535
CLO Equity	—	7,314,574	—	7,314,574
Equity	—	7,331,517	—	7,331,517
Short Term Investments	54,462,218	—	—	54,462,218
Total Investments	$54,462,218	$1,204,525,746	$—	$1,258,987,964

The following table presents the fair value hierarchy of investments as of December 31, 2024:

	Fair Value Hierarchy as of December 31, 2024
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$—	$1,206,603,630	$—	$1,206,603,630
Second-lien senior secured debt	—	77,650,130	—	77,650,130
Corporate Bonds	—	4,214,315	—	4,214,315
CLO Mezzanine	—	38,147,753	—	38,147,753
CLO Equity	—	10,003,685	—	10,003,685
Equity	—	1,081,497	—	1,081,497
Short Term Investments	69,429,935	—	—	69,429,935
Total Investments	$69,429,935	$1,337,701,010	$—	$1,407,130,945

The following table shows the changes in the fair value of our Level 3 investments during the nine months ended September 30, 2025. The Company did not hold any Level 3 positions at the year ended December 31, 2024.

Equity
Fair value, beginning of period	$—
Purchases of investments, net	6,886,857
Proceeds from principal payments and sales of investments, net	—
Net change in unrealized gain (loss)	(865,138)
Net accretion of discount on investments	—
Transfers into (out of) Level 3	(6,021,719)
Fair value, end of period	$—

For the nine months ended September 30, 2025, two equity investments were transferred out of Level 3 and into Level 2 of the fair value hierarchy as a result of changes in the observability of significant inputs for the portfolio companies. There were no transfers to or from Level 3 investments for the year ended December 31, 2024.

Debt Not Carried at Fair Value

The fair value of the BoA Credit Facility, WF Credit Facility and CLO Transaction, which would be categorized as Level 3 within the fair value hierarchy as of September 30, 2025, approximates their respective carrying values because the BoA Credit Facility, WF Credit Facility and CLO Transaction each have variable interest based on selected short-term rates.

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, BDCs are permitted to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 150% after such borrowing. As of September 30, 2025, the Company’s asset coverage ratio was 165%.

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

Debt obligations under the BoA Credit Facility consisted of the following as of September 30, 2025:

	September 30, 2025
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
BoA Credit Facility	$525,000,000	$297,125,850	$227,874,150	$294,643,962
Total debt	$525,000,000	$297,125,850	$227,874,150	$294,643,962

(1)
The amount available reflects any limitations related to the BoA Credit Facility’s borrowing base.
(2)
The carrying value of the BoA Credit Facility is presented net of deferred financing costs of $2.6 million and accrued interest of $108.6 thousand.

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

Average debt outstanding under the BoA Credit Facility during the nine months ended September 30, 2025 and the year ended December 31, 2024, was $325.2 million and $479.1 million, respectively.

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

For the three and nine months ended September 30, 2025 and 2024, the components of interest expense with respect to the BoA Credit Facility were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense	$4,979,284	$7,062,804	$15,185,170	$26,748,007
Amortization of debt issuance costs	273,621	273,621	811,941	709,857
Total interest expense	$5,252,905	$7,336,425	$15,997,111	$27,457,864
Average interest rate	5.73%	6.71%	5.73%	6.73%

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

Debt obligations under the WF Credit Facility consisted of the following as of September 30, 2025:

	September 30, 2025
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
WF Credit Facility	$175,000,000	$154,279,239	$20,720,761	$155,420,626
Total debt	$175,000,000	$154,279,239	$20,720,761	$155,420,626

(1)
The amount available reflects any limitations related to the WF Credit Facility’s borrowing base.
(2)
The carrying value of the WF Credit Facility is presented net of deferred financing costs of $1.6 million and accrued interest of $2.7 million.

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

Average debt outstanding under the WF Credit Facility during the nine months ended September 30, 2025 and the year ended December 31, 2024 was $154.8 million and $139.1 million, respectively.

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

For the three and nine months ended September 30, 2025 and 2024, the components of interest expense with respect to the WF Credit Facility were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense	$2,725,655	$2,798,160	$8,117,999	$8,311,213
Amortization of debt issuance costs	125,393	125,392	372,089	373,451
Total interest expense	$2,851,048	$2,923,552	$8,490,088	$8,684,664
Average interest rate	6.84%	7.81%	6.83%	7.81%

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

The following table presents information on the Notes issued in the CLO Transaction as of September 30, 2025:

		September 30, 2025
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

For the three and nine months ended September 30, 2025 and 2024, the components of interest expense with respect to the Notes were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense	$4,618,404	$5,375,313	$13,712,161	$7,653,978
Amortization of debt issuance costs	35,137	35,346	104,265	49,990
Total interest expense	$4,653,541	$5,410,659	$13,816,426	$7,703,968
Average interest rate	6.03%	6.99%	6.03%	7.00%

Note 7. Share Transactions

Offering Proceeds

During the nine months ended September 30, 2025 and 2024, the Company issued and sold 32,662 shares at an aggregate purchase price of $0.5 million and 5,551,372 shares at an aggregate purchase price of $91.3 million, respectively. These amounts include shares issued in reinvestment.

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

For the nine months ended September 30, 2025, the Company issued 32,662 shares of its common stock pursuant to the Company dividend reinvestment plan.

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

For the nine months ended September 30, 2025, the Company repurchased 756,508 shares of its common stock pursuant to the Company Rule 10b5-1 Repurchase Plan and Extended Company Rule 10b5-1 Stock Repurchase Plan.

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

For the nine months ended September 30, 2025, PSCM purchased 38,119 shares of the Company’s common stock pursuant to the PSCM Rule 10b5-1 Stock Purchase Plan and Extended PSCM Rule 10b5-1 Stock Purchase Plan.

Note 8. Dividends and Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table summarizes the Company’s dividend declarations and distributions during the nine months ended September 30, 2025:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
2/27/2025	3/28/2025	4/10/2025	$0.36	$11,714,851	12,507	$161,965	(1)
3/24/2025	3/28/2025	4/10/2025	0.03	976,238	1,042	13,497	(1)
5/7/2025	6/27/2025	7/14/2025	0.36	11,600,374	1,857	26,446	(2)
6/23/2025	6/27/2025	7/14/2025	0.06	1,933,396	310	4,408	(2)
8/6/2025	9/26/2025	10/14/2025	0.36	11,489,601	—	—
9/23/2025	9/26/2025	10/14/2025	0.06	1,914,933	—	—
(1)
In accordance with the Company’s dividend reinvestment plan, 13,549 shares of the Company’s stock were purchased in the open market at an average price of $12.95 and such shares were allocated to stockholders of the Company participating in the dividend reinvestment plan.
(2)
In accordance with the Company’s dividend reinvestment plan, 2,167 shares of the Company’s stock were purchased in the open market at an average price of $14.24 and such shares were allocated to stockholders of the Company participating in the dividend reinvestment plan.

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

Note 9. Commitments and Contingencies

As of September 30, 2025 and December 31, 2024, the Company had an aggregate of $16.4 million and $21.6 million, respectively, of unfunded commitments to provide debt financing to its portfolio companies. As of each of September 30, 2025 and December 31, 2024, there were no capital calls or draw requests made by the portfolio companies to fund these commitments. Such commitments are generally up to the Company’s discretion to approve or are subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the composition of the unfunded commitments as of September 30, 2025 is shown in the table below:

	Expiration Date (1)	As of September 30, 2025
American Rock Salt Company LLC	9/19/2026	$304,581
Aptean Inc	1/30/2031	476,945
B'laster Holdings, LLC	10/25/2025	466,666
Cooper's Hawk Intermediate Holding LLC	7/29/2027	789,474
Cooper's Hawk Intermediate Holding LLC	7/29/2031	368,421
Deerfield Dakota Holding, LLC	9/12/2032	857,143
Dwyer Instruments, LLC	11/20/2026	492,210
Dwyer Instruments, LLC	7/21/2029	1,101,326
Enverus Holdings, Inc.	12/22/2025	82,365
Enverus Holdings, Inc.	12/24/2029	452,846
Galway Borrower LLC	2/7/2026	3,719,452
Galway Borrower LLC	9/30/2028	441,431
GC Ferry Acquisition Inc	7/31/2027	1,312,500
Logrhythm, Inc.	7/2/2029	636,364
Minotaur Acquisition, Inc.	5/10/2026	1,162,791
Minotaur Acquisition, Inc.	5/10/2030	697,674
MRI Software LLC	2/10/2027	572,733
Optimizely North America Inc.	10/30/2031	458,333
Patriot Growth Insurance Services, LLC	11/17/2025	513,970
PT Intermediate Holdings III, LLC	4/8/2026	583,313
Raven Acquisition Holdings LLC	11/19/2026	200,468
TMC Buyer, Inc.	11/1/2026	416,667
USIC Holdings, Inc.	9/10/2026	81,035
USIC Holdings, Inc.	9/10/2031	209,677
Total unfunded commitments		$16,398,385

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

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2025, management is not aware of any pending or threatened litigation.

Note 10. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of each of September 30, 2025 and September 30, 2024, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of common stock for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net increase (decrease) in net assets resulting from operations	$3,353,424	$7,555,185	$2,134,189	$35,748,138
Weighted average shares of common stock outstanding - basic and diluted	32,084,902	32,613,897	32,343,757	32,260,537
Earnings (loss) per share of common stock - basic and diluted	$0.10	$0.23	$0.07	$1.11

Note 11. Financial Highlights

The following per share of common stock data has been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended
	September 30,
	2025	2024
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$16.50	$17.04

Results of Operations:
Net Investment Income(1)	1.25	1.48
Net Realized and Unrealized Gain (Loss) on Investments(4)	(1.13)	(0.48)
Net Increase (Decrease) in Net Assets Resulting from Operations	0.12	1.00

Distributions to Common Stockholders
Distributions from Net Investment Income	(1.23)	(1.43)
Net Decrease in Net Assets Resulting from Distributions	(1.23)	(1.43)

Net Asset Value, End of Period	$15.39	$16.61

Shares Outstanding, End of Period	31,875,902	32,623,502

Ratio/Supplemental Data
Net assets, end of period	$490,445,213	$541,937,155
Weighted-average shares outstanding	32,343,757	32,260,537
Total Return(3)	2.20%	6.23%
Portfolio turnover	27%	23%
Ratio of operating expenses to average net assets without waiver(2)	13.92%	14.72%
Ratio of operating expenses to average net assets with waiver(2)	13.92%	14.70%
Ratio of net investment income (loss) to average net assets without waiver(2)	10.38%	11.54%
Ratio of net investment income (loss) to average net assets with waiver(2)	10.38%	11.55%

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

Distributions

On October 14, 2025, the Company paid a distribution in the amount of $13,404,534, or $0.42 per share, to shareholders of record as of September 26, 2025.

Unfunded Capital Commitments

On October 2, 2025, $63,637.00 was paid down on the MRI Software LLC facility. On October 2, 2025, $57,273.30 of the outstanding commitment to MRI Software LLC was funded. On October 22, 2025, $57,273.30 was paid down on the MRI Software LLC facility. The balance of the remaining unfunded commitment was $636,370.00 as of such date.

On October 6, 2025, $52,631.58 of the outstanding commitment to Cooper's Hawk Intermediate Holding LLC was funded. On October 20, 2025, $52,631.58 of the outstanding commitment to Cooper's Hawk Intermediate Holding LLC was funded. The balance of the remaining unfunded commitment was $263,157.89 as of such date.

On October 9, 2025, $703,855.15 of the outstanding commitment to Dwyer Instruments, LLC was funded. The balance of the remaining unfunded commitment was $397,471.14 as of such date.

On October 15, 2025, $18,392.72 of the outstanding commitment to USIC Holdings, Inc. was funded. On October 31, 2025, $18,392.72 was paid down on the USIC Holdings, Inc. facility. The balance of the remaining unfunded commitment was $209,676.98 as of such date.

On October 17, 2025, $38,292.78 was paid down on the Galway Borrower LLC facility. On October 24, 2025, $19,146.39 was paid down on the Galway Borrower LLC facility. The balance of the remaining unfunded commitment was $498,869.77 as of such date.

On October 17, 2025, $20,126.51 was paid down on the Enverus Holdings, Inc. facility. On October 29, 2025, $20,126.51 of the outstanding commitment to Enverus Holdings, Inc. was funded. The balance of the remaining unfunded commitment was $452,846.45 as of such date.

On October 21, 2025, $100,355.30 of the outstanding commitment to Galway Borrower LLC was funded. The balance of the remaining unfunded commitment was $3,619,096.31 as of such date.

On October 30, 2025, $295,326.14 of the outstanding commitment to Dwyer Instruments, LLC was funded. The balance of the remaining unfunded commitment was $196,884.10 as of such date.

Company Rule 10b5-1 Stock Repurchase Plan

From October 1, 2025 to November 4, 2025, the Company repurchased 276,530 shares of its common stock pursuant to the Extended Company Rule 10b5-1 Stock Repurchase Plan at an aggregate price of $3,452,517.

Company Stock Repurchase Program

On November 3, 2025 the Board authorized the Company to repurchase an additional $5 million of shares of its common stock through its open-market share repurchase program and extended the Company’s open-market share repurchase program to expire on January 22, 2027. Pursuant to the program, the Company may, from time to time, purchase shares of its common stock in the open market, subject to market conditions and other factors. The Company will determine the timing and amount of repurchases based on its evaluation of market conditions and other factors.

Fifth Amendment to Wells Fargo Credit Facility

On November 4, 2025, PS BDC Funding II entered into an amendment (the “WF Credit Facility Fifth Amendment”) to the WF Credit Facility.

The WF Credit Facility Fifth Amendment amends the WF Credit Facility to, among other things: (i) increase the facility amount from $175,000,000 to $200,000,000, (ii) extend the facility maturity date from December 18, 2028 to November 4, 2030, (iii) extend the reinvestment period end date from December 18, 2026 to November 3, 2028 (subject to other provisions of the WF Credit Facility) (iv) update the applicable spread to be 1.95% over Daily Simple SOFR (from 2.50% over Daily Simple SOFR), and (v) update the non-usage fee to a rate ranging from 0.50% to 1.45%, depending on the utilization levels of the facility.

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

Portfolio and Investment Activity

As of September 30, 2025, our weighted average total yield to maturity of debt and income producing securities at fair value was 10.07%, and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 8.00%.

As of December 31, 2024, our weighted average total yield to maturity of debt and income producing securities at fair value was 10.65%, and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 9.06%.

As of September 30, 2025, we had 262 debt and equity investments in 209 portfolio companies with an aggregate fair value of approximately $1.2 billion.

As of December 31, 2024, we had 262 debt and equity investments in 207 portfolio companies with an aggregate fair value of approximately $1.3 billion.

Our investment activity for the three and nine months ended September 30, 2025 and 2024 is presented below (information presented herein is at amortized cost unless otherwise indicated).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
New investments:
Gross investments	$138,665,631	$66,239,961	$335,350,462	$602,024,188
Less: sold investments	(156,027,427)	(82,822,220)	(433,678,517)	(292,405,569)
Total new investments	(17,361,796)	(16,582,259)	(98,328,055)	309,618,619

Principal amount of investments funded:
First-lien senior secured debt investments	$121,385,632	$62,171,592	$303,546,402	$526,804,513
Second-lien senior secured debt investments	5,970,000	4,068,369	10,960,000	46,292,869
Corporate bonds	2,999,999	—	4,998,572	4,095,000
Collateralized securities and structured products - debt	8,310,000	—	8,310,000	23,573,612
CLO Equity	—	—	—	—
Common stock	—	—	6,937,015	1,258,194
Preferred Stock	—	—	598,473	—
Total principal amount of investments funded	138,665,631	66,239,961	335,350,462	602,024,188

Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$140,963,220	$75,231,088	$404,445,897	$253,203,637
Second-lien senior secured debt investments	7,499,999	1,200,000	15,736,494	19,654,359
Corporate Bonds	—	4,020,000	2,005,000	4,020,000
Collateralized securities and structured products - debt	5,900,000	1,250,000	8,800,000	6,500,000
CLO Equity	1,664,208	1,121,132	2,691,126	9,027,573
Common Stock	—	—	—	—
Preferred Stock	—	—	—	—
Total principal amount of investments sold or repaid	$156,027,427	$82,822,220	$433,678,517	$292,405,569

Our investment activity for the three and nine months ended September 30, 2025 and 2024 is presented below (information presented herein is at par unless otherwise indicated). New investment commitment refers to long-term funded commitments in new securities made during the period that remained outstanding as of September 30, 2025 and September 30, 2024, respectively.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Number of new investment commitments	28	21	69	78
Average new investment commitment amount	$4,760,375	$2,717,288	$4,182,689	$4,157,481
Weighted average maturity for new investment commitments	6.75 years	5.29 years	5.80 years	5.60 years
Percentage of new debt investment commitments at floating rates	97.75%	100.00%	98.96%	100.00%
Percentage of new debt investment commitments at fixed rates	2.25%	0.00%	1.04%	0.00%
Weighted average interest rate of new investment commitments(1)	8.48%	9.07%	8.54%	9.58%
Weighted average spread over reference rate of new floating rate investment commitments(2)	4.30%	4.17%	4.32%	4.63%
Weighted average interest rate on long-term investments sold or paid down	8.64%	9.50%	8.53%	10.22%

(1)
New CLO equity investments do not have an ascribed interest rate and are therefore excluded from the calculation.
(2)
Variable rate loans bear interest at a rate determined by reference to the CME Term Secured Overnight Financing Rate (“SOFR” or “S”) (which can include one-, three-, or six-month SOFR), which resets periodically based on the terms of the loan agreement. At the borrower’s option, loans may instead reference an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), which also resets periodically based on the terms of the loan agreements. Loans that reference SOFR may include a Credit Spread Adjustment (“CSA”), where the CSA is a defined additional spread amount based on the tenor of SOFR the borrower selects (making the reference rate S+CSA).

As of September 30, 2025 and December 31, 2024, our investments consisted of the following:

	September 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt	$1,140,000,815	$1,083,952,312	$1,243,362,037	$1,206,603,630
Second-lien senior secured debt	74,058,512	61,321,161	84,821,531	77,650,130
Corporate Bonds	8,065,255	7,389,647	4,883,315	4,214,315
CLO Mezzanine	37,226,160	37,216,535	37,827,370	38,147,753
CLO Equity	9,121,611	7,314,574	13,029,085	10,003,685
Equity	8,912,868	7,331,517	1,258,194	1,081,497
Short-term investments	54,462,218	54,462,218	69,429,935	69,429,935
Total Investments	$1,331,847,439	$1,258,987,964	$1,454,611,467	$1,407,130,945

The table below describes investments by industry composition based on fair value as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Software	10.7%	10.2%
Healthcare Providers and Services	9.8%	9.4%
IT Services	9.4%	6.7%
Professional Services	7.0%	7.7%
Diversified Financial Services	5.5%	3.9%
Chemicals	5.3%	5.1%
Construction and Engineering	4.7%	4.5%
Short-Term Investments	4.3%	4.9%
Electronic Equipment, Instruments and Components	3.1%	2.8%
Structured Note	3.0%	2.7%
Insurance	2.8%	5.0%
Hotels, Restaurants and Leisure	2.6%	3.1%
Food Products	2.4%	1.9%
Containers and Packaging	2.2%	1.5%
Independent Power and Renewable Electricity Producers	2.1%	3.3%
Commercial Services and Supplies	2.0%	0.6%
Auto Components	1.9%	2.2%
Building Products	1.8%	1.9%
Media	1.8%	3.1%
Machinery	1.8%	1.8%
Energy Equipment and Services	1.7%	1.7%
Metals and Mining	1.4%	1.4%
Interactive Media Services	1.4%	0.7%
Household Durables	1.1%	0.2%
Diversified Consumer Services	1.1%	2.6%
Industrial Conglomerates	0.9%	0.7%
Specialty Retail	0.9%	0.5%
Healthcare Equipment and Supplies	0.8%	0.6%
Real Estate Management and Development	0.8%	0.6%
Aerospace and Defense	0.7%	0.7%
Road and Rail	0.7%	0.6%
Diversified Telecommunication Services	0.6%	2.2%
Pharmaceuticals	0.6%	0.6%
Structured Subordinated Note	0.6%	0.7%
Textiles, Apparel & Luxury Goods	0.6%	—
Electrical Equipment	0.5%	0.7%
Automotive	0.3%	—
Restaurants	0.3%	—
Entertainment	0.2%	—
Household Products	0.2%	—
Construction Materials	0.2%	—
Healthcare Technology	0.2%	—
Internet Software and Services	—	1.9%
Wireless Telecommunication Services	—	0.7%
Electric Utilities	—	0.6%
Total	100%	100%

The table below shows the weighted average yields and interest rate of our debt investments at fair value as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Weighted average total yield of debt and income producing securities	10.07%	10.65%
Weighted average interest rate of debt and income producing securities(1)	8.64%	8.93%
Weighted average spread over reference rate of all floating rate investments (2)	4.43%	4.48%

(1)
CLO equity securities are considered income producing securities but do not have an ascribed interest rate, and therefore are excluded from the calculation.
(2)
Variable rate loans bear interest at a rate determined by reference to the CME Term Secured Overnight Financing Rate (“SOFR” or “S”) (which can include one-, three-, or six-month SOFR), which resets periodically based on the terms of the loan agreement. At the borrower’s option, loans may instead reference an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), which also resets periodically based on the terms of the loan agreements. Loans that reference SOFR may include a Credit Spread Adjustment (“CSA”), where the CSA is a defined additional spread amount based on the tenor of SOFR the borrower selects (making the reference rate S+CSA).

Results of Operations

The following table represents the operating results for the three and nine months ended September 30, 2025 and 2024.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Total investment income	$31,685,269	$37,306,001	$94,576,468	$108,640,440
Less: Net expenses	18,044,199	21,577,270	54,180,718	60,835,629
Net investment income	13,641,070	15,728,731	40,395,750	47,804,811
Net realized gains (losses) on investments	(1,243,620)	(7,119,299)	(12,883,252)	(18,267,554)
Net change in unrealized gains (losses) on investments	(9,044,026)	(1,054,247)	(25,378,309)	6,210,881
Net increase (decrease) in net assets resulting from operations	$3,353,424	$7,555,185	$2,134,189	$35,748,138

Investment Income

Investment income for the three and nine months ended September 30, 2025 and 2024 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Interest from investments	$30,432,071	$35,775,337	$90,275,576	$104,261,540
Dividend income	657,248	599,667	1,713,085	2,659,394
Payment-in-kind interest income	360,941	204,826	1,670,709	439,129
Other income	235,009	726,171	917,098	1,280,377
Total investment income	$31,685,269	$37,306,001	$94,576,468	$108,640,440

For the nine months ended September 30, 2025 and 2024, total investment income was driven by interest income from our investment portfolio. Total investment income is lower for the nine months ended September 30, 2025 compared to the prior year period due to the investment portfolio primarily consisting of floating rate loans in a falling rate environment. The size of our investment portfolio at fair value decreased from $1.3 billion as of December 31, 2024 to $1.2 billion as of September 30, 2025. The size of our investment portfolio at fair value increased from $1.0 billion as of December 31, 2023 to $1.3 billion as of September 30, 2024. As of September 30, 2025, loans on non-accrual status represented 0.40% of the total investments at fair value (or 1.01% at amortized cost). As of December 31, 2024, loans on non-accrual status represented 0.08% of the total investments at fair value (or 0.46% at amortized cost).

Expenses

Operating expenses for the three and nine months ended September 30, 2025 and 2024 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense	$12,757,494	$15,670,636	$38,303,625	$43,846,496
Management fees	2,242,634	2,424,412	6,809,386	7,290,730
Incentive fees	1,950,400	2,229,576	5,733,185	6,404,282
Other operating expenses	1,055,863	1,214,941	3,222,330	3,232,337
Directors fees	37,808	37,705	112,192	112,295
Management fee waiver	—	—	—	(50,511)
Net expenses	$18,044,199	$21,577,270	$54,180,718	$60,835,629

Net expenses for the three months ended September 30, 2025 were $18.0 million, which consisted of $12.8 million in interest expense, $2.2 million in management fees, $2.0 million in incentive fees, $1.1 million in other operating expenses, and $38 thousand in directors fees. Net expenses for the nine months ended September 30, 2025 were $54.2 million, which consisted of $38.3 million in interest and debt financing, $6.8 million in management fees, $5.7 million in incentive fees, $3.2 million in other operating expenses, and $112 thousand in directors fees.

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

Interest expense decreased during the nine months ended September 30, 2025 compared to the prior year period primarily due to the average interest rate on debt decreasing from 6.96% at September 30, 2024 to 6.06% at September 30, 2025 (average debt outstanding decreased from $793.4 million to $780.0 million during the same period) under our BoA Credit Facility, WF Credit Facility and CLO Transaction. Incentive fees and management fees decreased compared to the prior year period due to lower net investment income and average net assets, respectively.

Net Change in Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and nine months ended September 30, 2025 and 2024, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Unrealized gains on investments	$15,433,912	$19,364,680	$34,163,475	$41,379,804
Unrealized (losses) on investments	(24,477,938)	(20,418,927)	(59,541,784)	(35,168,923)
Net change in unrealized gains (losses) on investments	$(9,044,026)	$(1,054,247)	$(25,378,309)	$6,210,881

The change in unrealized appreciation (depreciation) for the three months ended September 30, 2025 and 2024 totaled $(9.0) million and $(1.1) million, respectively. For the three months ended September 30, 2025, this consisted of net unrealized depreciation of $7.9 million related to existing portfolio investments, and net unrealized depreciation of $1.1 million related to exited portfolio investments (a portion of which has been reclassified to realized losses). For the three months ended September 30, 2024, this consisted of net unrealized depreciation of $10.0 million related to existing portfolio investments, and net unrealized appreciation of $8.9 million related to exited portfolio investments (a portion of which has been reclassified to realized losses).

The change in unrealized appreciation (depreciation) for the nine months ended September 30, 2025 and 2024 totaled $(25.4) million and $6.2 million, respectively. For the nine months ended September 30, 2025, this consisted of net unrealized depreciation of $42.9 million related to existing portfolio investments and net unrealized appreciation of $17.6 million related to exited portfolio investments (a portion of which has been reclassified to realized losses). For the nine months ended September 30, 2024, this consisted of net unrealized depreciation of $15.5 million related to existing portfolio investments and net unrealized appreciation of $21.7 million related to exited portfolio investments (a portion of which has been reclassified to realized losses).

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

During the nine months ended September 30, 2025, we experienced a net increase in cash and cash equivalents of $1.4 million. During the period, net cash provided by operating activities was $104.9 million, primarily as a result of proceeds received from sale of investments of $433.7 million, offset by fundings of portfolio investments (excluding investments in short-term investments) of $335.4 million. We funded short-term investments during the period, and as of the end of the period we held $54.5 million in fair value of short-term investments. During the same period, net cash used in financing activities was $103.5 million, primarily consisting of $51.7 million net repayments under the BoA Credit Facility and WF Credit Facility, distributions paid in cash of $41.9 million and payment for the repurchase of common shares of $10.4 million, partially increased by proceeds from the issuance of common stock of $0.5 million.

During the nine months ended September 30, 2024, we experienced a net decrease in cash and cash equivalents of $331 thousand. During the period, net cash used in operating activities was $234.9 million, primarily as a result of fundings of portfolio investments (excluding investments in short-term investments) of $602.0 million, partially offset by proceeds received from sale of investments of $292.4 million. We funded short-term investments during the period, and as of the end of the period we held $45.3 million in fair value of short-term investments. During the same period, net cash provided by financing activities was $234.6 million, primarily consisting of $300.0 million in proceeds from the CLO Transaction (as defined below), offset by $119.5 million of net repayments under the BoA Credit Facility and WF Credit Facility, and distributions paid in cash of $31.3 million, partially increased by proceeds from the issuance of common stock of $89.7 million.

As of September 30, 2025 and September 30, 2024, we had cash and cash equivalents of $4.2 million and $1.8 million, respectively. As of September 30, 2025, we had $227.9 million in undrawn capacity under the BoA Credit Facility and $20.7 million in undrawn capacity under the WF Credit Facility. As of September 30, 2024, we had $148.4 million in undrawn capacity under the BoA Credit Facility and $30.9 million in undrawn capacity under the WF Credit Facility.

As a BDC, we are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. As of September 30, 2025, our asset coverage ratio was 165%.

Capital Contributions

During the nine months ended September 30, 2025 and 2024, the Company issued and sold 32,662 shares at an aggregate purchase price of $0.5 million, and 5,551,372 shares at an aggregate purchase price of $91.3 million, respectively. These amounts include shares issued in reinvestment.

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

For the nine months ended September 30, 2025, we repurchased 756,508 shares of our common stock pursuant to the Company Rule 10b5-1 Repurchase Plan and Extended Company Rule 10b5-1 Stock Repurchase Plan.

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

For the nine months ended September 30, 2025, PSCM purchased 38,119 shares of the Company's common stock pursuant to the PSCM Rule 10b5-1 Stock Purchase Plan and Extended PSCM Rule 10b5-1 Stock Purchase Plan.

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

As of September 30, 2025, we had $297.1 million principal outstanding and $227.9 million of available Commitments under the BoA Credit Facility, and PS BDC Funding was in compliance with the applicable covenants in the BoA Credit Facility as of such date.

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

As of September 30, 2025, we had $154.3 million outstanding and $20.7 million of available Commitments under the WF Credit Facility, and PS BDC Funding II was in compliance with the applicable covenants in the WF Credit Facility as of such date.

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

As of September 30, 2025, we had outstanding indebtedness under the CLO Transaction of $300.0 million.

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

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at September 30, 2025 is as follows:

	Contractual Obligations Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
BoA Credit Facility, Net	$-	$294,643,962	$-	$-	$294,643,962
WF Credit Facility, Net	-	-	155,420,626	-	155,420,626
CLO Transaction, Net	-	-	-	302,285,474	302,285,474
Total contractual obligations	$-	$294,643,962	$155,420,626	$302,285,474	$752,350,062

Off-Balance Sheet Arrangements

Unfunded commitments to provide funds to portfolio companies are not recorded on our consolidated statements of assets and liabilities. Our unfunded commitments may be significant from time to time. Unfunded commitments may expire without being drawn upon and the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2025 and December 31, 2024, we had 24 unfunded commitments totaling $16.4 million and 26 unfunded commitments totaling $21.6 million, respectively. See “Note 9. Commitments and Contingencies” in the notes to the accompanying consolidated financial statements for specific identification of the unfunded commitments. We believe we maintain sufficient liquidity in the form of cash (including restricted cash, if any), receivables and borrowing capacity to fund these unfunded commitments should the need arise. See Financial Condition, Liquidity and Capital Resources above.

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

Assuming that the consolidated statements of assets and liabilities as of September 30, 2025 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rate.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 200 basis points	$(25,403,603)	$(15,028,102)	$(10,375,501)
Down 150 basis points	(19,052,775)	(11,271,076)	(7,781,699)
Down 100 basis points	(12,701,867)	(7,514,051)	(5,187,816)
Down 50 basis points	(6,350,941)	(3,757,025)	(2,593,916)
Up 50 basis points	6,343,976	3,757,025	2,586,951
Up 100 basis points	12,661,165	7,514,051	5,147,114
Up 150 basis points	19,004,858	11,271,076	7,733,782
Up 200 basis points	25,324,398	15,028,102	10,296,296

The data in the table are based on our current statements of assets and liabilities. As of September 30, 2025, the Company had $12.4 million in net purchases that had not yet settled and $16.4 million in unfunded commitments. After settlement of these purchases, the change in interest expense will be larger as a result of the increase in the amount borrowed under the BoA Credit Facility, WF Credit Facility or CLO Transaction, as applicable. The table does not include any change in dividend income from our money market investments.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a number of significant risks. In addition to other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 31, 2024. The risks described in our annual report are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the nine months ended September 30, 2025 to the risk factors discussed in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 31, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Dividend Reinvestment Plan

During the nine months ended September 30, 2025, we issued 32,662 shares of common stock to stockholders in connection with the dividend reinvestment plan.

Company Rule 10b5-1 Stock Repurchase Plan

During the nine months ended September 30, 2025, we repurchased 756,508 shares of our common stock pursuant to the Company Rule 10b5-1 Repurchase Plan and Extended Company Rule 10b5-1 Repurchase Plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs (Dollars in Thousands) (1)
January 1, 2025 through January 31, 2025	12,037	$15.39	91,001	$18,553
February 1, 2025 through February 28, 2025	12,040	15.48	103,041	18,367
March 1, 2025 through March 31, 2025	74,322	14.71	177,363	17,273
April 1, 2025 through April 30, 2025	143,942	13.10	321,305	15,387
May 1, 2025 through May 31, 2025	97,366	13.31	418,671	14,090
June 1, 2025 through June 30, 2025	73,737	14.20	492,408	13,043
July 1, 2025 through July 31, 2025	80,462	14.08	572,870	11,910
August 1, 2025 through August 31, 2025	97,448	13.98	670,318	10,548
September 1, 2025 through September 30, 2025	165,154	13.45	835,472	8,326
Total	756,508	$13.76	835,472	$8,326

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

PSCM Rule 10b5-1 Stock Purchase Plan

During the nine months ended September 30, 2025, PSCM purchased 38,119 shares of the Company’s common stock pursuant to the PSCM Rule 10b5-1 Stock Purchase Plan and Extended PSCM Rule 10b5-1 Stock Purchase Plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs (Dollars in Thousands) (1)
January 1, 2025 through January 31, 2025	—	$—	—	$2,500
February 1, 2025 through February 28, 2025	—	—	—	2,500
March 1, 2025 through March 31, 2025	1,631	14.13	1,631	2,477
April 1, 2025 through April 30, 2025	19,942	13.16	21,573	2,215
May 1, 2025 through May 31, 2025	—	—	21,573	2,215
June 1, 2025 through June 30, 2025	—	—	21,573	2,215
July 1, 2025 through July 31, 2025	—	—	21,573	2,215
August 1, 2025 through August 31, 2025	—	—	21,573	2,215
September 1, 2025 through September 30, 2025	16,546	13.24	38,119	1,995
Total	38,119	$13.24	38,119	$1,995

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

Palmer Square Capital BDC Inc.

Date: November 5, 2025	/s/ Christopher D. Long
	Name:	Christopher D. Long
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: November 5, 2025	/s/ Jeffrey D. Fox
	Name:	Jeffrey D. Fox
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)