Form 10-K
period 2025-12-31
Palmer Square Capital BDC Inc.
filed 2026-02-26
CIK 1794776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2025, based on the closing price on that date of $13.96 on the New York Stock Exchange, was approximately $445.8 million. For the purpose of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 31,199,167 issued and outstanding shares of the registrant’s common stock, $0.001 par value per share, on February 25, 2026.

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

We are externally managed by the Investment Advisor, an investment adviser that is registered with the U.S. Securities and Exchange Commission (“SEC”) under the Investment Advisers Act of 1940 (the “Advisers Act”), pursuant to an amended and restated investment advisory agreement between us and the Investment Advisor (the “Advisory Agreement”). Subject to the supervision of our Board of Directors (the “Board”), a majority of which is made up of directors that are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”), our Investment Advisor manages our day-to-day operations and provides us with investment advisory and management services and certain administrative services. The Investment Advisor, in its capacity as Administrator, provides the administrative services necessary for us to operate pursuant to an administration agreement between us and the Administrator (the “Administration Agreement”). Our Investment Advisor is a majority-owned subsidiary of PSCM, which is a privately-held firm specializing in global alternative (non-traditional) investments with a total return orientation.

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

Our Portfolio

As of December 31, 2025, we had 264 debt and equity investments in 205 portfolio companies and we had total assets of approximately $ 1.2 billion.

Listed below are our top ten portfolio companies and industries (excluding short-term investments) represented as a percentage of total assets as of December 31, 2025:

Portfolio Company	2025
Nexus Buyer LLC	1.3%
Gainwell Acquisition Corp.	1.1%
Red Planet Borrower LLC	1.1%
Rocket Software, Inc.	1.0%
Ivanti Software, Inc.	1.0%
Flash Charm, Inc.	1.0%
Infinite Bidco, LLC	1.0%
Northstar Group Services, Inc.	0.9%
Summer BC Holdco B LLC	0.9%
Aspire Bakeries Holdings, LLC	0.9%

Industry	2025
Software	10.5%
IT Services	9.3%
Healthcare Providers and Services	8.7%
Professional Services	7.2%
Chemicals	5.4%
Construction and Engineering	5.0%
Diversified Financial Services	4.9%
Insurance	3.5%
Electronic Equipment, Instruments and Components	3.2%
Structured Note	2.8%

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

The Investment Advisor

The Investment Advisor serves as our investment adviser pursuant to the Advisory Agreement and manages our day-to-day operations and provides us with investment advisory and management services and certain administrative services. The investment team (the “Investment Team”) of our Investment Advisor is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, structuring our investments and monitoring and servicing our investments. As of December 31, 2025, the Investment Team was comprised of 33 investment professionals, all of whom dedicate a substantial portion of their time to the Company. In addition, the team has 18 dedicated operations professionals. The Investment Advisor believes that it has experienced support personnel, including individuals with expertise in risk management, legal, accounting, tax, information technology and compliance, among others.

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

Palmer Square Capital Management

PSCM is a Delaware limited liability company formed in 2009 and had approximately $36.2 billion in assets under management as of December 31, 2025 with approximately $5.2 billion in assets under management in opportunistic strategies (which includes the Company), approximately $3.7 billion in assets under management in income/short duration strategies and approximately $27.3 billion in assets under management in private credit/structured credit issuance strategies.

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

Pursuant to the Advisory Agreement, we pay the Investment Advisor a fee for its investment advisory and management services consisting of two components—a base management fee and an incentive fee (the “Income Incentive Fee”). The cost of both the base management fee and the Income Incentive Fee, is ultimately borne by our stockholders.

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

Incentive Fee

Pursuant to the Advisory Agreement, the Investment Advisor is entitled to the Income Incentive Fee based on the Company’s pre-incentive fee net investment income for the then most recently completed calendar quarter, as adjusted downward (but not upward) if over the most recently completed and eleven preceding calendar quarters since the IPO (or if shorter, the number of calendar quarters since the IPO) (each such period is referred to herein as the “Trailing Twelve Quarters”) aggregate net realized losses on the Company’s investments exceed the Company’s aggregate net investment income over the same period, excluding the most recently completed quarter, as described in more detail below. In this regard, if the Company’s net realized losses over the Trailing Twelve Quarters since the IPO (or if shorter, the number of calendar quarters since the IPO) are greater than the Company’s net investment income over the same period, excluding the most recently completed quarter, then the pre-incentive fee net income used in the calculation of the Income Incentive Fee would be subject to a downward adjustment. The amount of the adjustment would be equal to the amount by which such net realized losses exceed such net investment income. On the other hand, if the Company’s net investment income over the Trailing Twelve Quarters since the IPO (or if shorter, the number of calendar quarters since the IPO) is equal to or greater than the Company’s net realized losses over the same period, excluding the most recently completed quarter, then no adjustment to pre-incentive fee net investment income would be made. The Income Incentive Fee is calculated and payable quarterly in arrears. The Company will pay the Investment Advisor an Income Incentive Fee with respect to its “adjusted net investment income” in each calendar quarter as follows:

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

The following is a graphical representation of the calculation of the Income Incentive Fee based on “adjusted net investment income”:

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

Duration and Termination

The Advisory Agreement was approved by the Board on November 13, 2019 for an initial two-year term. Unless terminated earlier as described below, the Advisory Agreement will remain in effect from year to year if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our Independent Directors. At a meeting held on March 10, 2022, our Board approved an amended and restated Advisory Agreement, to be effective upon completion of the IPO. Our Board most recently determined to re-approve the Advisory Agreement for an additional one-year term ending January 13, 2027 at a meeting held on November 3, 2025. The Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Investment Advisor and may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Advisory Agreement without penalty upon 60 days’ written notice.

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

Under the Administration Agreement, the Company reimburses the Administrator based upon its allocable portion of the Administrator’s overhead (including rent) in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the cost of its officers (including the Company’s Chief Financial Officer and Chief Compliance Officer), and any of their respective staff who provide services to the Company, operations staff who provide services to the Company, and internal audit staff, if any, to the extent internal audit performs a role in the Company’s Sarbanes-Oxley internal control assessment. In addition, if requested to provide managerial assistance to portfolio companies, the Administrator is reimbursed based on the services provided. The Administration Agreement has an initial term of two years and may be renewed with the approval of the Board. Our Board most recently determined to re-approve the Administration Agreement for an additional one-year term ending January 13, 2027 at a meeting held on November 3, 2025. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that the Administrator outsources any of its functions, the Company pays the fees associated with such functions on a direct basis without any incremental profit to the Administrator.

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

Market Opportunity

The Investment Team believes that existing market conditions, including those set forth below, have combined to create an attractive investment environment for us:

Large Addressable Market Opportunity. Macro volatility resulting from geopolitical tensions, inflationary pressures, interest rate movements and technology changes has led to increased opportunities in the secondary loan market, in addition to presenting higher yielding opportunities in the private credit markets. As of the date of this report, we believe the pipeline for the primary loan market is moderately building as debt capital markets have become more active in the past several months. In addition, we also believe demand for floating rate loans has remained strong due to attractive relative yields, as base rates have declined, but are still relatively elevated.

Risk Adjusted Returns. Broadly-syndicated fixed and floating rate loans and corporate debt provides an opportunity set that the Investment Team believes offers an attractive, risk-adjusted return, including through net asset value ("NAV") growth from current portfolio market price improvement and total return opportunities for broadly syndicated loans. Specifically, the Investment Team believes it can mitigate risk and achieve our investment objective by: (i) seeking the best relative value, which may equate to buying new loans or other corporate debt issuances at a discount or purchasing in the secondary market, and (ii) seeking to buy loans or other corporate debt issuances that the Investment Team believes have strong fundamentals and low default risk and are capable of withstanding significant downward pricing pressure.

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

Financing Arrangements

Bank of America Credit Facility

On February 18, 2020, the Company, through a special purpose wholly-owned subsidiary, PS BDC Funding (together with the Company, the “Borrowers”) entered into a Credit Agreement (the “Credit Agreement”) with certain financial institutions as lenders (“Lenders”), Bank of America, N.A., as the administrative agent and BofA Securities, Inc. (“BofA Securities”), as Lead Arranger and Sole Book Manager, pursuant to which the Lenders agreed to provide the Company with a revolving line of credit (the “BoA Credit Facility”).

On March 29, 2024, the Company entered into a fourth amendment to the BoA Credit Facility (the “BoA Credit Facility Fourth Amendment”) that amends the BoA Credit Facility to, among other things: (i) extend the facility maturity date; (ii) update arrangements for the calculation of the fee on unused commitments, and (iii) payment of an extension fee. The following describes the terms of the BoA Credit Facility as amended by the BoA Credit Facility Fourth Amendment.

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

The Credit Agreement requires the payment of a commitment fee in a range of 0.50% to 1.40% depending on the amount of Commitments utilized. Such fee is payable quarterly in arrears. The advance rate for PS BDC Funding’s Eligible Collateral Assets ranges from 40% for Second Lien Bank Loans to 70% for First Lien Bank Loans that are B Assets to 100% for Cash (excluding Excluded Amounts) (as each such term is defined in the Credit Agreement).

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

As of December 31, 2025, we had approximately $262.6 million principal outstanding and $262.4 million of available Commitments under the BoA Credit Facility, and PS BDC Funding was in compliance with the applicable covenants in the BoA Credit Facility on such date.

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

On November 4, 2025, the Company entered into a fifth amendment to the WF Credit Facility (the “WF Credit Facility Fifth Amendment”) that amends the WF Credit Facility to, among other things: (i) increase the amount available for borrowing under the WF Credit Facility, (ii) extend the facility maturity date, (iii) extend the reinvestment period , (iv) update the applicable spread, and (v) update the non-usage fee. The following describes the terms of the WF Credit Facility as amended by the WF Credit Facility Fifth Amendment.

The amount available for borrowing under the WF Credit Facility is currently $200 million. The facility maturity date of the WF Credit Facility is November 4, 2030 and the reinvestment period ends on November 3, 2028 (subject to other provisions of the WF Credit Facility). The loans under the WF Credit Facility may be Broadly Syndicated Loans or Middle Market Loans and will bear interest at Daily Simple SOFR or base rate (to the extent Daily Simple SOFR is unavailable), plus 1.95%, with an interest rate floor of 0.0%. The “base rate” will be equal to the highest of (a) the federal funds rate plus 0.50% and (b) the prime rate. The Loan Agreement requires the payment of a non-usage fee ranging from 0.50% to 1.45%, depending on the utilization levels of the facility.

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

As of December 31, 2025, we had $154.3 million principal outstanding and $45.7 million of available Commitments under the WF Credit Facility, and PS BDC Funding II was in compliance with the applicable covenants in the WF Credit Facility on such date.

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

As of December 31, 2025, we had outstanding indebtedness under the CLO Transaction of $300.0 million.

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

At the conclusion of the due diligence process, the credit analyst presents a formal investment memorandum to the entire Investment Team, which includes the Investment Committee (which averages over 26 years of credit investing experience) and all industry credit analysts. Our Investment Advisor views this part of our process as unique across credit investment firms but believes that this more fulsome and collaborative process leads to better investment decisions. Ultimately the Investment Committee needs to have a unanimous vote in order to approve any of our investments, working in collaboration with our Chief Investment Officer and the Investment Advisor’s loan portfolio manager to size the position appropriately for the risk.

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

Investment Process — Ongoing Portfolio Monitoring

The Investment Advisor employs an active relative value scoring system to monitor corporate debt and equity investments throughout the life of the investment. Existing positions are assigned a score of 5 to 1 to each position, which is updated on an ongoing basis and the Investment Advisor’s analysts incorporate both a fundamental and relative value view. The scoring system is as follows:

5.
Add Now Where Possible/Outperforming or Compelling Relative Value
4.
Performing At or Above Plan/Add on Relative Where Applicable
3.
Hold/Fair Value
2.
Sell Opportunistically/Don’t Add
1.
Sell Now Where Possible/Potential for Impairment.

The following table shows the distribution of our debt and equity investments on the 1 to 5 investment risk rating scale range at fair value as of December 31, 2025 and December 31, 2024:

		December 31, 2025		December 31, 2024
Scale Range	Designation	Investments at Fair Value (In thousands)	Percentage of Total Debt and Equity Investments	Investments at Fair Value (In thousands)	Percentage of Total Debt and Equity Investments
5	Add Now Where Possible/Outperforming or Compelling Relative Value	$4,522	0.4%	$9,877	0.8%
4	Performing At or Above Plan/Add on Relative Where Applicable	670,428	61.5%	860,909	66.7%
3	Hold/Fair Value	341,140	31.3%	337,775	26.2%
2	Sell Opportunistically/Don't Add	74,446	6.8%	80,989	6.3%
1	Sell Now Where Possible/Potential for Impairment	-	0.0%	-	0.0%
Total Debt and Equity Investments		$1,090,536	100.0%	$1,289,550	100.0%
Excluded from Ratings:
CLO Mezzanine		34,300		38,148
CLO Equity		6,088		10,003
Short-Term Investments		72,716		69,430
Total Investments		$1,203,640		$1,407,131

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

The Board subsequently authorized the Company to enter into an extended share repurchase plan. On December 19, 2024, the Company entered into a share repurchase plan (the “Extended Company Rule 10b5-1 Stock Repurchase Plan”) to acquire up to $20 million in the aggregate of shares of the Company’s common stock less any repurchases made pursuant to the Company Rule 10b5-1 Stock Repurchase Plan, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The Extended Company Rule 10b5-1 Stock Repurchase Plan commenced on January 22, 2025 and terminated on January 22, 2026.

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

For the year ended December 31, 2025, the Company repurchased 1,371,447 shares of its common stock pursuant to the Company Rule 10b5-1 Repurchase Plan and Extended Company Rule 10b5-1 Repurchase Plan .

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

For the year ended December 31, 2025, PSCM purchased 136,255 shares of the Company’s common stock pursuant to the PSCM Rule 10b5-1 Stock Purchase Plan and Extended PSCM Rule 10b5-1 Stock Purchase Plan.

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

Taxation as a RIC

If we:

•
qualify as a RIC; and
•
satisfy the Annual Distribution Requirement,

then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain (generally defined as net long-term capital gains in excess of short-term capital losses) we distribute (or are deemed to distribute) to stockholders. We will be subject to U.S. federal income tax at the regular corporate rate on any net income or net capital gain not distributed (or deemed distributed) to our stockholders.

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

Failure to Qualify as a RIC

If we were unable to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at the regular corporate rate, regardless of whether we make any distributions to our stockholders. Distributions would not be required, and any distributions would be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations in the Code, such distributions may be eligible for the preferential maximum rate applicable to qualified dividend income of individual stockholders to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees may be eligible for a dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain.

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

In general, individual U.S. stockholders currently are subject to a maximum federal income tax rate of 20% on their net capital gain (i.e., the excess of realized net long-term capital gains over realized net short-term capital losses), including any long-term capital gain derived from an investment in our shares. Such rate is lower than the maximum rate on ordinary income currently payable by individuals. In addition, an additional 3.8% Medicare tax will be imposed on certain net investment income (including ordinary dividends and capital gain distributions received from us and net gains from redemptions or other taxable dispositions of our common stock) of U.S. high-income individuals, and certain estates and trusts. Corporate U.S. stockholders currently are subject to federal income tax on net capital gain at the 21% corporate income tax rate also applied to ordinary income. Non-corporate stockholders with net capital losses for a year (i.e., capital losses in excess of capital gains) generally may deduct up to $3,000 of such losses against their ordinary income each year; any net capital losses of a non-corporate stockholder in excess of $3,000 generally may be carried forward and used in subsequent years as provided in the Code. Corporate stockholders generally may not deduct any net capital losses for a year but may carry back such losses for three years or carry forward such losses for five years.

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

Backup Withholding. We may be required to withhold federal income tax (“backup withholding”), currently at a rate of 24%, from all distributions to any non-corporate U.S. stockholder (1) who fails to furnish us with a correct taxpayer identification number or a certificate that such stockholder is exempt from backup withholding or (2) with respect to whom the IRS notifies us that such stockholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number generally is his or her social security number. Any amount withheld under backup withholding may be allowed as a credit against the U.S. stockholder’s federal income tax liability or refunded, provided that proper information is provided to the IRS.

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

Therefore, a tax-exempt U.S. stockholder generally should not be subject to U.S. taxation solely as a result of the stockholder’s ownership of our stock and receipt of dividends with respect to such stock. Moreover, under current law, if we incur indebtedness, such indebtedness generally will not be attributed to a tax-exempt U.S. stockholder. Therefore, a tax-exempt U.S. stockholder should not be treated as earning income from “debt- financed property” and dividends we pay should not be treated as “unrelated debt-financed income” solely as a result of indebtedness that we incur. Proposals periodically are made to change the treatment of “blocker” investment vehicles interposed between tax-exempt investors and non- qualifying investments. In the event that any such proposals were to be adopted and applied to BDCs, the treatment of dividends payable to tax-exempt investors could be adversely affected.

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

Item 1A. Risk Factors

Investing in our common stock involves a number of significant risks. The investor should be aware of various risks, including those described below. The investor should carefully consider these risk factors, together with all of the other information included in this Annual Report. The risks set out below are known material risks but not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also materially and adversely affect our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, the NAV of our common stock could decline, and an investor may lose all or part of his or her investment.

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

Our investments in PIK interest income expose us to risks, including a possible increase in incentive fees that are payable by us to the Investment Advisor.

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

Assumed Return on Our Portfolio(1)

(net of expenses)

	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common stockholder	(35.16)%	(22.19)%	(9.23)%	3.74%	16.71%

(1)
Assumes (i) $1.2 billion in total assets as of December 31, 2025, (ii) $1.2 billion in non-controlled, non-affiliated investments at fair value as of December 31, 2025, (iii) $716.9 million in outstanding indebtedness as of December 31, 2025, (iv) $464.1 million in net assets as of December 31, 2025 and (iv) weighted average interest rate of 5.97% on our indebtedness for the twelve months ended December 31, 2025.

Based on outstanding indebtedness of $716.9 million as of December 31, 2025, and the weighted average effective interest rate of 5.97%, our investment portfolio would have had to produce an annual return of approximately 3.56% to cover annual interest payments on outstanding debt.

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

Changes in interest rates affect our cost of capital and net investment income.

Because we borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates would not have a material adverse effect on our net investment income given that we use debt to finance our investments. In periods of rising interest rates, which have been experienced in the United States and many other countries around the world in recent years, our cost of funds could increase, which could reduce our net investment income. In addition, in a prolonged low interest rate environment, the difference between investment income earned on interest earning assets and the interest expense incurred on interest bearing liabilities may be compressed, reducing our net investment income and potentially adversely affecting our operating results. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

We have uncertainty as to the value of certain portfolio investments.

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

We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the loans and debt securities we acquire, the default rate on such loans and securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. Moreover, as of December 31, 2025, 100% of our investments were classified as Level 1 or Level 2, which may cause our NAV to experience greater fluctuations than funds with a greater proportion of Level 3 assets. In light of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

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

Our business relies on secure information technology systems. These systems are exposed to operational and information security risks resulting from cyberattacks that threaten the confidentiality, integrity or availability of our information resources (i.e., cyber incidents). Cyber incidents can result from unintentional events (such as an inadvertent release of confidential information) or deliberate attacks by insiders or third parties. These attacks could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing and unauthorized release of confidential information, corrupting data, denial of service attacks on our websites, “ransomware” that renders systems inoperable until ransom is paid, or various other forms of cybersecurity breaches. Cybersecurity incidents and cyber-attacks are becoming more sophisticated and difficult to detect, particularly as threat actors use artificial intelligence technologies to deploy these attacks. Artificial intelligence tools may also be susceptible to new forms of cyberattacks, such as prompt injection attacks, which may increase our cybersecurity risks. Such cyber incidents could result in disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could have a material adverse effect on our business, financial condition and results of operations. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by the Investment Advisor and third-party service providers. Cyber incidents affecting us, our Investment Advisor, or third-party service providers may adversely impact us or the companies in which we invest, causing our investments to lose value. We, along with our Investment Advisor, have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions. However, these measures may not be effective, and there can be no assurance that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident. In addition, the costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means, and we may be required to expend additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. In addition, cybersecurity is a priority for regulators in the U.S. and around the world. The SEC has adopted rules related to cybersecurity risk management for registered investment advisers, registered investment companies and business development companies. In addition, the SEC requires public companies to disclose material cybersecurity incidents on Form 8-K and provide periodic disclosure regarding their cybersecurity risk management, strategy, and governance in annual reports. In May 2024, the SEC adopted cybersecurity regulations as an amendment to Regulation S-P designed to establish a federal “minimum standard” for covered institutions to adopt an incident response program to govern their response to any unauthorized access of customer information. The adopted rule requires compliance as of December 2025 and applies to us as it includes investment companies and registered investment advisers. The amendments require implementation of written policies and procedures to safeguard customer records and information by imposing notification requirements to affected individuals whose sensitive customer information was or is reasonably likely to have been accessed or used without authorization and other requirements, such as review of incident response programs and having policies and procedures regarding compliance by third-party service providers. We also may face increased costs to comply with the new SEC rules, including increased costs for cybersecurity training and management, a portion of which may be allocated to us. In addition, the SEC has indicated in recent periods that one of its examination priorities for the Office of Compliance Inspections and Examinations is to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

We are subject to risks associated with artificial intelligence and machine learning technology.

Artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials, or collectively, AI, and its current and potential future applications including in the private investment and financial industries, as well as the legal and regulatory frameworks within which AI operates, continue to rapidly evolve. While the full extent of current or future risks related thereto is not possible to predict, artificial intelligence could significantly disrupt the business models and markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs, any of which could have a material adverse effect on our or our portfolio companies’ business, financial condition and results of operations.

We expect to expand our use of artificial intelligence tools and technologies in the operation of our business. In addition, certain of our portfolio companies use and may plan to expand their use of artificial intelligence tools and technologies in the operation of their businesses. These uses come with potential risks, including, but not limited to, generation of inaccurate results, misuse or disclosures of confidential information, infringement of third-party intellectual property rights, potential cybersecurity vulnerabilities, reputational risk, and regulatory burdens. Artificial intelligence models may create outputs that are flawed, inaccurate, biased, or that infringe or misappropriate intellectual property of third parties. The models may also be subject to new or different modes of cyber attacks, including prompt injection attacks, and such attacks may be able to circumvent our cybersecurity tools and processes. To the extent we or any of our portfolio companies rely on such technologies, these risks could negatively impact us or our portfolio companies. There is also a risk that artificial intelligence tools or applications may be misused by employees and/or third parties engaged by us, our Investment Adviser, or by our portfolio companies. Further, we, our adviser or administrator or our portfolio companies may not be able to control how third-party artificial intelligence technologies that we or they choose to use are developed or maintained, or how data we or they input is used or disclosed, even where contractual protections with respect to these matters have been sought. The misuse or misappropriation of our data could have an adverse impact on our reputation and could subject us to legal and regulatory investigations and/or actions. The misuse or misappropriation of data of any of our portfolio companies could have an adverse impact on such businesses reputation and could subject such portfolio company to legal and regulatory investigations and/or actions.

We, our portfolio companies and our Investment Advisor may also be exposed to competitive risks related to the adoption of artificial intelligence or other new technologies by others within our respective industries. If our or our portfolio companies’ or our Investment Advisor’s competitors are more successful in the use of artificial intelligence or development of services or products based on artificial intelligence, we, our portfolio companies or our Investment Advisor may be at a competitive disadvantage. In addition, our, our portfolio companies’ or our Investment Advisor’s investments in technology systems and artificial intelligence may not deliver the benefits we or they expect, which could be costly for our or their respective businesses.

Finally, regulations related to artificial intelligence may also impose on us or our portfolio companies certain obligations and costs related to monitoring and compliance, and we or they could be subject to regulatory actions if we or they are deemed not to have complied.

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

We hold the debt securities of leveraged portfolio companies.

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

Our investments in secured loans nonetheless expose us to losses from default and foreclosure.

While we invest in secured loans, they nonetheless expose us to losses resulting from default and foreclosure. Therefore, the value of the underlying collateral, the creditworthiness of the borrower and the priority of the lien are each of great importance. We cannot guarantee the adequacy of the protection of our interests, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, we cannot assure you that claims may not be asserted that might interfere with enforcement of our rights. In addition, in the event of any default under a secured loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the secured loan, which could have a material adverse effect on our cash flow from operations.

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

The mezzanine debt and other junior investments in which we invest are typically contractually or structurally subordinated to senior indebtedness of the applicable company, or effectively subordinated as a result of being unsecured debt and therefore subject to the prior repayment of secured indebtedness to the extent of the value of the assets pledged as security. In some cases, the subordinated debt held by us may be subject to the prior repayment of different classes of senior debt that may be in priority ahead of the debt held by us. In the event of financial difficulty on the part of a portfolio company, such class or classes of senior indebtedness ranking prior to the debt held by us, and interest thereon and related expenses, must first be repaid in full before any recovery may be had on our mezzanine debt or other subordinated investments. Subordinated investments are characterized by greater credit risks than those associated with the senior or senior secured obligations of the same issuer. In addition, under certain circumstances the holders of the senior indebtedness will have the right to block the payment of interest and principal on our mezzanine debt or other junior investment and to prevent us from pursuing its remedies on account of such non-payment against the issuer. Further, in the event of any debt restructuring or workout of the indebtedness of any issuer, the holders of the senior indebtedness will likely control the creditor side of such negotiations.

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

A significant number of high yield loans in the market, in particular the broadly syndicated loan market, consist of Covenant-Lite Loans, which are loans that do not require the borrower to maintain debt service or other financial ratios and do not include terms which allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. A significant portion of the loans in which we may invest or get exposure to through its investments in CDOs or other types of structured securities are Covenant-Lite Loans and it is possible that such loans will comprise a majority of our portfolio from time to time. Ownership of Covenant-Lite Loans exposes us to different risks, including with respect to liquidity, price volatility, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants. Generally, Covenant-Lite Loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in Covenant-Lite Loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.

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

The U.S. Federal Reserve decreased the federal funds rate three times in 2025, which may lead to lower interest rates in the credit markets. Lower interest rates will increase prepayment risk for our clients’ investments in assets with higher interest rates.

We invest in high yield debt, which has greater credit and liquidity risk than more highly rated debt obligations.

We invest in high yield debt, a substantial portion of which may be rated below investment-grade by one or more nationally recognized statistical rating organizations or is unrated but of comparable credit quality to obligations rated below investment-grade, and has greater credit and liquidity risk than more highly rated debt obligations. High yield debt is generally unsecured and may be subordinate to other obligations of the obligor. The lower rating of high yield debt reflect a greater possibility that adverse changes in the financial condition of the obligor or in general economic conditions (including, for example, a substantial period of rising interest rates or declining earnings) or both may impair the ability of the obligor to make payment of principal and interest. Many issuers of high yield debt are highly leveraged, and their relatively high debt-to-equity ratios create increased risks that their operations might not generate sufficient cash flow to service their debt obligations. In addition, many issuers of high yield debt may be in poor financial condition, experiencing poor operating results, having substantial capital needs or negative net worth or be facing special competitive or product obsolescence problems, and may include companies involved in bankruptcy or other reorganizations or liquidation proceedings. Certain of these securities may not be publicly traded, and therefore it is difficult to obtain information as to the true condition of the issuers. Overall declines in the below investment-grade bond and other markets may adversely affect such issuers by inhibiting their ability to refinance their debt at maturity. High yield debt is often less liquid than higher rated securities, and the market for high yield debt has recently experienced periods of volatility. The market values of certain of this high yield debt may reflect individual corporate developments.

Our investments in bank loans and financial institutions may be less liquid than our other investments and we incur greater risk with respect to investments we acquire through assignments or participations of interests.

We invest a portion of our investments in loans originated by banks and other financial institutions. The loans invested in by us may include term loans and revolving loans, may pay interest at a fixed or floating rate and may be senior or subordinated. Purchasers of bank loans are predominantly commercial banks, investment funds and investment banks. As secondary market trading volumes for bank loans increase, new bank loans are frequently adopting standardized documentation to facilitate loan trading, which should improve market liquidity. There can be no assurance, however, that future levels of supply and demand in bank loan trading will provide an adequate degree of liquidity, that the current period of illiquidity will not persist or worsen and that the market will not experience periods of significant illiquidity in the future. In addition, we make investments in stressed or distressed bank loans, which are often less liquid than performing bank loans.

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

We acquire interests in bank loans either directly (by way of sale or assignment) or indirectly (by way of participation). The purchaser of an assignment typically succeeds to all the rights and obligations of the assigning institution and becomes a lender under the credit agreement with respect to the debt obligation; however, its rights can be more restricted than those of the assigning institution. Participation interests in a portion of a debt obligation typically result in a contractual relationship only with the institution participating out the interest, and not with the borrower. In purchasing participations, we generally will have no right to enforce compliance by the borrower with the terms of the loan agreement, nor any rights of set-off against the borrower, and we may not directly benefit from the collateral supporting the debt obligation in which it has purchased the participation. As a result, we will assume the credit risk of both the borrower and the institution selling the participation. The bank loans acquired by us are likely to be below investment-grade.

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

We invest in structured products and such investments involve significant risks.

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

Our portfolio includes equity investments, which are subordinated to debt investments and are subject to additional risks.

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

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies and such portfolio companies could fail to generate sufficient cash flow to service their debt obligations to us.

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

Additionally, certain loans that we make to portfolio companies may be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by first priority liens on the collateral will generally control the liquidation of, and be entitled to receive proceeds from, any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds were not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.

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

We may invest in derivatives and other assets that are subject to many of the same types of risks related to the use of leverage. In October 2020, the SEC adopted Rule 18f-4 under the 1940 Act regarding the ability of a BDC to use derivatives and other transactions that create future payment or delivery obligations. Under Rule 18f-4, BDCs that use derivatives are subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined under Rule 18f-4. Under Rule 18f-4, a BDC may enter into an unfunded commitment agreement (which may include delayed draw and revolving loans) that will not be deemed to be a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as they become due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

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

Our investments in OID and PIK interest income expose us to risks associated with such income being required to be included in accounting income and taxable income prior to receipt of cash.

Our investments include OID and PIK instruments. To the extent OID and PIK interest income constitute a portion of our income, we will be exposed to risks associated with such income being required to be included in an accounting income and taxable income prior to receipt of cash, including the following:

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

Distributions by a BDC generally are treated as dividends for U.S. federal income tax purposes, and will be subject to U.S. federal income or withholding tax unless the stockholder receiving the dividend qualifies for an exemption from U.S. tax, or the distribution is subject to one of the special look-through rules described below. Distributions paid out of net capital gains can qualify for a reduced rate of taxation in the hands of an individual U.S. stockholder, and an exemption from U.S. tax in the hands of a non-U.S. stockholder.

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

Our business will be adversely affected if we fail to maintain our qualification as a RIC.

To maintain RIC tax treatment under the Code, we must be a BDC at all times during each taxable year and meet the following minimum annual distribution, income source and asset diversification requirements. The minimum annual distribution requirement for a RIC will be satisfied if we distribute dividends to our stockholders in respect of each taxable year of an amount generally at least equal to 90% of our investment company taxable income, determined without regard to any deduction for dividends paid. In this regard, a RIC may, in certain cases, satisfy the 90% distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillback dividend” provisions of Subchapter M of the Code. We would be taxed, at the regular corporate rate, on any retained income and/or gains, including any short-term capital gains or long-term capital gains. We must also satisfy an additional annual distribution requirement with respect to each calendar year in order to avoid a 4% excise tax on the amount of any under-distribution. Because we may use debt financing, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and may, in the future, be subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, or chose or be required to retain a portion of our taxable income or gains, we could (1) be required to pay excise tax and (2) fail to qualify for RIC tax treatment, and thus become subject to corporate-level income tax on our taxable income (including gains).

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
•
an increase in negative global media coverage relating to the private credit industry; and
•
loss of a major funding source.

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

Purchases of shares of our common stock by us under our open market repurchase program, including the Extended Company Rule 10b5-1 Stock Repurchase Plan, and by PSCM, including through the Extended PSCM Rule 10b5-1 Plan, may result in the price of shares of our common stock being higher than the price that otherwise might exist in the open market.

On December 19, 2024, the Company entered into the Extended Company Rule 10b5-1 Stock Repurchase Plan to acquire up to $20 million in the aggregate of shares of our common stock less any repurchases made pursuant to the Company Rule 10b5-1 Stock Repurchase Plan, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. In addition, on April 22, 2025 PSCM entered into the Extended PSCM Rule 10b5-1 Plan to acquire up to $2.5 million in the aggregate of shares of our common stock, in accordance with the the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. These activities could have the effect of maintaining the market price of our common stock or retarding a decline in the market price of the common stock, and, as a result, the price of our common stock could be higher than the price that otherwise might exist in the open market. Repurchases pursuant to the Extended Company Rule 10b5-1 Stock Repurchase Plan could affect the price of our common stock and increase its volatility. The existence of the Extended PSCM Rule 10b5-1 Stock Purchase Plan could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock could decline below the levels at which we repurchased such shares.

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

In addition, certain force majeure events (such as events of war or an outbreak of an infectious disease, such as the global outbreak of COVID-19) could have a broader negative impact on the world economy and international business activity generally, or in any of the countries in which we invest or in which our portfolio companies operate. Such force majeure events could result in or coincide with: increased volatility in the global securities, derivatives and currency markets; a decrease in the reliability of market prices and difficulty in valuing assets; greater fluctuations in currency exchange rates; increased risk of default (by both government and private issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; less governmental regulation and supervision of the securities markets and market participants and decreased monitoring of the markets by governments or self-regulatory organizations and reduced enforcement of regulations; limited, or limitations on, activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.

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

The current global financial market situation, as well as various social and political tensions in the United States and around the world (including the bilateral relationship between the U.S. and China, the conflict in the Red Sea, the conflict between Russia and Ukraine, and U.S. foreign policy in Latin America) may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the U.S. and worldwide. The impact of downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns and uncertainty surrounding transfers of power could adversely affect the U.S. and global financial markets and economic conditions.

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

The Russian invasion of Ukraine as well as the conflicts in the Middle East and Latin America may have a material adverse impact on us and our portfolio companies.

The conflicts between Russia and Ukraine as well as in the Middle East and Latin America could lead to disruption, instability and volatility in global markets, economies and industries that could negatively impact our business, results of operations and financial condition. The conflicts have already resulted in significant volatility in certain equity, debt and currency markets, material increases in certain commodity prices, and economic uncertainty. The conflict may escalate and its resolution is unclear. For example, the U.S. government and other governments have imposed severe sanctions against Russia and Russian interests and threatened additional sanctions and controls. Sanctions and export control laws and regulations are complex, frequently changing, and increasing in number, and they may impose additional legal compliance costs or business risks associated with our operations. Because this is an uncertain and evolving situation, its full impact is unknown at this time.

In addition, the ongoing conflicts involving the Middle East or Latin America may also cause additional inflation, disrupt supply chains and potentially destabilize the region. These ongoing conflicts may also disrupt local, regional, national, and global markets and economies affected by sanctions, and it is not possible to predict how long any such disruption may last. It is also not possible to predict with certainty these ongoing conflicts’ additional adverse effects on existing macroeconomic conditions, currency exchange rates, and financial markets, all of which may affect our business operations or the business operations of our portfolio companies.

Climate change and related transition and physical risks could adversely affect our operations and those of our portfolio companies and increase costs (including insurance costs).

Climate change is widely considered to be a significant threat to the global economy. Our business operations and our portfolio companies may face risks associated with climate change, including risks related to the impact of climate-related legislation and regulation (both domestically and internationally), risks related to climate-related business trends (such as the process of transitioning to a lower-carbon economy), and risks stemming from the physical impacts of climate change, such as the increasing frequency or severity of extreme weather events (including wildfires, droughts, hurricanes and floods) and rising sea levels and temperatures. These events and the disruptions they cause, alone or in combination, could also lead to increased costs of insurance for us and/or our portfolio companies.

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

The outcome of the U.S. presidential, congressional and other elections creates significant uncertainty with respect to the legal, tax and regulatory regime in which we and the Investment Advisor will operate.

Anticipating policy changes and reforms may be particularly difficult during periods of heightened partisanship at the federal, state and local levels, including due to the divisiveness surrounding populist movements, political disputes and socioeconomic issues. The failure to accurately anticipate the possible outcome of such changes and/or reforms could have a material adverse effect on our returns. Changes in the composition of the U.S. government following an election could result in changes to U.S. and non-U.S. fiscal, tax and other policies, as well as the global financial markets generally. Any significant changes in economic policy, the regulation of the asset management industry, international trade policy and/or tax law, among other things, could have a material adverse impact on our investments. General fluctuations in the market prices of securities and interest rates could affect our investment opportunities and the value of its investments. We could also be affected by difficult conditions in the capital markets and any overall weakening of the financial services industry. Ongoing disruptions in the global credit markets could affect issuers’ ability to pay debts and obligations on a timely basis. If defaults occur, we could lose both invested capital in, and anticipated profits from, any affected investments.

In recent years, there has been increased regulatory enforcement activity and rulemaking impacting the financial services industry. Under the prior U.S. presidential administration, including at the SEC and certain other regulatory bodies, policy changes could have imposed additional costs on us and our investments, required significant attention of senior management or resulted in limitations on the manner in which we or the companies in which we invest conduct business. We cannot predict at this time whether and the extent to which the current U.S. presidential administration and senior officials at the SEC and other federal agencies will pursue these or other policy changes. In addition, uncertainty regarding legislation and regulations affecting the financial services industry or taxation could also adversely impact our business or the business of our portfolio companies.

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

Holders

As of February 25, 2026, we had 14 record holders of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street name.”

Price Range of Common Stock

The following table sets forth, for the periods indicated, the net asset value, or NAV, per share of our common stock, the high and low closing sales prices for our common stock and such sales prices as a percentage of NAV per share.

		Closing Sale Prices (2)
	NAV (1)	High	Low	Premium/Discount of High Sale Price to NAV (3)	Premium/Discount of Low Sale Price to NAV (3)
Year ending December 31, 2026
First Quarter (through February 25, 2026)	*	$12.32	$10.85	*	*
Year ended December 31, 2025
First Quarter	$15.85	$15.98	$13.32	0.8%	(16.0)%
Second Quarter	$15.68	$14.77	$12.06	(5.8)%	(23.1)%
Third Quarter	$15.39	$14.23	$12.13	(7.5)%	(21.2)%
Fourth Quarter	$14.85	$12.95	$11.81	(12.8)%	(20.5)%
Year ended December 31, 2024
First Quarter	$17.16	$16.76	$15.95	(2.3)%	(7.1)%
Second Quarter	$16.85	$16.83	$15.90	(0.1)%	(5.6)%
Third Quarter	$16.61	$16.68	$16.04	0.4%	(3.4)%
Fourth Quarter	$16.50	$16.30	$15.20	(1.2)%	(7.9)%

(1)
NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAV per share shown is based on outstanding shares at the end of each period.
(2)
Closing sales price as provided by NYSE.
(3)
Calculated as of the respective high or low closing sales price divided by the quarter end NAV.

* Not determinable at the time of filing.

Distributions

The following table reflects the distributions declared on shares during the fiscal year ended December 31, 2025:

Declaration Date	Record Date	Per Share	Payment Date	Total Distributions Declared
2/27/2025	3/28/2025	$0.360	4/10/2025	$11,714,851
3/24/2025	3/28/2025	0.030	4/10/2025	976,238
5/7/2025	6/27/2025	0.360	7/14/2025	11,600,374
6/23/2025	6/27/2025	0.060	7/14/2025	1,933,396
8/6/2025	9/26/2025	0.360	10/14/2025	11,489,601
9/23/2025	9/26/2025	0.060	10/14/2025	1,914,933
11/5/2025	12/29/2025	0.360	1/14/2026	11,253,948
12/23/2025	12/29/2025	0.070	1/14/2026	2,188,267
				$53,071,608

The following table reflects the distributions declared on shares during the fiscal year ended December 31, 2024:

Declaration Date	Record Date	Per Share	Payment Date	Total Distributions Declared
3/20/2024	3/28/2024	$0.490	4/10/2024	$15,950,869
5/7/2024	6/28/2024	0.420	7/16/2024	13,678,310
6/20/2024	6/28/2024	0.050	7/16/2024	1,628,370
8/7/2024	9/27/2024	0.420	10/14/2024	13,702,071
9/23/2024	9/27/2024	0.050	10/14/2024	1,631,199
11/5/2024	12/27/2024	0.420	1/13/2025	13,693,684
12/23/2024	12/27/2024	0.060	1/13/2025	1,956,241
				$62,240,744

The following table reflects the distributions declared on shares during the fiscal year ended December 31, 2023:

Declaration Date	Record Date	Per Share	Payment Date	Total Distributions Declared
5/16/2023	5/17/2023	$0.520	5/18/2023	$13,183,368
8/14/2023	8/15/2023	0.540	8/16/2023	13,928,820
9/29/2023	9/29/2023	0.560	10/17/2023	14,678,378
12/20/2023	12/21/2023	0.535	12/22/2023	14,277,719
				$56,068,285

Distribution Reinvestment Plan

The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for reinvestment of its dividends and other distributions on behalf of the Company’s stockholders, unless a stockholder elects to receive cash. As a result, if the Company’s Board authorizes, and the Company declares, a cash dividend or other distribution, then stockholders who do not “opt out” of the Company’s dividend reinvestment plan will have their cash dividends and distributions (net of applicable withholding tax) automatically reinvested in additional shares of the Company’s common stock, rather than receiving cash dividends and distributions.

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

Performance Graph

The following graph compares the cumulative total return on our common stock with the cumulative total return of the Standard & Poor's 500 Stock Index ("S&P 500"), Standard & Poor's BDC Index ("S&P BDC Index"), Morningstar LTSA US Leveraged Loan Index ("Leveraged Loan Index"), and the Bloomberg US Corporate High Yield Bond Index ("High Yield Bond Index") for the period January 18, 2024 (the date of our IPO) to December 31, 2025. This comparison assumes $100.00 was invested in our common stock at the closing price of our common stock on January 18, 2024 and in the comparison groups and assumes the reinvestment of all cash dividends on the ex-dividend date prior to any tax effect. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

PSBD
S&P BDC Index
S&P 500
Leveraged Loan Index
High Yield Bond Index
$150.00
$145.00
$140.00
$135.00
$130.00
$125.00
$120.00
$115.00
$110.00
$105.00
$100.00
$95.00
$90.00
$85.00
1/18/2024
3/31/2024
6/30/2024
9/30/2024
12/31/2024
3/31/2025
6/30/2025
9/30/2025
12/31/2025

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table sets forth information regarding repurchases of our common stock during the year ended December 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs (Dollars in Thousands) (1)
January 1, 2025 through January 31, 2025	12,037	$15.39	91,001	$18,553
February 1, 2025 through February 28, 2025	12,040	15.48	103,041	18,367
March 1, 2025 through March 31, 2025	74,322	14.71	177,363	17,273
April 1, 2025 through April 30, 2025	143,942	13.10	321,305	15,387
May 1, 2025 through May 31, 2025	97,366	13.31	418,671	14,090
June 1, 2025 through June 30, 2025	73,737	14.20	492,408	13,043
July 1, 2025 through July 31, 2025	80,462	14.08	572,870	11,910
August 1, 2025 through August 31, 2025	97,448	13.98	670,318	10,548
September 1, 2025 through September 30, 2025	165,154	13.45	835,472	8,326
October 1, 2025 through October 31, 2025	255,093	12.50	1,090,565	5,138
November 1, 2025 through November 30, 2025	231,597	12.15	1,322,162	2,325
December 1, 2025 through December 31, 2025	128,249	12.28	1,450,411	750
Total	1,371,447	$13.12	1,450,411	$750

(1)
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

Senior Securities

Information about our senior securities is shown in the following table as of the end of the last six fiscal years. The information as of and for each of the years ended December 31, 2025, 2024, 2023, 2022, and 2021, is derived from our consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which is included within “Item 8. Consolidated Financial Statements and Supplementary Data."

Class and Period Ended	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in Millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
BoA Credit Facility
December 31, 2025	$262.6	$1,647.4	—	—
December 31, 2024	352.3	1,669.7	—	—
December 31, 2023	504.0	1,721.5	—	—
December 31, 2022	514.5	1,566.8	—	—
December 31, 2021	552.0	1,694.5	—	—
December 31, 2020	395.0	1,640.9	—	—
WF Credit Facility
December 31, 2025	$154.3	$1,647.4	—	—
December 31, 2024	150.8	1,669.7	—	—
December 31, 2023	136.3	1,721.5	—	—
December 31, 2022	126.8	1,566.8	—	—
December 31, 2021	100.0	1,694.5	—	—
December 31, 2020	0.0	1,640.9	—	—
CLO Notes
December 31, 2025	$300.0	$1,647.4	—	—
December 31, 2024	300.0	1,669.7	—	—
December 31, 2023	0.0	1,721.5	—	—
December 31, 2022	0.0	1,566.8	—	—
December 31, 2021	0.0	1,694.5	—	—
December 31, 2020	0.0	1,640.9	—	—
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
•
uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union, China, the Middle East, Latin America, and the war between Russia and Ukraine;
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

Portfolio and Investment Activity

As of December 31, 2025, our weighted average total yield to maturity of debt and income producing securities at fair value was 11.30%, and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 8.15%.

As of December 31, 2024, our weighted average total yield to maturity of debt and income producing securities at fair value was 10.65%, and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 9.06%.

As of December 31, 2025, we had 264 debt and equity investments in 205 portfolio companies with an aggregate fair value of approximately $1.2 billion.

As of December 31, 2024, we had 262 debt and equity investments in 207 portfolio companies with an aggregate fair value of approximately $1.3 billion.

Our investment activity for the years ended December 31, 2025, 2024, and 2023 is presented below (information presented herein is at amortized cost unless otherwise indicated).

	For the Year Ended December 31,
	2025	2024	2023
New investments:
Gross investments	$426,717,344	$773,809,544	$273,733,424
Less: sold investments	(581,986,420)	(468,762,595)	(247,083,117)
Total new investments	(155,269,076)	305,046,949	26,650,307

Principal amount of investments funded:
First-lien senior secured debt investments	$387,718,348	$687,351,131	$267,272,174
Second-lien senior secured debt investments	14,689,341	46,287,869	3,858,750
Corporate bonds	6,487,586	4,095,000	2,602,500
Collateralized securities and structured products - debt	10,286,581	34,817,350	—
Common stock	6,937,015	1,258,194	—
Preferred Stock	598,473	—	—
Total principal amount of investments funded	426,717,344	773,809,544	273,733,424

Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$541,154,686	$416,686,491	$233,535,659
Second-lien senior secured debt investments	21,412,711	24,881,614	8,013,549
Corporate Bonds	2,707,568	4,020,000	—
Collateralized securities and structured products - debt	13,225,000	12,000,000	3,000,000
CLO Equity	3,486,455	11,174,490	2,533,909
Total principal amount of investments sold or repaid	$581,986,420	$468,762,595	$247,083,117

Our investment activity for the years ended December 31, 2025, 2024, and 2023 is presented below (information presented herein is at par unless otherwise indicated). New investment commitment refers to long-term funded commitments in new securities made during the year that remained outstanding as of December 31, 2025, 2024, and 2023, respectively.

	For the Year Ended December 31,
	2025	2024	2023
Number of new investment commitments	90	94	67
Average new investment commitment amount	$3,957,888	$4,419,385	$3,802,624
Weighted average maturity for new investment commitments	5.63 years	5.60 years	5.19 years
Percentage of new debt investment commitments at floating rates	98.96%	100.00%	98.82%
Percentage of new debt investment commitments at fixed rates	1.04%	0.00%	1.18%
Weighted average interest rate of new investment commitments(1)	8.25%	9.12%	10.22%
Weighted average spread over reference rate of new floating rate investment commitments(2)	4.49%	4.62%	4.87%
Weighted average interest rate on long-term investments sold or paid down	8.02%	9.68%	9.56%

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

As of December 31, 2025 and December 31, 2024, our investments consisted of the following:

	December 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt	$1,088,644,221	$1,014,924,713	$1,243,362,037	$1,206,603,630
Second-lien senior secured debt	72,146,972	59,868,971	84,821,531	77,650,130
Corporate Bonds	8,892,453	7,929,631	4,883,315	4,214,315
CLO Mezzanine	34,863,998	34,300,352	37,827,370	38,147,753
CLO Equity	8,326,282	6,087,607	13,029,085	10,003,685
Equity	8,965,875	7,812,775	1,258,194	1,081,497
Short-term investments	72,716,269	72,716,269	69,429,935	69,429,935
Total Investments	$1,294,556,070	$1,203,640,318	$1,454,611,467	$1,407,130,945

The table below describes investments by industry composition based on fair value as of December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
Software	10.7%	10.2%
IT Services	9.6%	6.7%
Healthcare Providers and Services	8.8%	9.4%
Professional Services	7.3%	7.7%
Short-Term Investments	6.0%	4.9%
Chemicals	5.4%	5.1%
Diversified Financial Services	5.0%	3.9%
Construction and Engineering	5.0%	4.5%
Insurance	3.5%	5.0%
Electronic Equipment, Instruments and Components	3.3%	2.8%
Structured Note	2.8%	2.7%
Food Products	2.5%	1.9%
Hotels, Restaurants and Leisure	2.2%	3.1%
Containers and Packaging	2.2%	1.5%
Commercial Services and Supplies	2.0%	0.6%
Building Products	1.8%	1.9%
Machinery	1.8%	1.8%
Auto Components	1.6%	2.2%
Media	1.6%	3.1%
Metals and Mining	1.3%	1.4%
Interactive Media Services	1.3%	0.7%
Independent Power and Renewable Electricity Producers	1.2%	3.3%
Household Durables	1.2%	0.2%
Diversified Consumer Services	1.1%	2.6%
Specialty Retail	1.1%	0.5%
Aerospace and Defense	1.1%	0.7%
Energy Equipment and Services	0.9%	1.7%
Industrial Conglomerates	0.7%	0.7%
Healthcare Equipment and Supplies	0.7%	0.6%
Road and Rail	0.7%	0.6%
Diversified Telecommunication Services	0.7%	2.2%
Pharmaceuticals	0.7%	0.6%
Real Estate Management and Development	0.6%	0.6%
Textiles, Apparel & Luxury Goods	0.6%	—
Healthcare Technology	0.6%	—
Structured Subordinated Note	0.5%	0.7%
Electrical Equipment	0.5%	0.7%
Automotive	0.3%	—
Restaurants	0.3%	—
Household Products	0.3%	—
Construction Materials	0.3%	—
Entertainment	0.2%	—
Internet Software and Services	—	1.9%
Wireless Telecommunication Services	—	0.7%
Electric Utilities	—	0.6%
Total	100%	100%

The table below shows the weighted average yields and interest rate of our debt investments at fair value as of December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
Weighted average total yield of debt and income producing securities	11.30%	10.65%
Weighted average interest rate of debt and income producing securities(1)	8.25%	8.93%
Weighted average spread over reference rate of all floating rate investments (2)	4.46%	4.48%

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

The Investment Advisor employs an active relative value scoring system to monitor corporate debt and equity investments throughout the life of the investment. Existing positions are assigned a score of 5 to 1 to each position, which is updated on an ongoing basis and the Investment Advisor’s analysts incorporate both a fundamental and relative value view. The scoring system is as follows:

5. Add Now Where Possible/Outperforming or Compelling Relative Value

4. Performing At or Above Plan/Add on Relative Where Applicable

3. Hold/Fair Value

2. Sell Opportunistically/Don’t Add

1. Sell Now Where Possible/Potential for Impairment.

The following table shows the distribution of our debt and equity investments on the 1 to 5 investment risk rating scale range at fair value as of December 31, 2025 and December 31, 2024:

		December 31, 2025		December 31, 2024
Scale Range	Designation	Investments at Fair Value (In thousands)	Percentage of Total Debt and Equity Investments	Investments at Fair Value (In thousands)	Percentage of Total Debt and Equity Investments
5	Add Now Where Possible/Outperforming or Compelling Relative Value	$4,522	0.4%	$9,877	0.8%
4	Performing At or Above Plan/Add on Relative Where Applicable	670,428	61.5%	860,909	66.7%
3	Hold/Fair Value	341,140	31.3%	337,775	26.2%
2	Sell Opportunistically/Don't Add	74,446	6.8%	80,989	6.3%
1	Sell Now Where Possible/Potential for Impairment	-	0.0%	-	0.0%
Total Debt and Equity Investments		$1,090,536	100.0%	$1,289,550	100.0%
Excluded from Ratings:
CLO Mezzanine		34,300		38,148
CLO Equity		6,088		10,003
Short-Term Investments		72,716		69,430
Total Investments		$1,203,640		$1,407,131

Results of Operations

The following table represents the operating results for the years ended December 31, 2025, 2024, and 2023:

	For the Year Ended December 31,
	2025	2024	2023
Total investment income	$124,394,762	$143,513,299	$112,223,607
Less: Net expenses	70,931,182	80,912,917	54,236,087
Net investment income	53,463,580	62,600,382	57,987,520
Net realized gains (losses) on investments	(13,198,727)	(17,778,119)	(2,715,413)
Net change in unrealized gains (losses) on investments	(43,434,583)	2,843,502	52,563,544
Net increase (decrease) in net assets resulting from operations	$(3,169,730)	$47,665,765	$107,835,651

Investment Income

Investment income for the years ended December 31, 2025, 2024, and 2023, was as follows:

	For the Year Ended December 31,
	2025	2024	2023
Interest from investments	$118,265,930	$137,508,964	$107,739,382
Dividend income	2,279,271	3,315,849	4,066,745
Payment-in-kind interest income	1,647,034	1,123,611	—
Other income	2,202,527	1,564,875	417,480
Total investment income	$124,394,762	$143,513,299	$112,223,607

For the years ended December 31, 2025, 2024, and 2023, total investment income was driven by interest income from our investments. The size of our investment portfolio at fair value increased from $966.9 million as of December 31, 2022 to $1.0 billion as of December 31, 2023, increased from $1.0 billion as of December 31, 2023 to $1.3 billion as of December 31, 2024, and decreased from $1.3 billion as of December 31, 2024 to $1.2 billion as of December 31, 2025. As of December 31, 2025, loans on non-accrual status represented 0.09% of the total investments at fair value (or 1.34% at amortized cost). As of December 31, 2024, loans on non-accrual status represented 0.08% of the total investments at fair value (or 0.46% at amortized cost). There were no loans on non-accrual status as of December 31, 2023.

Expenses

Operating expenses for the years ended December 31, 2025, 2024, and 2023, were as follows:

	For the Year Ended December 31,
	2025	2024	2023
Interest expense	$50,057,703	$58,006,112	$44,483,152
Incentive fees	7,599,716	8,553,414	—
Management fees	8,938,527	9,704,528	8,408,074
Other operating expenses	4,185,236	4,549,374	2,320,870
Directors fees	150,000	150,000	75,000
Management fee waiver	—	(50,511)	(1,051,009)
Net expenses	$70,931,182	$80,912,917	$54,236,087

Net expenses for the year ended December 31, 2025 were $70.9 million, which consisted of $50.1 million in interest and debt financing, $7.6 million in incentive fees, $8.9 million in management fees, $4.2 million in other operating expenses, and $150 thousand in directors fees.

Interest expense decreased during the year ended December 31, 2025 compared to the prior year period primarily due to the average interest rate on debt decreasing from 6.82% at December 31, 2024 to 5.97% at December 31, 2025 (average debt outstanding decreased from $801.0 million to $770.8 million during the same period) under our BoA Credit Facility, WF Credit Facility and CLO Transaction. Incentive fees and management fees decreased compared to the prior year period due to lower net investment income and average net assets, respectively.

Net expenses for the year ended December 31, 2024 were $80.9 million, which consisted of $58.0 million in interest and debt financing, $8.6 million in incentive fees, $9.7 million in management fees, $4.5 million in other operating expenses, and $150 thousand in directors fees offset by $51 thousand in management fee waiver from the Investment Advisor.

Interest expense increased during the year ended December 31, 2024 compared to the prior year primarily due to the average balance of debt increasing from $629.6 million at December 31, 2023 to $801.0 million at December 31, 2024 (interest rates increased slightly from 6.58% to 6.82% during the same period) under our BoA Credit Facility, WF Credit Facility, CLO Transaction and incentive fees due to the Investment Advisor.

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

Net Change in Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the years ended December 31, 2025, 2024, and 2023, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the Year Ended December 31,
	2025	2024	2023
Unrealized gains on investments	$36,807,408	$46,779,273	$65,920,976
Unrealized (losses) on investments	(80,241,991)	(43,935,771)	(13,357,432)
Net change in unrealized gains (losses) on investments	$(43,434,583)	$2,843,502	$52,563,544

The change in unrealized appreciation (depreciation) for the years ended December 31, 2025, 2024, and 2023 totaled ($43.4) million, $2.8 million, and $52.6 million, respectively. For the year ended December 31, 2025, this consisted of net unrealized depreciation of $63.0 million related to existing portfolio investments and net unrealized appreciation of $19.5 million related to exited portfolio investments (a portion of which has been reclassified to realized losses). For the year ended December 31, 2024, this consisted of net unrealized depreciation of $18.6 million related to existing portfolio investments and net unrealized appreciation of $21.4 million related to exited portfolio investments (a portion of which has been reclassified to realized losses). For the year ended December 31, 2023, this consisted of net unrealized appreciation of $41.1 million related to existing portfolio investments and net unrealized appreciation of $11.5 million related to exited portfolio investments (a portion of which has been reclassified to realized losses).

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

During the year ended December 31, 2025, we experienced a net increase in cash and cash equivalents of $0.5 million. During the period, net cash provided by operating activities was $160.7 million, primarily as a result of proceeds received from sale of investments of $582.0 million, offset by fundings of portfolio investments (excluding investments in short-term investments) of $426.7 million. We funded short-term investments during the period, and as of the end of the period we held $72.7 million in fair value of short-term investments. During the same period, net cash used in financing activities was $160.2 million, primarily consisting of $86.2 million net repayments under the BoA Credit Facility and WF Credit Facility, distributions paid in cash of $55.3 million and payment for the repurchase of common shares of $18.0 million, partially increased by proceeds from the issuance of common stock of $0.5 million.

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

As of December 31, 2025 and December 31, 2024, we had cash and cash equivalents of $3.2 million and $2.8 million, respectively. As of December 31, 2025, we had $262.4 million in undrawn capacity under the BoA Credit Facility and $45.7 million in undrawn capacity under the WF Credit Facility. As of December 31, 2024, we had $172.7 million in undrawn capacity under the BoA Credit Facility and $24.2 million in undrawn capacity under the WF Credit Facility.

As a BDC, we are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. As of December 31, 2025, our asset coverage ratio was 165%.

Capital Contributions

During the years ended December 31, 2025, 2024, and 2023, the Company issued and sold 32,662 shares at an aggregate purchase price of $0.5 million, 5,576,363 shares at an aggregate purchase price of $91.7 million, and 2,816,166 shares at an aggregate purchase price of $46.7 million, respectively. These amounts include shares issued in reinvestment.

Company Rule 10b5-1 Stock Repurchase Plan

Concurrently with the closing of the IPO, on January 22, 2024, we entered into a share repurchase plan (the “Company Rule 10b5-1 Stock Repurchase Plan”) to acquire up to $15 million in the aggregate of shares of our common stock, if the market price per share of our common stock is below the most recently reported NAV per share, subject to certain limitations. Under the Company Rule 10b5-1 Stock Repurchase Plan, the agent will increase the volume of purchases made as the price of our common stock declines, subject to volume restrictions. The Company Rule 10b5-1 Stock Repurchase Plan commenced on March 23, 2024, and terminated upon the effectiveness of the Extended Company Rule 10b5-1 Stock Repurchase Plan (as defined below).

On December 19, 2024, we entered into an extended share repurchase plan (the “Extended Company Rule 10b5-1 Stock Repurchase Plan”) to acquire up to $20 million in the aggregate of shares of our common stock less any repurchases made pursuant to the Company Rule 10b5-1 Stock Repurchase Plan, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The Extended Company Rule 10b5-1 Stock Repurchase Plan commenced on January 22, 2025 and terminated on January 22, 2026.

On November 3, 2025 our Board authorized us to repurchase an additional $5 million of shares of its common stock through an open-market share repurchase program and extended our open-market share repurchase program to expire on January 22, 2027. Pursuant to the program, we may, from time to time, purchase shares of our common stock in the open market, subject to market conditions and other factors. We will determine the timing and amount of repurchases based on our evaluation of market conditions and other factors.

For the year ended December 31, 2025, we repurchased 1,371,447 shares of our common stock pursuant to the Company Rule 10b5-1 Repurchase Plan and Extended Company Rule 10b5-1 Stock Repurchase Plan.

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

For the year ended December 31, 2025, PSCM purchased 136,255 shares of the Company's common stock pursuant to the PSCM Rule 10b5-1 Stock Purchase Plan and Extended PSCM Rule 10b5-1 Stock Purchase Plan.

Financing Arrangements

Bank of America Credit Facility

On February 18, 2020, we, through a special purpose wholly-owned subsidiary, PS BDC Funding, entered into the Credit Agreement with the Lenders, Bank of America, N.A. as the administrative agent and BofA Securities, as Lead Arranger and Sole Book Manager, pursuant to which the Lenders agreed to provide us with a revolving line of credit.

On March 29, 2024, we entered into a fourth amendment to the BoA Credit Facility (the “BoA Credit Facility Fourth Amendment”) that amends the BoA Credit Facility to, among other things: (i) extend the facility maturity date; (ii) update arrangements for the calculation of the fee on unused commitments, and (iii) payment of an extension fee. The following describes the terms of the BoA Credit Facility as amended by the BoA Credit Facility Fourth Amendment.

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

The Credit Agreement requires the payment of a commitment fee in a range of 0.50% to 1.40% depending on the amount of Commitments utilized. Such fee is payable quarterly in arrears. The advance rate for PS BDC Funding’s Eligible Collateral Assets ranges from 40% for Second Lien Bank Loans to 70% for First Lien Bank Loans that are B Assets to 100% for Cash (excluding Excluded Amounts) (as each such term is defined in the Credit Agreement).

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

As of December 31, 2025, we had approximately $262.6 million principal outstanding and $262.4 million of available Commitments under the BoA Credit Facility, and PS BDC Funding was in compliance with the applicable covenants in the BoA Credit Facility on such date.

Wells Fargo Credit Facility

On December 18, 2020, we, through a special purpose wholly-owned subsidiary, PS BDC Funding II, entered into the Loan Agreement with the WF Lenders, WFB as the administrative agent and U.S. Bank, as Collateral Agent and Custodian, pursuant to which the WF Lenders agreed to provide us with a line of credit.

On November 4, 2025, we entered into a fifth amendment to the WF Credit Facility (the “WF Credit Facility Fifth Amendment”) that amends the WF Credit Facility to, among other things: (i) increase the amount available for borrowing under the WF Credit Facility , (ii) extend the facility maturity date, (iii) extend the reinvestment period , (iv) update the applicable spread, and (v) update the non-usage fee. The following describes the terms of the WF Credit Facility as amended by the WF Credit Facility Fifth Amendment.

The amount available for borrowing under the WF Credit Facility is currently $200 million. The facility maturity date of the WF Credit Facility is November 4, 2030 and the reinvestment period ends on November 3, 2028 (subject to other provisions of the WF Credit Facility). The loans under the WF Credit Facility may be Broadly Syndicated Loans or Middle Market Loans and will bear interest at Daily Simple SOFR or base rate (to the extent Daily Simple SOFR is unavailable), plus 1.95%, with an interest rate floor of 0.0%. The “base rate” will be equal to the highest of (a) the federal funds rate plus 0.50% and (b) the prime rate. The Loan Agreement requires the payment of a non-usage fee ranging from 0.50% to 1.45%, depending on the utilization levels of the facility.

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

As of December 31, 2025, we had $154.3 million principal outstanding and $45.7 million of available Commitments under the WF Credit Facility, and PS BDC Funding II was in compliance with the applicable covenants in the WF Credit Facility on such date.

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

As of December 31, 2025, we had outstanding indebtedness under the CLO Transaction of $300.0 million.

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

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at December 31, 2025 is as follows:

	Contractual Obligations Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
BoA Credit Facility, Net	$—	$260,430,340	$—	$—	$260,430,340
WF Credit Facility, Net	—	—	154,008,418	—	154,008,418
CLO Transaction, Net	—	—	—	302,075,353	302,075,353
Total contractual obligations	$—	$260,430,340	$154,008,418	$302,075,353	$716,514,111

Off-Balance Sheet Arrangements

Unfunded commitments to provide funds to portfolio companies are not recorded on our consolidated statements of assets and liabilities. Our unfunded commitments may be significant from time to time. Unfunded commitments may expire without being drawn upon and the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2025 and December 31, 2024, we had 22 unfunded commitments totaling $21.5 million and 26 unfunded commitments totaling $21.6 million, respectively. See “Note 9. Commitments and Contingencies” in the notes to the accompanying consolidated financial statements for specific identification of the unfunded commitments. We believe we maintain sufficient liquidity in the form of cash (including restricted cash, if any), receivables and borrowing capacity to fund these unfunded commitments should the need arise. See Financial Condition, Liquidity and Capital Resources above.

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

Assuming that the consolidated statements of assets and liabilities as of December 31, 2025 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rate.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 200 basis points	$(24,357,020)	$(14,338,102)	$(10,018,918)
Down 150 basis points	(18,264,173)	(10,753,576)	(7,510,597)
Down 100 basis points	(12,171,395)	(7,169,051)	(5,002,344)
Down 50 basis points	(6,084,564)	(3,584,525)	(2,500,039)
Up 50 basis points	6,084,367	3,584,525	2,499,842
Up 100 basis points	12,164,583	7,169,051	4,995,532
Up 150 basis points	18,240,999	10,753,576	7,487,423
Up 200 basis points	24,317,309	14,338,102	9,979,207

The data in the table are based on our current statements of assets and liabilities. As of December 31, 2025, the Company had $17.5 million in net purchases that had not yet settled and $21.5 million in unfunded commitments. After settlement of these purchases, the change in interest expense will be larger as a result of the increase in the amount borrowed under the BoA Credit Facility, WF Credit Facility or CLO Transaction, as applicable. The table does not include any change in dividend income from our money market investments.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Palmer Square Capital BDC Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Palmer Square Capital BDC Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of changes in net assets and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

We have also previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, of the Company as of December 31, 2023, 2022 and 2021, and the related consolidated statements of operations, of changes in net assets and of cash flows for the years ended December 31, 2022 and 2021 (none of which are presented herein), and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the Senior Securities table of the Company for each of the five years ended December 31, 2025 is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2025 and 2024 by correspondence with the custodian, brokers and agent banks. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Kansas City, Missouri

February 26, 2026

We have served as the Company’s auditor since 2019.

PCAOB ID: 238

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Assets and Liabilities

	December 31, 2025	December 31, 2024
Assets:
Non-controlled, non-affiliated investments, at fair value (amortized cost of $1,294,556,070 and $1,454,611,467, respectively)	$1,203,640,318	$1,407,130,945
Cash and cash equivalents	3,217,449	2,766,409
Receivables:
Receivable for sales of investments	2,821,628	7,799,523
Receivable for paydowns of investments	233,930	1,347,516
Due from investment adviser	616,715	248,110
Dividend receivable	195,710	259,625
Interest receivable	8,608,563	11,458,267
Prepaid expenses and other assets	41,446	32,364
Total Assets	$1,219,375,759	$1,431,042,759

Liabilities:
Credit facilities (net of deferred financing costs of $5,030,068 and $5,375,986, respectively) (Note 6)	$414,438,758	$501,650,602
Notes (net of deferred financing costs of $1,609,420 and $1,748,822, respectively) (Note 6)	302,075,353	302,505,057
Payables:
Payable for investments purchased	20,366,967	67,460,523
Distributions payable	13,442,214	15,649,925
Management fee payable	2,129,141	2,413,798
Incentive fee payable	1,866,531	2,149,132
Accrued other general and administrative expenses	933,623	1,368,753
Total Liabilities	$755,252,587	$893,197,790

Commitments and contingencies (Note 9)

Net Assets:
Common Shares, $0.001 par value; 450,000,000 shares authorized; 31,260,963 and 32,600,193 as of December 31, 2025 and December 31, 2024, respectively issued and outstanding	$31,261	$32,600
Additional paid-in capital	593,643,044	611,122,164
Total distributable earnings (accumulated deficit)	(129,551,133)	(73,309,795)
Total Net Assets	$464,123,172	$537,844,969
Total Liabilities and Net Assets	$1,219,375,759	$1,431,042,759
Net Asset Value Per Common Share	$14.85	$16.50

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Operations

	For the Year Ended December 31,
	2025	2024	2023
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$118,265,930	$137,508,964	$107,739,382
Dividend income	2,279,271	3,315,849	4,066,745
Payment-in-kind interest income	1,647,034	1,123,611	—
Other income	2,202,527	1,564,875	417,480
Total investment income from non-controlled, non-affiliated investments	124,394,762	143,513,299	112,223,607
Total Investment Income	124,394,762	143,513,299	112,223,607

Expenses:
Incentive fees	7,599,716	8,553,414	—
Interest expense	50,057,703	58,006,112	44,483,152
Management fees	8,938,527	9,704,528	8,408,074
Professional fees	1,113,938	1,451,419	792,645
Directors fees	150,000	150,000	75,000
Other general and administrative expenses	3,071,298	3,097,955	1,528,225
Total Expenses	70,931,182	80,963,428	55,287,096
Less: Management fee waiver (Note 3)	—	(50,511)	(1,051,009)
Net expenses	70,931,182	80,912,917	54,236,087
Net Investment Income (Loss)	53,463,580	62,600,382	57,987,520

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses):
Non-controlled, non-affiliated investments	(13,198,727)	(17,778,119)	(2,715,413)
Total net realized gains (losses)	(13,198,727)	(17,778,119)	(2,715,413)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(43,434,583)	2,843,502	52,563,544
Total net change in unrealized gains (losses)	(43,434,583)	2,843,502	52,563,544
Total realized and unrealized gains (losses)	(56,633,310)	(14,934,617)	49,848,131

Net Increase (Decrease) in Net Assets Resulting from Operations	$(3,169,730)	$47,665,765	$107,835,651

Per Common Share Data:
Basic and diluted net investment income per common share	$1.66	$1.93	$2.26
Basic and diluted net increase (decrease) in net assets resulting from operations	$(0.10)	$1.47	$4.20
Weighted Average Common Shares Outstanding - Basic and Diluted	32,133,879	32,353,615	25,700,603

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Changes in Net Assets

	For the Year Ended December 31,
	2025	2024	2023
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$53,463,580	$62,600,382	$57,987,520
Net realized gains (losses) on investments and foreign currency transactions	(13,198,727)	(17,778,119)	(2,715,413)
Net change in unrealized gains (losses) on investments, foreign currency translations, and foreign currency exchange contracts	(43,434,583)	2,843,502	52,563,544
Net Increase (Decrease) in Net Assets Resulting from Operations	(3,169,730)	47,665,765	107,835,651

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(53,071,608)	(62,240,744)	(56,068,285)
Net Decrease in Net Assets Resulting from Stockholder Distributions	(53,071,608)	(62,240,744)	(56,068,285)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	—	89,652,500	17,654,225
Shares issued in connection with dividend reinvestment plan (Note 7)	514,649	2,073,866	29,090,320
Repurchase of common shares	(17,995,108)	(1,261,811)	—
Net Increase in Net Assets Resulting from Capital Share Transactions	(17,480,459)	90,464,555	46,744,545
Total Increase (Decrease) in Net Assets	(73,721,797)	75,889,576	98,511,911
Net Assets, Beginning of Period	537,844,969	461,955,393	363,443,482
Net Assets, End of Period	$464,123,172	$537,844,969	$461,955,393

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(3,169,730)	$47,665,765	$107,835,651
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gains)/losses on investments	13,198,727	17,778,119	2,715,413
Net change in unrealized (gains)/losses on investments	43,434,583	(2,843,502)	(52,563,544)
Net accretion of discount on investments	(2,659,729)	(1,417,318)	(1,851,339)
Payment-in-kind interest and other income	(2,465,697)	(1,123,611)	—
Purchases of short-term investments	(600,824,218)	(868,013,259)	(578,708,751)
Purchases of portfolio investments	(426,717,345)	(773,809,544)	(273,733,424)
Proceeds from sale of short-term investments	597,537,884	862,346,328	565,459,502
Proceeds from sale of portfolio investments	581,986,420	468,762,595	247,083,117
Amortization of deferred financing cost	1,732,352	1,567,449	1,005,799
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in receivable for sales of investments	4,977,895	(7,702,382)	30,917,215
(Increase)/decrease in interest and dividends receivable	2,913,619	(3,021,746)	(2,088,555)
(Increase)/decrease in due from investment adviser	(368,605)	1,470,850	(1,484,858)
(Increase)/decrease in receivable for paydowns of investments	1,113,586	(1,003,007)	(208,390)
(Increase)/decrease in prepaid expenses and other assets	(9,082)	(2,264)	568,233
Increase/(decrease) in interest payable on credit facilities	(1,926,868)	3,385,063	2,326,070
Increase/(decrease) in payable for investments purchased	(47,093,556)	52,749,999	(28,040,224)
Increase/(decrease) in management fees payable	(284,657)	161,723	379,260
Increase/(decrease) in incentive fee payable	(282,601)	2,149,132	—
Increase/(decrease) in accrued other general and administrative expenses	(435,130)	300,832	(67,579)
Net cash provided by (used in) operating activities	160,657,848	(200,598,778)	19,543,596

Cash Flows from Financing Activities:
Borrowings on the credit facilities	45,100,000	241,079,239	27,500,000
Payments on the credit facilities	(131,300,000)	(378,224,150)	(28,500,000)
Borrowings on the notes	—	300,000,000	—
Payments of debt issuance costs	(1,247,030)	(5,480,747)	(1,812,482)
Distributions paid in cash	(55,279,319)	(46,590,819)	(33,919,031)
Proceeds from issuance of common shares, net of change in subscriptions receivable	—	89,652,500	17,654,225
Purchase of common shares for dividend reinvestment plan	514,649	2,073,866	—
Repurchase of common shares	(17,995,108)	(1,261,811)	—
Net cash provided by (used in) financing activities	(160,206,808)	201,248,078	(19,077,288)
Net increase/(decrease) in cash and cash equivalents	451,040	649,300	466,308
Cash and cash equivalents, beginning of period	2,766,409	2,117,109	1,650,801
Cash and cash equivalents, end of period	$3,217,449	$2,766,409	$2,117,109

Supplemental and Non-Cash Information:
Interest paid during the period	$51,984,571	$54,621,049	$42,157,082
Distributions declared during the period	$53,071,608	$62,240,744	$56,068,285
Reinvestment of distributions during the period	$—	$—	$29,090,320
Distributions payable	$13,442,214	$15,649,925	$—

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2025

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Debt Investments
First Lien Senior Secured(2)
888 Holdings PLC (4)(8)	Hotels, Restaurants and Leisure	9.05% (S +CSA + 5.25%)	7/8/2028	$5,881,718	$5,859,029	$5,074,836	1.2%
AccentCare, Inc. (6)(8)	Healthcare Providers and Services	7.87% (S + 4.00%)	9/20/2028	5,791,339	5,792,293	4,854,590	1.1%
Acrisure, LLC (8)	Insurance	6.72% (S + 3.00%)	11/6/2030	3,950,100	3,942,882	3,951,957	1.0%
Acrisure, LLC (6)	Insurance	6.97% (S + 3.25%)	6/21/2032	4,987,469	5,005,942	4,999,937	1.2%
Ahlstrom Holding 3 OY (4)(6)(8)	Containers and Packaging	8.18% (S +CSA + 4.25%)	5/23/2030	6,965,044	6,866,658	7,020,555	1.6%
Aimbridge Acquisition Co., Inc. (8)	Hotels, Restaurants and Leisure	9.35% (S +CSA + 5.50%)	3/11/2030	735,010	735,010	738,685	0.2%
Aimbridge Acquisition Co., Inc. (6)(8)	Hotels, Restaurants and Leisure	17.35% (S+ 13.61% incl. 6% PIK)	3/11/2030	770,159	760,585	770,640	0.2%
Allied Universal Holdco LLC (6)(8)	Commercial Services and Supplies	6.97% (S + 3.25%)	8/20/2032	9,975,000	9,962,854	10,038,890	2.2%
American Rock Salt Company LLC (6)	Metals and Mining	7.94% (S +CSA + 4.00%)	6/9/2028	5,734,799	5,734,672	4,450,787	1.0%
American Rock Salt Company LLC (6)	Metals and Mining	11.08% (S +CSA + 7.00%)	6/9/2028	1,148,702	1,099,647	1,140,087	0.2%
Amynta Agency Borrower Inc. (Amynta Warranty Borrower Inc.) (8)	Insurance	6.47% (S + 2.75%)	12/29/2031	2,970,094	2,944,043	2,980,296	0.6%
Ankura Consulting Group, LLC (6)	Professional Services	7.37% (S + 3.50%)	12/17/2031	7,311,802	7,301,319	7,166,882	1.5%
Anticimex Global AB (4)(8)	Commercial Services and Supplies	6.56% (S + 2.90%)	11/17/2031	2,900,708	2,900,708	2,918,837	0.6%
Aptean Acquiror Inc. (7)	Software	8.57% (S + 4.75%)	1/30/2031	6,641,965	6,607,574	6,641,965	1.4%
Aptean Inc. (7)(11)	Software	10.75% (S + 4.75%)	1/30/2031	150,932	147,762	137,725	0.0%
Aramsco, Inc. (7)	Machinery	8.42% (S + 4.75%)	10/10/2030	5,950,799	5,891,207	4,035,445	0.9%
ARC Falcon I Inc. (6)(8)	Chemicals	7.32% (S +CSA + 3.50%)	9/30/2028	4,041,398	4,032,787	4,044,550	0.9%
Arcline FM Holdings LLC (8)	Aerospace and Defense	6.42% (S + 2.75%)	6/24/2030	2,985,019	2,978,388	3,001,108	0.6%
Aruba Investments, Inc. (6)(8)	Chemicals	7.82% (S +CSA + 4.00%)	11/24/2027	7,851,387	7,830,194	7,233,090	1.6%
Aspire Bakeries Holdings, LLC (6)(8)	Food Products	7.22% (S + 3.50%)	12/23/2030	10,503,900	10,500,968	10,577,480	2.3%
Astro Acquisition, LLC (8)	Energy Equipment and Services	7.12% (S + 3.25%)	8/16/2032	3,990,000	3,980,698	4,026,568	0.9%
Athletico Management, LLC (6)	Healthcare Providers and Services	8.19% (S +CSA + 4.25%)	2/2/2029	6,972,125	6,954,862	5,219,856	1.1%
Autokiniton US Holdings, Inc. (6)(7)(8)	Auto Components	7.83% (S +CSA + 4.00%)	4/6/2028	9,865,469	9,863,512	9,798,482	2.1%
Aveanna Healthcare LLC (4)(6)(8)	Healthcare Providers and Services	7.47% (S + 3.75%)	9/10/2032	9,585,975	9,570,912	9,658,445	2.1%
B&G Foods Inc (4)(6)	Food Products	7.22% (S + 3.50%)	10/10/2029	2,474,937	2,297,844	2,394,502	0.5%
BarBri Holdings, Inc (7)	Professional Services	8.69% (S + 5.00%)	4/30/2030	7,177,500	7,177,500	7,177,500	1.5%
Barracuda Networks, Inc. (6)(8)	Software	8.34% (S + 4.50%)	8/15/2029	10,214,394	10,043,582	8,361,452	1.8%
Bending Spoons Operations Spa (4)(7)(8)	Interactive Media Services	9.03% (S + 5.25%)	2/19/2031	4,812,500	4,726,004	4,698,203	1.0%
Bending Spoons Operations Spa (4)(8)	Interactive Media Services	9.57% (S + 5.88%)	3/7/2031	2,000,000	1,920,000	1,945,000	0.4%
B'laster Holdings, LLC (7)	Chemicals	8.47% (S + 4.75%)	10/25/2029	4,344,667	4,280,394	4,212,355	0.9%
B'laster Holdings, LLC (7)	Chemicals	8.47% (S + 4.75%)	10/25/2029	1,617,000	1,604,005	1,588,703	0.3%
Boxer Parent Company Inc. (6)(8)	Software	6.82% (S + 3.00%)	7/30/2031	9,875,375	9,839,448	9,861,303	2.1%
Calabrio, Inc. (8)	Professional Services	7.84% (S + 4.00%)	11/26/2032	2,425,000	2,304,882	2,291,625	0.5%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2025

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Canada Goose Inc (4)(6)(8)	Textiles, Apparel & Luxury Goods	7.37% (S + 3.50%)	8/23/2032	$7,000,000	$6,982,500	$7,001,470	1.5%
Carriage Purchaser, Inc. (7)(8)	Road and Rail	7.22% (S + 3.50%)	9/25/2028	8,705,807	8,707,562	8,765,659	1.9%
Castle US Holding Corporation (6)(7)	Professional Services	8.33% (S +CSA + 4.50%)	5/31/2030	5,348,927	5,348,927	2,845,629	0.6%
Castle US Holding Corporation (7)	Professional Services	9.92% (S + 6.00% incl. 1.00% PIK)	4/29/2030	1,069,763	1,024,198	1,089,319	0.2%
Castle US Holding Corporation (7)	Professional Services	8.08% (S +CSA + 4.25%)	5/31/2030	1,749,307	1,749,307	940,253	0.2%
Cengage Learning, Inc. (6)(8)	Diversified Consumer Services	7.23% (S + 3.50%)	3/24/2031	5,910,300	5,875,964	5,941,565	1.3%
Century De Buyer LLC (8)	Media	6.84% (S + 3.00%)	10/30/2030	1,975,100	1,961,039	1,974,181	0.4%
Congruex Group LLC (7)	Construction and Engineering	10.49% (S + 6.50% incl. 5.00% PIK)	4/28/2029	6,534,837	6,451,232	5,374,969	1.2%
Connectwise LLC (6)	IT Services	7.43% (S +CSA + 3.50%)	9/29/2028	5,708,290	5,704,801	5,619,126	1.2%
Cooper's Hawk Intermediate Holding LLC (7)	Restaurants	9.32% (S + 5.50%)	7/29/2031	4,052,632	4,052,632	4,058,421	0.9%
Cooper's Hawk Intermediate Holding LLC (7)(12)	Restaurants	9.23% (S + 5.50%)	7/29/2031	52,632	52,632	52,632	0.0%
Corelogic, Inc. (6)(8)	IT Services	7.33% (S +CSA + 3.50%)	6/2/2028	9,619,079	9,579,493	9,640,915	2.1%
Cotiviti, Inc. (6)(8)	Healthcare Technology	7.63% (S + 7.63%)	5/1/2031	5,000,000	4,926,514	4,856,275	1.0%
CPM Holdings, Inc. (6)(8)	Machinery	8.34% (S + 4.50%)	9/27/2028	7,889,000	7,854,663	7,862,690	1.7%
Creation Technologies Inc. (4)(7)(8)	Electronic Equipment, Instruments and Components	9.70% (S +CSA + 5.50%)	10/5/2028	8,763,776	8,626,355	8,774,730	1.9%
Crown Subsea Communications Holding, Inc. (6)(8)	Construction and Engineering	7.22% (S + 3.50%)	1/30/2031	9,375,425	9,346,374	9,459,803	2.0%
Deerfield Dakota Holding, LLC (7)	Diversified Financial Services	9.42% (S + 5.75% incl. 2.75% PIK)	9/13/2032	9,219,683	9,219,683	9,242,404	2.0%
Delta Topco, Inc. (6)	IT Services	6.44% (S + 2.75%)	11/30/2029	4,850,500	4,843,468	4,833,475	1.0%
Directv Financing LLC (8)	Media	9.10% (S +CSA + 5.00%)	8/2/2027	235,624	234,945	236,361	0.1%
Directv Financing LLC (8)	Media	9.35% (S +CSA + 5.25%)	8/2/2029	2,843,931	2,836,821	2,857,326	0.6%
Dwyer Instruments, LLC (7)	Electronic Equipment, Instruments and Components	8.42% (S + 4.75%)	7/21/2029	8,226,757	8,226,757	8,165,057	1.8%
Dwyer Instruments, LLC (7)	Electronic Equipment, Instruments and Components	8.42% (S + 1.00%)	7/21/2029	490,980	490,980	487,297	0.1%
Dwyer Instruments, LLC (7)(13)	Electronic Equipment, Instruments and Components	8.42% (S + 4.75%)	7/20/2029	429,214	420,017	420,229	0.1%
Edition Holdings Inc (7)	Professional Services	8.20% (S + 4.50%)	12/20/2032	6,589,974	6,561,940	6,589,974	1.4%
EFS Cogen Holdings I, LLC (6)(7)(8)	Independent Power and Renewable Electricity Producers	6.67% (S + 3.00%)	10/3/2031	6,312,283	6,316,647	6,370,325	1.4%
EP Purchaser, LLC (6)(8)	Professional Services	8.44% (S +CSA + 4.50%)	11/6/2028	8,710,784	8,676,007	6,288,141	1.4%
Everest SubBidCo (4)(7)(8)	IT Services	8.44% (S + 4.50%)	12/8/2031	2,633,500	2,610,472	2,613,748	0.6%
Everest SubBidCo (4)(7)(8)	IT Services	8.44% (S + 4.50%)	12/8/2031	5,286,800	5,240,305	5,247,149	1.1%
First Brands Group, LLC (8)(9)	Auto Components	13.84% (S + 10.00% incl. 8.45% PIK)	6/29/2026	3,063,291	2,520,588	605,000	0.1%
First Brands Group, LLC (6)(8)(9)	Auto Components	10.84% (S + 7.00%)	6/29/2026	6,548,937	6,472,339	114,606	0.0%
First Brands Group, LLC (6)(8)(9)	Auto Components	10.99% (S +CSA + 7.11%)	3/30/2027	2,347,195	2,118,610	12,651	0.0%
Flash Charm, Inc. (6)(8)	IT Services	7.35% (S + 3.50%)	3/2/2028	9,529,198	9,517,058	8,916,423	1.9%
Flexera Software LLC (7)	Software	8.60% (S + 4.75%)	8/16/2032	6,791,141	6,791,141	6,732,262	1.5%
Fortis 333 Inc (8)	Chemicals	7.17% (S + 3.50%)	3/29/2032	2,985,000	2,978,325	2,964,105	0.6%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2025

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Frozen Bakery Acquisition LLC (7)	Food Products	8.69% (S +CSA + 4.75%)	7/9/2029	$6,435,000	$6,385,701	$6,370,650	1.4%
Fugue Finance, LLC (4)(8)	Diversified Consumer Services	6.57% (S + 2.75%)	1/9/2032	5,851,443	5,804,234	5,879,238	1.3%
Gainwell Acquisition Corp. (6)(8)	Healthcare Providers and Services	7.77% (S +CSA + 4.00%)	10/1/2027	8,606,605	8,540,519	8,471,051	1.8%
Galway Borrower LLC (7)(14)	Insurance	8.19% (S + 4.50%)	9/29/2028	97,859	95,195	94,670	0.0%
Galway Borrower LLC (7)(15)	Insurance	8.17% (S + 4.50%)	9/29/2028	905,781	879,024	916,871	0.2%
Gategroup Fin Luxembourg SA (4)(8)	Commercial Services and Supplies	7.19% (S + 3.50%)	6/10/2032	2,985,000	2,971,229	3,008,014	0.6%
GC Ferry Acquisition Inc (6)(8)	Diversified Financial Services	7.17% (S + 3.50%)	8/16/2032	7,687,500	7,578,649	7,686,915	1.7%
Genuine Financial Holdings LLC (6)(8)	Professional Services	6.97% (S + 3.25%)	9/27/2030	10,280,989	10,239,089	8,759,968	1.9%
Global Medical Response, Inc. (6)	Healthcare Providers and Services	7.38% (S + 3.50%)	10/1/2032	9,036,939	9,036,939	9,104,038	2.0%
Gloves Buyer Inc (6)(8)	Industrial Conglomerates	7.72% (S + 4.00%)	5/21/2032	8,000,000	7,962,104	7,975,000	1.7%
Great Outdoors Group, LLC (6)(8)	Specialty Retail	6.97% (S + 3.25%)	1/23/2032	6,906,885	6,910,398	6,956,097	1.5%
Grinding Media Inc. (Molycop Ltd.) (7)(8)	Metals and Mining	7.34% (S + 3.50%)	10/12/2028	8,935,262	8,914,817	8,952,016	1.9%
HAH Group Holding Company LLC (6)(8)	Healthcare Providers and Services	8.72% (S + 5.00%)	9/24/2031	10,110,483	10,004,127	8,908,296	1.9%
Help/Systems Holdings, Inc. (6)(8)	Software	12.22% (S +CSA + 6.00%)	5/21/2029	4,872,649	4,872,649	4,426,509	1.0%
Highline Aftermarket Acquisition, LLC (8)	Automotive	7.32% (S + 3.50%)	2/13/2030	3,960,000	3,951,795	3,987,245	0.9%
Holding Socotec (4)(6)	Construction and Engineering	6.91% (S + 3.25%)	6/2/2031	3,960,000	3,951,412	3,996,511	0.9%
HP PHRG BORROWER, LLC (6)(8)	Household Durables	7.67% (S + 4.00%)	2/20/2032	9,950,000	9,856,745	9,908,558	2.1%
Hunter Douglas Inc (8)	Household Durables	6.67% (S + 3.00%)	1/16/2032	3,969,950	3,967,700	3,996,886	0.9%
Hunterstown Generation, LLC (8)	Independent Power and Renewable Electricity Producers	6.67% (S + 3.00%)	11/6/2031	2,817,711	2,808,245	2,825,262	0.6%
Hyperion Refinance S.a.r.l. (4)(8)	Insurance	6.49% (S + 2.75%)	4/18/2030	1,984,733	1,984,733	1,992,463	0.4%
Idemia Group S.A.S. (4)(6)(8)	IT Services	7.92% (S + 4.25%)	9/30/2028	6,877,500	6,891,381	6,937,678	1.5%
IMA Financial Group, Inc. (7)	Insurance	6.72% (S + 3.00%)	11/1/2028	4,814,401	4,804,266	4,832,094	1.0%
IMC Financing LLC (8)	Diversified Financial Services	7.23% (S + 3.50%)	6/2/2032	1,990,000	1,980,821	2,008,666	0.4%
Inception Finco S.a r.l. (4)(7)	Healthcare Providers and Services	6.92% (S + 3.25%)	4/18/2031	3,950,100	3,933,043	3,988,376	0.9%
Ineos Quattro Holdings UK Limited (4)(8)	Chemicals	7.97% (S + 4.25%)	10/7/2031	3,970,000	3,982,307	2,677,269	0.6%
Ineos Quattro Holdings UK Limited (4)(6)	Chemicals	8.07% (S +CSA + 4.25%)	4/2/2029	2,962,312	2,969,873	2,103,241	0.5%
Ineos US Finance LLC (4)(8)	Chemicals	6.72% (S + 3.00%)	2/7/2031	3,940,125	3,909,934	3,174,263	0.7%
Infinite Bidco, LLC (6)(8)	Electronic Equipment, Instruments and Components	7.85% (S +CSA + 3.75%)	3/2/2028	6,217,627	6,198,964	6,158,031	1.3%
Infinite Bidco, LLC	Electronic Equipment, Instruments and Components	10.14% (S + 6.25%)	3/2/2028	2,910,000	2,907,930	2,917,275	0.6%
Inmar, Inc. (6)(7)(8)	Professional Services	8.22% (S + 4.50%)	10/30/2031	9,607,666	9,539,117	9,511,589	2.0%
International Entertainment JJCo 3 Limited (4)(8)	Entertainment	6.84% (S + 3.00%)	4/30/2032	2,985,019	2,971,111	2,973,825	0.6%
Ivanti Software, Inc. (6)(8)	Software	9.64% (S + 5.75%)	6/1/2029	2,384,720	2,364,546	2,467,697	0.5%
Ivanti Software, Inc. (6)(8)	Software	8.64% (S + 4.75%)	6/1/2029	9,892,310	9,892,310	8,269,378	1.8%
IVC Acquisition, Ltd. (4)(6)(8)	Professional Services	7.42% (S + 3.75%)	12/12/2028	7,483,685	7,424,613	7,537,006	1.6%
Jack Ohio Finance LLC (7)	Hotels, Restaurants and Leisure	7.72% (S + 4.00%)	1/28/2032	6,947,500	6,934,119	6,942,289	1.5%
Jones DesLauriers Insurance Management Inc (4)(8)	Insurance	6.83% (S + 3.00%)	12/9/2032	2,000,000	1,995,000	2,005,000	0.4%
Kestra Advisor Services Holdings A Inc (8)	Diversified Financial Services	6.72% (S + 3.00%)	3/24/2031	1,271,788	1,271,788	1,275,763	0.3%
Kleopatra Finco S.a.r.l (4)(8)(9)	Containers and Packaging	9.04% (S +CSA + 4.73%)	2/4/2026	1,262,549	1,256,236	220,946	0.0%
Kleopatra Finco S.a.r.l (4)(8)	Containers and Packaging	9.78% (S + 6.00% incl. 3.00% PIK)	8/7/2026	643,281	641,980	578,152	0.1%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2025

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Kleopatra Finco S.a.r.l (4)(8)	Containers and Packaging	9.78% (S + 6.00% incl. 3.00% PIK)	8/7/2026	$653,723	$649,562	$587,537	0.1%
Lackawanna Energy Center LLC (6)(8)	Independent Power and Renewable Electricity Producers	6.78% (S + 3.00%)	7/23/2032	3,086,973	3,079,423	3,112,826	0.7%
Lavender Dutch BorrowerCo BV (4)(6)(8)	Household Products	6.93% (S + 3.25%)	12/2/2032	3,000,000	2,992,500	3,028,125	0.7%
LBM Acquisition, LLC (6)(7)(8)	Building Products	7.58% (S +CSA + 3.75%)	6/6/2031	10,381,590	10,296,986	9,766,221	2.1%
Leia Finco US LLC (8)	Software	7.19% (S + 3.25%)	10/9/2031	1,994,975	1,985,127	2,004,780	0.4%
Lifescan Global Corporation (6)	Healthcare Equipment and Supplies	9.24% (S + 5.50%)	12/8/2030	2,137,644	2,137,644	2,137,644	0.5%
LogMeIn, Inc. (6)	IT Services	8.79% (S +CSA + 4.75%)	4/28/2028	4,068,746	4,048,887	3,627,959	0.8%
LogMeIn, Inc. (6)	IT Services	8.79% (S +CSA + 4.75%)	4/28/2028	4,068,746	4,047,112	1,598,427	0.3%
Logrhythm, Inc. (7)	IT Services	11.34% (S + 7.50%)	7/2/2029	6,363,636	6,363,636	5,471,136	1.2%
LSF12 Crown US Commercial Bidco, LLC (6)(8)	Construction and Engineering	7.37% (S + 3.50%)	12/2/2031	9,715,258	9,703,616	9,788,123	2.1%
Magenta Security Holdings LLC (6)	Software	11.10% (S +CSA + 7.00%)	7/27/2028	1,174,081	1,170,511	516,596	0.1%
Magenta Security Holdings LLC (6)	Software	10.35% (S + CSA + 7.00% incl. 5.50% PIK)	7/27/2028	6,355,448	6,341,288	1,493,530	0.3%
Magenta Security Holdings LLC (6)	Software	10.85% (S +CSA + 6.75%)	7/27/2028	641,850	639,195	489,411	0.1%
Magenta Security Holdings LLC (6)	Software	10.09% (S + 6.25%)	7/27/2028	949,963	941,441	953,526	0.2%
Medical Solutions Holdings, Inc. (6)(7)(8)	Healthcare Providers and Services	7.44% (S +CSA + 3.50%)	11/1/2028	9,745,900	8,763,014	7,017,048	1.5%
Mermaid Bidco Inc (6)(8)	Professional Services	7.15% (S + 3.25%)	7/3/2031	4,477,330	4,466,512	4,499,717	1.0%
Metropolis Technologies Inc (7)(8)	Software	8.98% (S + 5.25%)	11/3/2032	7,500,000	7,453,125	7,443,750	1.6%
Michael Baker International, LLC (7)(8)	Construction and Engineering	7.84% (S + 4.00%)	12/1/2028	8,980,596	8,952,333	9,012,388	1.9%
Micro Holding Corp. (6)(8)	IT Services	7.97% (S + 4.25%)	5/3/2028	5,725,164	5,618,169	5,340,146	1.2%
Micro Holding Corp. (6)(8)	IT Services	7.97% (S + 4.25%)	12/31/2031	3,875,186	3,805,193	3,334,482	0.7%
Minotaur Acquisition, Inc.	Diversified Financial Services	8.72% (S + 5.00%)	5/10/2030	1,112,964	1,112,964	1,107,399	0.2%
Minotaur Acquisition, Inc.	Diversified Financial Services	8.72% (S + 1.00%)	5/10/2030	1,162,791	1,162,791	1,156,977	0.2%
Minotaur Acquisition, Inc. (7)	Diversified Financial Services	8.72% (S + 5.00%)	5/10/2030	6,869,545	6,869,545	6,831,709	1.5%
MRI Software LLC (7)	Software	8.42% (S + 4.75%)	2/10/2027	6,277,469	6,233,999	6,277,469	1.4%
MRI Software LLC (7)(16)	Software	8.44% (S + 4.75%)	10/2/2028	127,274	124,038	124,092	0.0%
NAPA Management Services Corporation (6)(8)	Healthcare Providers and Services	9.07% (S +CSA + 5.25%)	2/23/2029	9,661,787	9,560,760	6,745,908	1.5%
Natgasoline LLC (7)(8)	Chemicals	9.22% (S + 5.50%)	3/25/2030	6,836,786	6,748,909	6,907,991	1.5%
National Mentor Holdings, Inc. (6)(8)	Healthcare Providers and Services	9.72% (S + 6.00%)	12/5/2030	6,300,000	6,111,752	6,329,565	1.4%
New WPCC Parent, LLC (6)	Healthcare Providers and Services	13.22% (S + 9.50% cash)/S + 11.50% incl. 8.00% PIK)	5/9/2030	1,081,051	1,081,051	1,032,404	0.2%
NewFold Digital Holdings Gr (6)(8)	Professional Services	7.38% (S +CSA + 3.50%)	4/30/2029	3,407,396	3,407,396	2,857,953	0.6%
NewFold Digital Holdings Gr (6)(8)	Professional Services	7.38% (S +CSA + 3.50%)	4/30/2029	601,305	601,305	383,332	0.1%
Nexus Buyer LLC (6)(8)	Diversified Financial Services	7.22% (S + 3.50%)	7/31/2031	9,875,437	9,686,019	9,752,537	2.1%
Nexus Buyer LLC	Diversified Financial Services	9.47% (S + 5.75%)	1/30/2032	6,000,000	5,941,330	5,957,820	1.3%
Northstar Group Services, Inc. (7)(8)	Construction and Engineering	8.59% (S + 4.75%)	5/31/2030	11,189,625	11,193,722	11,296,262	2.4%
NSM Top Holdings Corp (6)(8)	Healthcare Equipment and Supplies	8.02% (S +CSA + 4.25%)	5/14/2029	6,774,643	6,757,163	6,822,743	1.5%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2025

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Nvent Electric Public Limited Company (4)(8)	Electrical Equipment	6.84% (S + 3.00%)	1/30/2032	$1,995,000	$1,986,233	$2,010,591	0.4%
Ontario Gaming GTA Limited Partnership (4)(6)(8)	Hotels, Restaurants and Leisure	7.92% (S + 4.25%)	8/1/2030	8,258,216	8,256,463	7,662,427	1.7%
Optimizely North America Inc. (7)	Software	8.72% (S + 5.00%)	10/30/2031	4,507,604	4,507,604	4,483,731	1.0%
Orchid Merger Sub II, LLC (6)	Software	8.57% (S +CSA + 4.75%)	7/27/2027	3,559,154	3,498,095	1,739,537	0.4%
Oregon Clean Energy, LLC (6)	Independent Power and Renewable Electricity Producers	7.17% (S + 3.50%)	7/12/2030	1,934,435	1,926,796	1,946,893	0.4%
Osaic Holdings, Inc (8)	Diversified Financial Services	6.60% (S + 3.00%)	8/2/2032	3,000,000	2,992,801	3,016,020	0.6%
Osmosis Buyer Limited (6)(7)	Food Products	6.87% (S + 3.00%)	7/31/2028	8,450,662	8,453,393	8,478,803	1.8%
Outcomes Group Holdings, Inc. (8)	Healthcare Providers and Services	6.72% (S + 3.00%)	5/6/2031	2,955,206	2,944,458	2,977,577	0.6%
Padagis, LLC (6)(8)	Pharmaceuticals	8.95% (S +CSA + 4.75%)	7/6/2028	8,983,493	8,929,106	8,511,860	1.8%
Park River Holdings, Inc. (8)	Building Products	8.49% (S + 4.50%)	3/17/2031	3,000,000	2,956,646	3,021,405	0.7%
Patriot Growth Insurance Services, LLC (7)	Insurance	8.82% (S +CSA + 5.00%)	10/16/2028	1,984,624	1,975,962	1,967,357	0.4%
Patriot Growth Insurance Services, LLC (7)	Insurance	8.67% (S + 5.00%)	10/16/2028	4,959,747	4,911,315	4,929,740	1.1%
Peraton Corp. (7)(8)	Aerospace and Defense	7.69% (S +CSA + 3.75%)	2/1/2028	8,593,896	8,596,681	7,993,871	1.7%
Petco Health and Wellness Company Inc (4)(6)(8)	Specialty Retail	7.18% (S +CSA + 3.25%)	3/3/2028	5,811,942	5,480,509	5,762,191	1.2%
Pioneer AcquisitionCo LLC (8)	Construction and Engineering	6.94% (S + 3.25%)	10/27/2032	2,500,000	2,493,791	2,514,063	0.5%
Plano Holdco, Inc. (8)	Diversified Financial Services	7.17% (S + 3.50%)	10/2/2031	4,962,500	4,941,063	4,826,031	1.0%
Pluto Acquisition I, Inc. (6)	Healthcare Providers and Services	9.19% (S + 5.50%)	6/20/2028	1,331,311	1,331,311	1,351,280	0.3%
PMHC II Inc. (6)(8)	Chemicals	8.33% (S +CSA + 4.25%)	4/23/2029	10,804,172	10,677,252	6,053,361	1.3%
Precisely Software Incorporated (6)(8)	IT Services	8.10% (S +CSA + 4.00%)	4/24/2028	10,554,540	10,541,028	9,850,024	2.1%
Pretium PKG Holdings, Inc.	Containers and Packaging	8.90% (S + 5.00% incl. 1.25% PIK)	10/2/2028	1,538,541	1,505,623	1,552,249	0.3%
Pretium PKG Holdings, Inc. (6)(7)	Containers and Packaging	8.50% (S + 5.30% incl. 0.70% PIK)	10/2/2028	5,636,990	5,608,618	2,311,166	0.5%
Project Alpha Intermediate Holding, Inc. (6)(8)	Software	6.92% (S + 3.25%)	10/26/2030	7,845,675	7,763,855	7,842,301	1.7%
Proofpoint Inc. (8)	Software	6.67% (S + 3.00%)	8/31/2028	3,959,698	3,958,123	3,986,643	0.9%
PT Intermediate Holdings III, LLC (7)	Machinery	8.67% (S + 5.00% incl. 1.75% PIK)	4/9/2030	10,070,315	10,023,758	10,043,681	2.2%
PVKG Investment Holdings Inc. (6)(7)	IT Services	9.52% (S + 5.75%)	6/4/2030	1,737,165	1,707,660	739,381	0.2%
Radar Bidco SARL (4)(8)	Diversified Consumer Services	7.19% (S + 3.25%)	4/4/2031	1,995,000	1,995,000	2,010,800	0.4%
Radiology Partners Inc (6)(8)	Healthcare Providers and Services	8.17% (S + 4.50%)	6/25/2032	7,980,000	7,903,664	7,975,651	1.7%
Raven Acquisition Holdings LLC (8)	Healthcare Technology	6.72% (S + 3.00%)	11/19/2031	2,585,032	2,792,227	2,798,683	0.6%
RC Buyer, Inc. (8)	Auto Components	7.33% (S +CSA + 3.50%)	7/28/2028	1,509,787	1,509,168	1,506,013	0.3%
RealPage, Inc. (6)	Real Estate Management and Development	7.42% (S + 3.75%)	4/24/2028	5,955,000	5,933,718	5,981,678	1.3%
RealTruck Group, Inc.	Auto Components	8.83% (S +CSA + 5.00%)	1/31/2028	1,965,000	1,938,534	1,538,595	0.3%
RealTruck Group, Inc. (6)	Auto Components	7.58% (S +CSA + 3.75%)	1/31/2028	6,767,524	6,767,007	5,244,831	1.1%
Recovery Solutions Parent, LLC	Healthcare Providers and Services	11.17% (S + 7.50/S + 8.50% incl. 5.00% PIK)	1/28/2030	2,366,370	2,366,370	2,369,328	0.5%
Red Planet Borrower LLC (6)(8)	IT Services	7.72% (S + 4.00%)	9/8/2032	13,000,000	12,873,097	13,040,625	2.8%
Redstone Holdco 2 LP (6)(7)	IT Services	8.85% (S +CSA + 4.75%)	4/14/2028	4,892,258	4,878,227	2,052,302	0.4%
Renaissance Holding Corp. (6)(8)	Software	7.72% (S + 4.00%)	4/5/2030	11,498,135	11,391,380	10,074,608	2.2%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2025

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Rithum Holdings Inc (6)(8)	IT Services	8.42% (S + 4.75%)	7/21/2032	$4,987,500	$4,890,635	$4,995,281	1.1%
Rocket Software, Inc. (6)(8)	Software	7.47% (S + 3.75%)	11/28/2028	12,107,130	11,947,759	12,119,721	2.6%
Rohm Holding GmbH (4)(6)(7)(8)	Chemicals	9.70% (S + 5.50% incl. 0.25bp PIK)	1/31/2029	10,583,568	10,475,309	9,926,540	2.1%
Ryan, LLC (7)(8)	Professional Services	7.22% (S + 3.50%)	11/5/2032	7,321,546	7,238,466	7,239,178	1.6%
SCIL IV LLC (4)(7)(8)	Chemicals	7.79% (S + 4.00%)	11/8/2032	7,000,000	6,966,411	7,024,080	1.5%
Sitel Group (4)	IT Services	7.68% (S +CSA + 3.75%)	8/28/2028	2,953,727	2,441,050	1,993,766	0.4%
Solina Group Services SAS (4)(8)	Food Products	6.98% (S + 3.25%)	3/12/2029	1,985,000	1,985,000	2,003,193	0.4%
Specialty Building Products Holdings, LLC (6)(7)(8)	Building Products	7.57% (S +CSA + 3.75%)	10/5/2028	9,625,000	9,619,674	9,010,203	1.9%
Star Holding LLC (6)(8)	Energy Equipment and Services	8.22% (S + 4.50%)	7/31/2031	6,934,887	6,912,805	6,830,863	1.5%
Starlight Parent LLC (8)	Software	7.70% (S + 4.00%)	4/16/2032	2,493,750	2,424,488	2,495,309	0.5%
Stepstone Group MidCo 2 GmbH, The (4)(6)(8)	Interactive Media Services	8.20% (S + 4.50%)	12/4/2031	9,950,000	9,871,014	9,336,384	2.0%
Summer BC Holdco B LLC (4)(6)(7)(8)	Media	8.93% (S +CSA + 5.00%)	2/12/2029	11,675,010	11,616,379	10,949,000	2.4%
Tank Holding Corp.	Containers and Packaging	9.57% (S +CSA + 5.75%)	3/31/2028	2,436,869	2,408,278	2,249,534	0.5%
Tank Holding Corp.	Containers and Packaging	9.82% (S +CSA + 6.00%)	3/31/2028	2,042,250	2,019,375	1,884,823	0.4%
Tank Holding Corp.	Containers and Packaging	9.82% (S +CSA + 6.00%)	3/31/2028	885,293	875,754	817,050	0.2%
TCP Sunbelt Acquisition Co. (6)(8)	Electronic Equipment, Instruments and Components	8.07% (S + 4.25%)	10/16/2031	9,900,000	9,872,661	10,017,612	2.2%
team.Blue Finco Sarl (4)(6)(8)	IT Services	6.92% (S + 3.25%)	7/12/2032	4,975,000	4,950,209	5,007,661	1.1%
The E.W. Scripps Company (4)(6)	Media	9.60% (S +CSA + 5.75%)	6/30/2028	3,001,441	2,834,218	3,043,251	0.7%
Thryv, Inc. (6)	Professional Services	10.47% (S + 6.75%)	5/1/2029	5,400,000	5,358,758	5,400,000	1.2%
TMC Buyer, Inc. (6)(8)	Construction and Engineering	8.57% (S + 4.75%)	10/25/2030	6,542,181	6,507,584	6,580,027	1.4%
Tosca Services, LLC (8)	Containers and Packaging	9.22% (S + 5.50%)	11/30/2028	1,372,991	1,372,991	1,394,877	0.3%
Tosca Services, LLC (6)	Containers and Packaging	8.57% (S + CSA + 4.75% incl. 3.25% PIK)	11/30/2028	8,099,646	8,021,862	7,657,527	1.6%
Transnetwork LLC (7)	Diversified Financial Services	8.42% (S + 4.75%)	12/29/2030	5,096,000	5,028,765	4,841,200	1.0%
U.S. Renal Care, Inc. (6)(7)(8)	Healthcare Providers and Services	8.83% (S +CSA + 5.00%)	6/20/2028	7,679,420	7,626,133	7,252,253	1.6%
US Fertility Enterprises, LLC (6)(8)	Healthcare Providers and Services	7.24% (S + 3.50%)	12/10/2032	4,342,105	4,319,079	4,367,105	0.9%
USIC Holdings, Inc. (7)	Construction and Engineering	9.32% (S + 5.50%)	9/10/2031	2,503,709	2,483,414	2,491,190	0.5%
USIC Holdings, Inc. (7)(17)	Construction and Engineering	9.32% (S + 5.50%)	9/10/2031	84,964	84,964	84,221	0.0%
USIC Holdings, Inc. (7)(18)	Construction and Engineering	9.04% (S + 5.25%)	9/10/2031	150,820	150,820	149,211	0.0%
Vacation Rental Brands, LLC (7)	Real Estate Management and Development	8.92% (S + 5.25%)	5/6/2032	1,385,417	1,385,417	1,341,697	0.3%
Veracode (6)(8)	Software	8.69% (S +CSA + 4.75%)	5/2/2029	8,514,000	8,492,190	5,565,389	1.2%
Verifone Systems Inc (6)	Commercial Services and Supplies	9.35% (S +CSA + 5.25%)	8/18/2028	8,087,742	8,087,742	7,682,223	1.7%
Watlow Electric Manufacturing Company (8)	Electrical Equipment	6.84% (S + 3.00%)	3/2/2028	3,727,235	3,727,037	3,756,941	0.8%
Xplor T1, LLC (7)	Professional Services	7.29% (S + 3.50%)	12/1/2032	7,159,556	7,132,236	7,177,455	1.5%
Zayo Group Holdings, Inc. (6)(8)	Diversified Telecommunication Services	7.33% (S + CSA + 3.50% incl. 0.50% PIK)	3/11/2030	6,835,133	6,788,086	6,505,816	1.4%
Total First Lien Senior Secured				1,097,380,089	1,088,644,221	1,014,924,713	218.6%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2025

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Second Lien Senior Secured(2)
American Rock Salt Company LLC	Metals and Mining	11.33% (S +CSA + 7.25%)	6/4/2029	$2,750,000	$2,764,708	$1,623,654	0.4%
ARC Falcon I Inc. (8)	Chemicals	10.82% (S +CSA + 7.00%)	9/24/2029	2,427,315	2,357,216	2,426,185	0.5%
Aruba Investments, Inc. (6)(8)	Chemicals	11.57% (S +CSA + 7.75%)	11/24/2028	3,350,000	3,327,203	3,025,050	0.7%
Asurion, LLC (6)(8)	Insurance	9.08% (S +CSA + 5.25%)	1/19/2029	9,000,000	8,888,879	8,863,740	1.9%
Barracuda Networks, Inc.	Software	10.84% (S + 7.00%)	8/15/2030	4,000,000	3,901,527	2,165,360	0.5%
Delta Topco, Inc. (6)	IT Services	8.94% (S + 5.25%)	12/24/2030	4,500,000	4,482,117	4,447,035	1.0%
Edelman Financial Engines Center, LLC, The (8)	Diversified Financial Services	8.97% (S + 5.25%)	10/20/2028	2,500,000	2,496,114	2,501,050	0.5%
First Brands Group, LLC (9)	Auto Components	14.49% (S +CSA + 10.61%)	3/24/2028	3,144,855	2,985,000	14,309	0.0%
Flash Charm, Inc.	IT Services	10.75%(S+CSA+6.75%)	3/2/2029	3,353,659	3,363,458	2,951,220	0.6%
Gainwell Acquisition Corp.	Healthcare Providers and Services	12.04% (S +CSA + 8.00%)	10/2/2028	3,000,000	2,973,544	2,925,000	0.6%
Gainwell Acquisition Corp.	Healthcare Providers and Services	12.04% (S +CSA + 8.00%)	10/2/2028	2,400,000	2,304,764	2,340,000	0.5%
Help/Systems Holdings, Inc.	Software	12.96% (S in cash, 9% PIK)	5/21/2029	3,729,341	3,729,341	2,517,305	0.5%
Infinite Bidco, LLC (6)(8)	Electronic Equipment, Instruments and Components	11.10%(S+CSA+7.00%)	2/24/2029	2,729,999	2,727,786	2,619,952	0.6%
Ivanti Software, Inc.	Software	11.40% (S +CSA + 7.25%)	6/1/2029	3,030,000	3,030,000	1,325,625	0.3%
Mitchell International, Inc. (6)(8)	Software	8.97% (S + 5.25%)	6/7/2032	7,500,000	7,469,488	7,470,938	1.6%
OneDigital Borrower LLC (8)	Insurance	8.97% (S + 5.25%)	7/2/2032	5,000,000	4,980,089	5,053,150	1.1%
Peraton Corp.	Aerospace and Defense	11.67% (S +CSA + 7.75%)	2/1/2029	2,898,876	2,933,325	2,297,968	0.5%
Pretium PKG Holdings, Inc. (6)(9)	Containers and Packaging	10.86% (S +CSA + 6.75%)	9/30/2029	2,000,000	1,980,000	76,430	0.0%
Vision Solutions, Inc. (8)	IT Services	11.35% (S +CSA + 7.25%)	4/23/2029	5,500,000	5,452,413	5,225,000	1.1%
Total Second Lien Senior Secured				72,814,045	72,146,972	59,868,971	12.9%

Corporate Bonds
Altice Financing S.A. (4)	Diversified Telecommunication Services	5.00%	1/15/2028	3,000,000	2,784,520	2,115,000	0.4%
KOBE US Midco 2 Inc	Chemicals	9.25% Cash/10.00% PIK	11/1/2026	2,424,935	2,421,049	2,091,506	0.4%
National Mentor Holdings, Inc. (8)	Healthcare Providers and Services	10.50%	12/15/2030	700,000	686,884	704,375	0.2%
Smyrna Ready Mix Concrete (8)	Construction Materials	6.00%	11/1/2028	3,000,000	3,000,000	3,018,750	0.7%
Total Corporate Bonds				9,124,935	8,892,453	7,929,631	1.7%

Total Debt Investments				$1,179,319,069	$1,169,683,646	$1,082,723,315	233.2%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2025

Portfolio Company(3)	Industry	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
CLO Mezzanine(2)
AIMCO 2015-AA FR4 (4)	Structured Note	11.41% (S + 7.18%)	10/17/2038	$2,000,000	$1,960,985	$1,939,899	0.5%
AIMCO 2018-AA FR (4)	Structured Note	11.57% (S + 7.25%)	10/17/2037	3,000,000	2,971,246	2,882,172	0.7%
APID 2016-24A DR (4)	Structured Note	9.95% (S +CSA + 5.80%)	10/20/2030	2,200,000	2,152,191	2,206,289	0.5%
BABSN 2022-2A ER (4)	Structured Note	10.80% (S + 6.90%)	7/15/2039	3,000,000	3,055,415	3,004,815	0.6%
CBAMR 2018-8A E1R (4)	Structured Note	11.30% (S + 7.40%)	7/15/2037	1,000,000	1,020,513	1,014,285	0.2%
CGMS 2020-2A ER (4)	Structured Note	12.65% (S +CSA + 8.53%)	1/25/2035	4,000,000	3,917,139	3,727,602	0.8%
CIFC 2023-2A E (4)	Structured Note	11.84% (S + 7.97%)	1/21/2037	2,700,000	2,761,264	2,760,819	0.6%
ELM14 2022-1A FR (4)	Structured Note	12.28% (S + 8.01%)	10/20/2038	1,500,000	1,456,299	1,458,631	0.3%
ELM20 2022-7A ER (4)	Structured Note	9.88% (S + 6.00%)	1/17/2037	2,400,000	2,432,686	2,404,159	0.5%
ELMW2 2019-2A FRR (4)	Structured Note	12.15% (S + 7.82%)	10/20/2037	2,000,000	1,927,798	1,977,704	0.4%
ELMW8 2021-1X ER (4)	Structured Note	10.13% (S + 6.25%)	4/20/2037	2,250,000	2,293,501	2,240,870	0.5%
GLM 2021-9A FR (4)	Structured Note	12.34% (S + 8.46%)	4/20/2037	3,000,000	2,921,738	2,961,785	0.6%
MORGN 2020-6A F (4)	Structured Note	12.16% (S +CSA + 8.04%)	10/23/2034	2,800,000	2,743,300	2,490,592	0.5%
POST 2018-1X FR (4)	Structured Note	13.89% (S + 10.00%)	10/16/2037	2,070,000	1,977,462	2,064,202	0.4%
THAYR 2017-1A ER (4)	Structured Note	13.02% (S +CSA + 8.87%)	4/20/2034	1,300,000	1,272,461	1,166,528	0.3%
Total CLO Mezzanine				35,220,000	34,863,998	34,300,352	7.4%

CLO Equity
BABSN 2018-4A SUB (4)	Structured Subordinated Note	NA	10/15/2030	4,000,000	164,605	153,200	0.0%
DRSLF 2020-86A SUB (4)	Structured Subordinated Note	NA	7/17/2034	6,000,000	2,675,583	1,979,467	0.4%
HLM 12A-18 SUB (4)	Structured Subordinated Note	NA	7/18/2031	7,500,000	28,943	25,500	0.0%
LNGPT 2017-1A SUB (4)	Structured Subordinated Note	NA	1/17/2030	6,358,000	468,702	468,585	0.1%
REG12 2019-1A SUB (4)	Structured Subordinated Note	NA	10/15/2032	6,000,000	3,159,484	2,572,372	0.6%
SPEAK 2017-4A SUB (4)	Structured Subordinated Note	NA	10/26/2034	5,000,000	1,828,965	884,283	0.2%
STRAS 2021-1A SUB (4)	Structured Subordinated Note	NA	12/29/2029	2,000,000	-	4,200	0.0%
Total CLO Equity				36,858,000	8,326,282	6,087,607	1.3%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2025

		Number of Shares	Cost	Fair Value	Percentage of Net Assets
Equity Investments
Aimbridge Acquisition Co., Inc. (6)(8)	Hotels, Restaurants and Leisure	70,561	$4,657,026	$4,762,868	1.0%
Mitel Networks	Diversified Telecommunication Services	3,061	30,610	7,668	0.0%
New WPCC Parent, LLC (6)	Healthcare Providers and Services	62,372	23,390	38,983	0.0%
New WPCC Parent, LLC	Healthcare Providers and Services	60,894	766,824	426,258	0.1%
PVKG Investments Holdings Inc	IT Services	89,288	1,258,194	424,118	0.1%
Recovery Solutions Parent, LLC (6)	Healthcare Providers and Services	98,983	2,229,831	2,152,880	0.5%
Total Equity Investments		385,159	8,965,875	7,812,775	1.7%

Total Equity and Other Investments		72,463,159	52,156,155	48,200,734	10.4%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2025

	Number of Shares	Cost	Fair Value	Percentage of Net Assets
Short-Term Investments
Fidelity Investments Money Market Government Portfolio - Institutional Class, 4.08% (6)(7)(10)	43,912,610	$43,912,610	$43,912,610	9.5%
Morgan Stanley Liquidity Funds US Dollar Treasury Liquidity Fund - Institutional Class, 3.97% (8)(10)	28,803,659	28,803,659	28,803,659	6.2%
Total Short-Term Investments	72,716,269	72,716,269	72,716,269	15.7%
Total Investments	$1,324,498,497	$1,294,556,070	$1,203,640,318	259.3%
Liabilities in Excess of Other Assets			(739,517,146)	(159.3)%
Net Assets			$464,123,172	100.0%

(1)
The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(2)
Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”), SOFR + Credit Spread Adjustment (S+CSA), where the Credit Spread Adjustment is a defined additional spread amount based on the tenor of SOFR the borrower selects, the Euro Interbank Offered Rate (“Euribor” or “E”), the U.S. Prime Rate (“P”), or an alternate base rate (which can include the Federal Funds Effective Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. For the holdings as of December 31, 2025 that have S+CSA as the base rate, the credit spread adjustment ranges from 0.1 bps to 0.26 bps.
(3)
As of December 31, 2025, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
(4)
Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2025, 17.8% of the Company’s total assets were in non-qualifying investments.
(5)
As of December 31, 2025, the tax cost of the Company’s investments approximates their amortized cost.
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
(9)
Loan was on non-accrual status as of December 31, 2025.
(10)
7-day effective yield as of December 31, 2025.
(11)
Of the $528,262 commitment to Aptean Inc, $377,330 was unfunded as of December 31, 2025.
(12)
Of the $368,421 commitment to Cooper's Hawk Intermediate LLC, $315,789 was unfunded as of December 31, 2025.
(13)
Of the $1,197,934 commitment to Dwyer Instruments LLC, $768,720 was unfunded as of December 31, 2025.
(14)
Of the $559,500 commitment to Galway Borrower, LLC, $461,641 was unfunded as of December 31, 2025.
(15)
Of the $4,436,067 commitment to Galway Borrower, LLC, $3,530,286 was unfunded as of December 31, 2025.
(16)
Of the $636,370 commitment to MRI Software, LLC, $509,096 was unfunded as of December 31, 2025.
(17)
Of the $148,535 commitment to USIC Holdings, Inc, $63,572 was unfunded as of December 31, 2025.
(18)
Of the $321,872 commitment to USIC Holdings, Inc, $171,052 was unfunded as of December 31, 2025.

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

The Company’s investment objective is to maximize total return, comprised of current income and capital appreciation. The Company’s current investment focus is guided by two strategies that facilitate its investment opportunities and core competencies: (1) investing in corporate debt securities and, to a lesser extent, (2) investing in collateralized loan obligation (“CLO”) structured credit funds that typically own corporate debt securities, including the equity and junior debt tranches of CLOs. To a limited extent, the Company may enter into derivatives transactions, which may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of the Company’s portfolio positions from changes in currency exchange rates and market interest rates or to earn income and enhance the Company’s total returns. The Company may receive or purchase warrants or rights to acquire equity or other securities in connection with making a debt investment in a company. During the years ended December 31, 2025, 2024 and 2023, the Company did not invest in any derivative contracts.

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

Debt Issuance Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs. These expenses are deferred and amortized over the life of the related debt instrument. Debt issuance costs are presented on the consolidated statements of assets and liabilities as a direct deduction from the debt liability. In circumstances in which there is not an associated debt liability amount recorded in the consolidated financial statements when the debt issuance costs are incurred, such debt issuance costs will be reported on the consolidated statements of assets and liabilities as an asset until the debt liability is recorded. As of December 31, 2025, the balance of debt issuance costs was $0.4 million, representing deferred financing costs of $6.6 million less accrued interest of $6.2 million, included in the BoA Credit Facility, WF Credit Facility and CLO Transaction (each as defined below), and is presented on a net basis of $414.4 million for the BoA and WF Credit Facilities and $302.1 million for the CLO Transaction on the consolidated statements of assets and liabilities. As of December 31, 2024, the balance of debt issuance costs was $(1.1) million, representing deferred financing costs of $7.1 million less accrued interest of $8.2 million, included in the BoA Credit Facility, WF Credit Facility, and CLO Transaction (each as defined below), and is presented on a net basis of $501.7 million for the BoA Credit Facility and WF Credit Facility and $302.5 million for the CLO Transaction on the consolidated statements of assets and liabilities.

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

Payment-in-Kind Interest Income

The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in Payment-in-kind interest income in the Consolidated Statements of Operations. If at any point the Company expects that PIK will not be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through Payment-in-kind interest income.

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

A loan may be taken off non-accrual status if past due payments are made, and if management determines the issuer is likely to remain current on future payments. Management may make exceptions to this policy if the loan has sufficient collateral value or is in the process of collection. Management may also leave a loan on accrual status while actively seeking recovery of past due payment. As of December 31, 2025, the Company had three portfolio companies on non-accrual status. As of December 31, 2025, loans on non-accrual status represented 0.09% of the total investments at fair value (or 1.34% at amortized cost). As of December 31, 2024, the Company had two portfolio companies on non-accrual status. As of December 31, 2024, loans on non-accrual status represented 0.08% of the total investments at fair value (or 0.46% at amortized cost).

Other Income

From time to time, the Company may receive fees for services provided to portfolio companies. These fees are generally only available to the Company as a result of closing investments, are normally paid at the closing of the investments, are generally non-recurring and are recognized as revenue when earned upon closing of the investment. The services that the Investment Advisor provides vary by investment, but can include closing, work, diligence or other similar fees and fees for providing managerial assistance to the Company’s portfolio companies. In addition, the Company may generate revenue in the form of commitment, origination, structuring or diligence fees, monitoring fees and possibly consulting and performance-based fees. Other Income also includes amendment fees that are fixed based on contractual terms and are generally non-recurring and non-refundable and are recognized as revenue when earned upon closing of the related transaction.

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

Segment Reporting

In accordance with ASC Topic 280 - Segment Reporting (“ASC 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company adopted ASU 2023-09 effective December 31, 2025 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.

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

Additionally, the Investment Advisor is entitled to an incentive fee (the “Income Incentive Fee”) based on the Company’s pre-incentive fee net investment income for the then most recently completed calendar quarter, as adjusted downward (but not upward) if over the most recently completed and eleven preceding calendar quarters since the IPO (or if shorter, the number of calendar quarters since the IPO) (each such period is referred to herein as the “Trailing Twelve Quarters”) aggregate net realized losses on the Company’s investments exceed the Company’s aggregate net investment income over the same period, excluding the most recently completed quarter, as described in more detail below. In this regard, if the Company’s net realized losses over the Trailing Twelve Quarters since the IPO (or if shorter, the number of calendar quarters since the IPO) are greater than the Company’s net investment income over the same period, excluding the most recently completed quarter, then the pre-incentive fee net income used in the calculation of the Income Incentive Fee would be subject to a downward adjustment. The amount of the adjustment would be equal to the amount by which such net realized losses exceed such net investment income. On the other hand, if the Company’s net investment income over the Trailing Twelve Quarters since the IPO (or if shorter, the number of calendar quarters since the IPO) is equal to or greater than the Company’s net realized losses over the same period, excluding the most recently completed quarter, then no adjustment to pre-incentive fee net investment income would be made. The Income Incentive Fee is calculated and payable quarterly in arrears. The Company will pay the Investment Advisor an Income Incentive Fee with respect to its “adjusted net investment income” in each calendar quarter as follows:

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

The Investment Advisor agreed to pay all offering costs in connection with the IPO. These expenses consist primarily of legal fees and other costs incurred with the Company’s share offerings, the preparation of the Company’s registration statement, and registration fees. The Company is not obligated to repay any such offering costs paid by our Investment Advisor.

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt	$1,088,644,221	$1,014,924,713	$1,243,362,037	$1,206,603,630
Second-lien senior secured debt	72,146,972	59,868,971	84,821,531	77,650,130
Corporate Bonds	8,892,453	7,929,631	4,883,315	4,214,315
CLO Mezzanine	34,863,998	34,300,352	37,827,370	38,147,753
CLO Equity	8,326,282	6,087,607	13,029,085	10,003,685
Equity	8,965,875	7,812,775	1,258,194	1,081,497
Short-term investments	72,716,269	72,716,269	69,429,935	69,429,935
Total Investments	$1,294,556,070	$1,203,640,318	$1,454,611,467	$1,407,130,945

As of December 31, 2025, approximately 18.6% of the long-term investment portfolio at amortized cost and 19.2% of the long-term investment portfolio measured at fair value, respectively, were invested in non-qualifying assets. As of December 31, 2024, approximately 17.8% of the long-term investment portfolio at amortized cost and 18.1% of the long-term investment portfolio measured at fair value, respectively, were invested in non-qualifying assets. With respect to the Company’s total assets, 17.8% and 17.0% of the Company’s total assets were in non-qualifying assets as defined by Section 55(a) of the 1940 Act as of December 31, 2025 and December 31, 2024, respectively.

The industry composition of investments based on fair value, as a percentage of total investments at fair value, as of December 31, 2025 and December 31, 2024 was as follows:

	December 31, 2025	December 31, 2024
Software	10.7%	10.2%
IT Services	9.6%	6.7%
Healthcare Providers and Services	8.8%	9.4%
Professional Services	7.3%	7.7%
Short-Term Investments	6.0%	4.9%
Chemicals	5.4%	5.1%
Diversified Financial Services	5.0%	3.9%
Construction and Engineering	5.0%	4.5%
Insurance	3.5%	5.0%
Electronic Equipment, Instruments and Components	3.3%	2.8%
Structured Note	2.8%	2.7%
Food Products	2.5%	1.9%
Hotels, Restaurants and Leisure	2.2%	3.1%
Containers and Packaging	2.2%	1.5%
Commercial Services and Supplies	2.0%	0.6%
Building Products	1.8%	1.9%
Machinery	1.8%	1.8%
Auto Components	1.6%	2.2%
Media	1.6%	3.1%
Metals and Mining	1.3%	1.4%
Interactive Media Services	1.3%	0.7%
Independent Power and Renewable Electricity Producers	1.2%	3.3%
Household Durables	1.2%	0.2%
Diversified Consumer Services	1.1%	2.6%
Specialty Retail	1.1%	0.5%
Aerospace and Defense	1.1%	0.7%
Energy Equipment and Services	0.9%	1.7%
Industrial Conglomerates	0.7%	0.7%
Healthcare Equipment and Supplies	0.7%	0.6%
Road and Rail	0.7%	0.6%
Diversified Telecommunication Services	0.7%	2.2%
Pharmaceuticals	0.7%	0.6%
Real Estate Management and Development	0.6%	0.6%
Textiles, Apparel & Luxury Goods	0.6%	—
Healthcare Technology	0.6%	—
Structured Subordinated Note	0.5%	0.7%
Electrical Equipment	0.5%	0.7%
Automotive	0.3%	—
Restaurants	0.3%	—
Household Products	0.3%	—
Construction Materials	0.3%	—
Entertainment	0.2%	—
Internet Software and Services	—	1.9%
Wireless Telecommunication Services	—	0.7%
Electric Utilities	—	0.6%
Total	100%	100%

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

Investments in private investment companies measured based upon NAV as a practical expedient to determine fair value are not required to be categorized in the fair value hierarchy. As of December 31, 2025 and as of December 31, 2024, there were no investments accounted for using the practical expedient.

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

The following table presents the fair value hierarchy of investments as of December 31, 2025:

	Fair Value Hierarchy as of December 31, 2025
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$—	$1,014,924,713	$—	$1,014,924,713
Second-lien senior secured debt	—	59,868,971	—	59,868,971
Corporate Bonds	—	7,929,631	—	7,929,631
CLO Mezzanine	—	34,300,352	—	34,300,352
CLO Equity	—	6,087,607	—	6,087,607
Equity	—	7,812,775	—	7,812,775
Short Term Investments	72,716,269	—	—	72,716,269
Total Investments	$72,716,269	$1,130,924,049	$—	$1,203,640,318

The following table presents the fair value hierarchy of investments as of December 31, 2024:

	Fair Value Hierarchy as of December 31, 2024
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$—	$1,206,603,630	$—	$1,206,603,630
Second-lien senior secured debt	—	77,650,130	—	77,650,130
Corporate Bonds	—	4,214,315	—	4,214,315
CLO Mezzanine	—	38,147,753	—	38,147,753
CLO Equity	—	10,003,685	—	10,003,685
Equity	—	1,081,497	—	1,081,497
Short Term Investments	69,429,935	—	—	69,429,935
Total Investments	$69,429,935	$1,337,701,010	$—	$1,407,130,945

The following table shows the changes in the fair value of our Level 3 investments during the twelve months ended December 31, 2025. The Company did not hold any Level 3 positions at the year ended December 31, 2024.

Equity
Fair value, beginning of period	$—
Purchases of investments, net	6,886,857
Proceeds from principal payments and sales of investments, net	—
Net change in unrealized gain (loss)	(865,138)
Net accretion of discount on investments	—
Transfers into (out of) Level 3	(6,021,719)
Fair value, end of period	$—

For the year ended December 31, 2025, two equity investments were transferred out of Level 3 and into Level 2 of the fair value hierarchy as a result of changes in the observability of significant inputs for the portfolio companies. There were no transfers to or from Level 3 investments for the year ended December 31, 2024.

Debt Not Carried at Fair Value

The fair value of the BoA Credit Facility, WF Credit Facility and CLO Transaction, which would be categorized as Level 3 within the fair value hierarchy as of December 31, 2025, approximates their respective carrying values because the BoA Credit Facility, WF Credit Facility and CLO Transaction each have variable interest based on selected short-term rates.

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, BDCs are permitted to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 150% after such borrowing. As of December 31, 2025, the Company’s asset coverage ratio was 165%.

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

On March 29, 2024, the Company entered into a fourth amendment to the BoA Credit Facility (the “BoA Credit Facility Fourth Amendment”) that amends the BoA Credit Facility to, among other things: (i) extend the facility maturity date; (ii) update arrangements for the calculation of the fee on unused commitments, and (iii) payment of an extension fee. The following describes the terms of the BoA Credit Facility as amended by the BoA Credit Facility Fourth Amendment.

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

Debt obligations under the BoA Credit Facility consisted of the following as of December 31, 2025:

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
BoA Credit Facility	$525,000,000	$262,625,850	$262,374,150	$260,430,340
Total debt	$525,000,000	$262,625,850	$262,374,150	$260,430,340

(1)
The amount available reflects any limitations related to the BoA Credit Facility’s borrowing base.
(2)
The carrying value of the BoA Credit Facility is presented net of deferred financing costs of $2.3 million and accrued interest of $121 thousand.

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

Average debt outstanding under the BoA Credit Facility during the twelve months ended December 31, 2025, December 31, 2024, and December 31, 2023 was $316.1 million, $479.1 million, and $498.3 million, respectively.

The loans under the BoA Credit Facility may be base rate loans or SOFR loans. The base rate loans will bear interest at the base rate plus 1.40%, and the SOFR loans will bear interest at 1-month SOFR plus 1.40% or 3-month SOFR plus 1.45%. The “base rate” will be equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate, and (c) 1-month or 3-month SOFR plus 0.10%. The Credit Agreement requires the payment of a commitment fee in a range of 0.50% to 1.40% depending on the amount of Commitments utilized. Such fee is payable quarterly in arrears. The advance rate for PS BDC Funding’s Eligible Collateral Assets ranges from 40% for Second Lien Bank Loans to 70% for First Lien Bank Loans that are B Assets to 100% for Cash (excluding Excluded Amounts) (as each such term is defined in the Credit Agreement).

For the years ended December 31, 2025, 2024, and 2023, the components of interest expense with respect to the BoA Credit Facility were as follows:

	For the Year Ended December 31,
	2025	2024	2023
Interest expense	$19,659,624	$32,828,946	$33,703,442
Amortization of debt issuance costs	1,085,563	983,478	646,738
Total interest expense	$20,745,187	$33,812,424	$34,350,180
Average interest rate	5.66%	6.60%	6.42%

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

On November 4, 2025, the Company entered into a fifth amendment to the WF Credit Facility (the “WF Credit Facility Fifth Amendment”) that amends the WF Credit Facility to, among other things: (i) increase the amount available for borrowing under the WF Credit Facility, (ii) extend the facility maturity date, (iii) extend the reinvestment period, (iv) update the applicable spread, and (v) update the non-usage fee.

Debt obligations under the WF Credit Facility consisted of the following as of December 31, 2025:

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
WF Credit Facility	$200,000,000	$154,279,239	$45,720,761	$154,008,418
Total debt	$200,000,000	$154,279,239	$45,720,761	$154,008,418

(1)
The amount available reflects any limitations related to the WF Credit Facility’s borrowing base.
(2)
The carrying value of the WF Credit Facility is presented net of deferred financing costs of $2.7 million and accrued interest of $2.4 million.

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

Average debt outstanding under the WF Credit Facility during the years ended December 31, 2025, 2024, and 2023 was $154.7 million, $139.1 million, and $131.4 million, respectively.

The amount available for borrowing under the WF Credit Facility is currently $200 million. The facility maturity date of the WF Credit Facility is November 4, 2030 and the reinvestment period ends on November 3, 2028 (subject to other provisions of the WF Credit Facility). The loans under the WF Credit Facility may be Broadly Syndicated Loans or Middle Market Loans and will bear interest at Daily Simple SOFR, or base rate (to the extent Daily Simple SOFR is unavailable), plus 1.95%, with an interest rate floor of 0.0%. The “base rate” will be equal to the highest of (a) the federal funds rate plus 0.50% and (b) the prime rate. The Loan Agreement requires the payment of a non-usage fee ranging from 0.50% to 1.45%, depending on the utilization levels of the facility.

For the years ended December 31, 2025, 2024, and 2023, the components of interest expense with respect to the WF Credit Facility were as follows:

	For the Year Ended December 31,
	2025	2024	2023
Interest expense	$10,587,741	$11,026,836	$9,773,911
Amortization of debt issuance costs	507,387	498,844	359,061
Total interest expense	$11,095,128	$11,525,680	$10,132,972
Average interest rate	6.67%	7.66%	7.20%

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

The following table presents information on the Notes issued in the CLO Transaction as of December 31, 2025:

		December 31, 2025
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

For the years ended December 31, 2025 and December 31, 2024, the components of interest expense with respect to the Notes were as follows:

	For the Year Ended December 31,
	2025	2024
Interest expense	$18,077,986	$12,582,881
Amortization of debt issuance costs	139,402	85,127
Total interest expense	$18,217,388	$12,668,008
Average interest rate	5.95%	6.78%

Note 7. Share Transactions

Offering Proceeds

During the years ended December 31, 2025, 2024, and 2023, the Company issued and sold 32,662 shares at an aggregate purchase price of $0.5 million, 5,576,363 shares at an aggregate purchase price of $91.7 million, and 2,816,166 shares at an aggregate purchase price of $46.7 million, respectively. These amounts include shares issued in reinvestment.

Distribution Reinvestment Plan

The Company has adopted a dividend reinvestment plan that provides for reinvestment of its dividends and other distributions on behalf of the Company’s stockholders, unless a stockholder elects to receive cash. As a result, if the Company’s Board authorizes, and the Company declares, a cash dividend or other distribution, then stockholders who do not “opt out” of the Company’s dividend reinvestment plan will have their cash dividends and distributions (net of applicable withholding tax) automatically reinvested in additional shares of the Company’s common stock, rather than receiving cash dividends and distributions.

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

For the year ended December 31, 2025, the Company issued 32,662 shares of its common stock pursuant to the Company dividend reinvestment plan.

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

The Board subsequently authorized the Company to enter into an extended share repurchase plan. On December 19, 2024, the Company entered into a share repurchase plan (the “Extended Company Rule 10b5-1 Stock Repurchase Plan”) to acquire up to $20 million in the aggregate of shares of the Company’s common stock less any repurchases made pursuant to the Company Rule 10b5-1 Stock Repurchase Plan, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The Extended Company Rule 10b5-1 Stock Repurchase Plan commenced on January 22, 2025 and terminated on January 22, 2026.

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

For the year ended December 31, 2025, the Company repurchased 1,371,447 shares of its common stock pursuant to the Company Rule 10b5-1 Repurchase Plan and Extended Company Rule 10b5-1 Stock Repurchase Plan.

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

For the year ended December 31, 2025, PSCM purchased 136,255 shares of the Company’s common stock pursuant to the PSCM Rule 10b5-1 Stock Purchase Plan and Extended PSCM Rule 10b5-1 Stock Purchase Plan.

Note 8. Dividends and Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table summarizes the Company’s dividend declarations and distributions during the year ended December 31, 2025:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
2/27/2025	3/28/2025	4/10/2025	$0.360	$11,552,886	12,507	$161,965	(1)
3/24/2025	3/28/2025	4/10/2025	0.030	962,741	1,042	13,497	(1)
5/7/2025	6/27/2025	7/14/2025	0.360	11,573,928	1,857	26,446	(2)
6/23/2025	6/27/2025	7/14/2025	0.060	1,928,988	310	4,408	(2)
8/6/2025	9/26/2025	10/14/2025	0.360	11,462,765	2,119	26,836	(3)
9/23/2025	9/26/2025	10/14/2025	0.060	1,910,460	353	4,473	(3)
11/5/2025	12/29/2025	1/14/2026	0.360	11,253,948	-	-
12/23/2025	12/29/2025	1/14/2026	0.070	2,188,267	-	-
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
(3)
In accordance with the Company's dividend reinvestment plan, 2,472 shares of the Company's stock were purchased in the open market at an average price of $12.66 and such shares were allocated to stockholders of the Company participating in the dividend reinvestment plan.

The following table summarizes the Company’s dividend declarations and distributions during the year ended December 31, 2024:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
3/20/2024	3/28/2024	4/10/2024	$0.490	$12,893,635	185,345	$3,057,234	(1)
5/7/2024	6/28/2024	7/16/2024	0.420	11,093,012	157,231	2,585,298	(2)
6/20/2024	6/28/2024	7/16/2024	0.050	1,320,596	18,718	307,774	(2)
8/7/2024	9/27/2024	10/14/2024	0.420	11,552,807	132,571	2,149,264	(3)
9/23/2024	9/27/2024	10/14/2024	0.050	1,375,334	15,782	255,865	(3)
11/5/2024	12/27/2024	1/13/2025	0.420	11,958,404	110,129	1,735,280	(4)
12/23/2024	12/27/2024	1/13/2025	0.060	1,708,344	15,733	247,897	(4)
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

Note 9. Commitments and Contingencies

As of December 31, 2025 and December 31, 2024, the Company had an aggregate of $21.5 million and $21.6 million, respectively, of unfunded commitments to provide debt financing to its portfolio companies. As of each of December 31, 2025 and December 31, 2024, there were no capital calls or draw requests made by the portfolio companies to fund these commitments. Such commitments are generally up to the Company’s discretion to approve or are subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the composition of the unfunded commitments as of December 31, 2025 is shown in the table below:

	Expiration Date (1)	As of December 31, 2025
American Rock Salt Company LLC	9/19/2026	$304,582
Aptean Inc	1/30/2031	377,330
Cooper's Hawk Intermediate Holding LLC	7/29/2027	578,947
Cooper's Hawk Intermediate Holding LLC	7/29/2031	315,789
Deerfield Dakota Holding, LLC	9/12/2032	857,143
Dwyer Instruments, LLC	7/21/2029	768,720
Edition Holdings Inc	12/20/2027	1,786,600
Edition Holdings Inc	12/20/2027	953,466
Galway Borrower LLC	9/30/2028	461,641
Galway Borrower LLC	2/7/2026	3,530,286
GC Ferry Acquisition Inc	8/16/2027	1,312,500
Logrhythm, Inc.	7/2/2029	636,364
Minotaur Acquisition, Inc.	5/10/2030	697,674
MRI Software LLC	2/10/2027	509,096
National Mentor Holdings, Inc.	12/14/2026	2,700,000
Optimizely North America Inc.	10/30/2031	458,333
PT Intermediate Holdings III, LLC	4/8/2026	583,313
Raven Acquisition Holdings LLC	11/19/2026	200,468
US Fertility Enterprises, LLC	12/30/2027	657,895
USIC Holdings, Inc.	9/10/2026	63,572
USIC Holdings, Inc.	9/10/2031	171,052
Vacation Rental Brands, LLC	10/15/2027	3,611,111
Total unfunded commitments		$21,535,882

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

A summary of the composition of the unfunded commitments as of December 31, 2024 is shown in the table below:

	Expiration Date (1)	As of December 31, 2024
American Rock Salt Company LLC	9/19/2026	$571,091
Aptean Inc.	1/30/2031	436,880
Aptean Inc.	1/30/2026	238,414
Aramsco, Inc.	10/10/2025	561,386
B'Laster Holdings, LLC	10/25/2025	466,666
Dwyer Instruments, LLC	11/20/2026	492,210
Dwyer Instruments, LLC	7/21/2029	1,197,934
Enverus Holdings, Inc.	12/22/2025	310,811
Enverus Holdings, Inc.	12/24/2029	458,884
Everest SubBidCo	9/24/2025	2,660,000
Galway Borrower LLC	9/30/2028	512,698
Galway Borrower LLC	2/7/2026	4,360,571
GS AcquisitionCo, Inc.	3/26/2026	1,232,000
GS AcquisitionCo, Inc.	5/25/2028	1,200,000
Logrhythm, Inc.	7/2/2029	636,364
Minotaur Acquisition, Inc.	5/10/2026	1,162,791
Minotaur Acquisition, Inc.	5/10/2030	697,674
MRI Software LLC	2/10/2027	601,016
Optimizely North America Inc.	10/30/2031	458,333
Patriot Growth Insurance Services, LLC	11/17/2025	1,480,000
PT Intermediate Holdings III, LLC	4/8/2026	686,119
Tank Holding Corp.	11/22/2025	135,000
TMC Buyer, Inc.	11/1/2026	416,667
US Fertility Enterprises, LLC	10/14/2026	217,391
USIC Holdings, Inc.	9/10/2026	139,276
USIC Holdings, Inc.	9/10/2031	248,302
Total unfunded commitments		$21,578,478

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2025, management is not aware of any pending or threatened litigation.

Note 10. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of each of December 31, 2025, 2024, and 2023, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of common stock for the years ended December 31, 2025, 2024, and 2023:

	For the Year Ended December 31,
	2025	2024	2023
Net increase (decrease) in net assets resulting from operations	$(3,169,730)	$47,665,765	$107,835,651
Weighted average shares of common stock outstanding - basic and diluted	32,133,879	32,353,615	25,700,603
Earnings (loss) per share of common stock - basic and diluted	$(0.10)	$1.47	$4.20

Note 11. Income Taxes

The Company intends to continue to qualify annually as a RIC under the Internal Revenue Code (“Code”). As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to its stockholders as a dividend. The Company anticipates distributing substantially all of its taxable income and gains, within the Subchapter M rules, and thus the Company anticipates that it will not incur any federal or state income tax at the RIC level. As a RIC, the Company is also subject to a nondeductible federal excise tax based on distributive requirements of its taxable income on a calendar year basis. Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required.

The permanent differences for tax purposes from distributable earnings to additional paid in capital were reclassified for tax purposes for the tax years ended December 31, 2025, 2024, and 2023. These reclassifications have no impact on net assets.

	Year Ended December 31,
	2025	2024	2023
Increase (decrease) in distributable earnings	$—	$—	$—
Increase (decrease) in capital in excess of par value	$—	$—	$—

The following reconciles net increase in net assets resulting from operations to taxable income for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
Net increase (decrease) in net assets resulting from operations	$(3,169,730)	$47,665,765	$107,835,651
Net change in unrealized appreciation (depreciation) from investments	43,434,583	(2,843,502)	(52,563,544)
Other book tax differences	13,193,914	17,994,974	1,677,010
Taxable income before deductions for distributions	$53,458,767	$62,817,237	$56,949,117

	Year Ended December 31,
	2025	2024	2023
Distributions paid from:
Ordinary income	$53,071,608	$62,240,744	$56,068,285
Capital gains	—	—	—
Return of Capital	—	—	—
Total	$53,071,608	$62,240,744	$56,068,285

For the years ended December 31, 2025, 2024, and 2023, the components of accumulated earnings on a tax basis were as follows:

	Year Ended December 31,
	2025	2024	2023
Undistributed net investment income (loss)	$522,762	$725,106	$148,613
Undistributed capital gains	—	—	—
Capital loss carryforward	(38,388,260)	(26,055,895)	(9,042,947)
Other accumulated gain (loss)	(70,320)	(78,134)	(85,947)
Net unrealized appreciation (depreciation)	(91,598,329)	(47,900,872)	(49,754,535)
Total	$(129,534,147)	$(73,309,795)	$(58,734,816)

Capital losses can be carried forward indefinitely to offset future capital gains. As of December 31, 2025, 2024 and 2023, the Company had $38,388,260, $26,055,895 and $9,042,947 in capital loss carryforwards, respectively.

As of December 31, 2025, 2024, and 2023, the Company’s aggregate unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes was as follows:

	Year Ended December 31,
	2025	2024	2023
Tax cost	$1,295,238,647	$1,455,014,184	$1,158,548,300
Gross unrealized appreciation	6,386,163	13,752,795	9,383,672
Gross unrealized depreciation	(97,984,492)	(61,653,667)	(59,138,207)
Net unrealized appreciation/(depreciation) on investments	$(91,598,329)	$(47,900,872)	$(49,754,535)

The Company adopted FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes (“ASC 740”) as of January 23, 2020, commencement of operations. ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. As of December 31, 2025, management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken in the Company’s current year tax return. The Company identifies its major tax jurisdiction as U.S. Federal. The 2022-2025 tax years remain subject to examination by U.S. federal, state and local authorities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof.

Note 12. Financial Highlights

The following per share of common stock data has been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights for the years ended December 31, 2025, 2024, 2023, 2022, and 2021:

	For the Year Ended December 31,
	2025	2024	2023	2022	2021
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$16.50	$17.04	$14.96	$20.06	$20.15

Results of Operations:
Net Investment Income(1)	1.66	1.93	2.26	1.78	1.47
Net Realized and Unrealized Gain (Loss) on Investments(4)	(1.65)	(0.56)	1.98	(5.00)	(0.18)
Net Increase (Decrease) in Net Assets Resulting from Operations	0.01	1.37	4.24	(3.22)	1.29

Distributions to Common Stockholders
Distributions from Net Investment Income	(1.66)	(1.91)	(2.16)	(1.85)	(1.01)
Distributions from Realized Gains	—	—	—	(0.03)	(0.37)
Net Decrease in Net Assets Resulting from Distributions	(1.66)	(1.91)	(2.16)	(1.88)	(1.38)

Net Asset Value, End of Period	$14.85	$16.50	$17.04	$14.96	$20.06

Shares Outstanding, End of Period	31,260,963	32,600,193	27,102,794	24,286,628	22,750,331

Ratio/Supplemental Data
Net assets, end of period	$464,123,172	$537,844,969	$461,955,393	$363,443,482	$452,797,588
Weighted-average shares outstanding	32,133,879	32,353,615	25,700,603	23,130,666	15,494,614
Total Return(3)	2.11%	8.74%	29.21%	(16.51)%	8.10%
Portfolio turnover	35%	36%	25%	27%	53%
Ratio of operating expenses to average net assets without waiver(2)	13.89%	14.68%	13.15%	8.28%	5.54%
Ratio of operating expenses to average net assets with waiver(2)	13.89%	14.67%	12.90%	8.03%	5.29%
Ratio of net investment income (loss) to average net assets without waiver(2)	10.47%	11.34%	13.54%	9.61%	6.92%
Ratio of net investment income (loss) to average net assets with waiver(2)	10.47%	11.35%	13.79%	9.86%	7.17%

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

Note 14. Selected Quarterly Financial Data (Unaudited)

The following are the quarterly results of operations for the years ended December 31, 2025, 2024, and 2023. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	For the Three Months Ended
	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025
Investment income	$31,214,279	$31,676,920	$31,685,269	$29,818,294
Net expenses	18,301,128	17,835,391	18,044,199	16,750,464
Net investment income (loss)	12,913,151	13,841,529	13,641,070	13,067,830
Net realized gain (loss) on investments, and foreign currency transactions	(5,894,493)	(5,745,139)	(1,243,620)	(315,475)
Net change in unrealized gain (loss) on investments, foreign currency translations, and foreign currency contracts	(15,407,869)	(926,414)	(9,044,026)	(18,056,274)
Increase (decrease) in net assets resulting from operations	$(8,389,211)	$7,169,976	$3,353,424	$(5,303,919)
Net asset value per share as of the end of the quarter	$15.85	$15.68	$15.39	$14.85

	For the Three Months Ended
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Investment income	$34,784,943	$36,549,496	$37,306,001	$34,872,859
Net expenses	18,466,714	20,791,645	21,577,270	20,077,288
Net investment income (loss)	16,318,229	15,757,851	15,728,731	14,795,571
Net realized gain (loss) on investments, and foreign currency transactions	(1,736,331)	(9,411,924)	(7,119,299)	489,435
Net change in unrealized gain (loss) on investments, foreign currency translations, and foreign currency contracts	8,298,242	(1,033,114)	(1,054,247)	(3,367,379)
Increase (decrease) in net assets resulting from operations	$22,880,140	$5,312,813	$7,555,185	$11,917,627
Net asset value per share as of the end of the quarter	$17.16	$16.85	$16.61	$16.50

	For the Three Months Ended
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Investment income	$26,185,502	$27,441,864	$28,773,690	$29,822,551
Net expenses	12,592,823	13,241,745	13,969,777	14,431,742
Net investment income (loss)	13,592,679	14,200,119	14,803,913	15,390,809
Net realized gain (loss) on investments, and foreign currency transactions	(317,446)	(2,570)	(2,103,618)	(291,779)
Net change in unrealized gain (loss) on investments, foreign currency translations, and foreign currency contracts	14,813,089	9,743,113	21,152,793	6,854,549
Increase (decrease) in net assets resulting from operations	$28,088,322	$23,940,662	$33,853,088	$21,953,579
Net asset value per share as of the end of the quarter	$16.12	$16.55	$16.76	$17.04

Note 15. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements, except for the following:

Distributions

On January 14, 2026, the Company paid a distribution in the amount of $13,442,214, or $0.43 per share, to shareholders on record as of December 29, 2025.

Unfunded Capital Commitments

On January 12, 2026, $36,785.44 was paid down on the USIC Holdings, Inc. facility. On January 21, 2026, $36,785.44 of the outstanding commitment to USIC Holdings, Inc. was funded. On February 17, 2026, $55,178.15 of the outstanding commitment to USIC Holdings, Inc. was funded. The balance of the remaining unfunded commitment was $115,874.13 as of such date.

On January 12, 2026, $52,631.58 of the outstanding commitment to Cooper's Hawk Intermediate Holding LLC was funded. The balance of the remaining unfunded commitment was $263,157.89 as of such date.

On January 14, 2026, $204,263.00 of the outstanding commitment to Galway Borrower LLC was funded. On February 7, 2026, the outstanding commitment to Galway Borrower LLC expired. The balance of the remaining unfunded commitment was $0 as of such date.

On January 23, 2026, $31,818.50 of the outstanding commitment to MRI Software LLC was funded. The balance of the remaining unfunded commitment was $477,277.50 as of such date.

On January 30, 2026, $30,186.37 was paid down on the Aptean Inc. facility. The balance of the remaining unfunded commitment was $407,516.01 as of such date.

On January 30, 2026, $36,165.40 was paid down on the Galway Borrower LLC facility. On February 6, 2026, $17,019.01 was paid down on the Galway Borrower LLC facility. The balance of the remaining unfunded commitment was $514,825.09 as of such date.

On February 12, 2026, $85,555.56 of the outstanding commitment to Vacation Rental Brands, LLC was funded. On February 19, 2026, $283,333.33 of the outstanding commitment to Vacation Rental Brands, LLC was funded. The balance of the remaining unfunded commitment was $3,242,222.22 as of such date.

On February 17, 2026, $175,186.06 of the outstanding commitment to Edition Holdings Inc was funded. The balance of the remaining unfunded commitment was $1,611,413.94 as of such date.

On February 24, 2026, $71,428.57 of the outstanding commitment to Deerfield Dakota Holding, LLC was funded. The balance of the remaining unfunded commitment was $785,714.28 as of such date.

Company Rule 10b5-1 Stock Repurchase Plan

From January 1, 2026 to February 25, 2026, the Company repurchased 61,796 shares of its common stock pursuant to the Extended Company Rule 10b5-1 Stock Repurchase Plan at an aggregate price of $750,392.

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

Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Stockholder transaction expenses (as a percentage of offering price):

Sales load	— %	(1)
Offering expenses	— %	(2)
Dividend reinvestment plan expenses	None	(3)

Total stockholder transaction expenses	— %
Estimated annual expenses (as a percentage of net assets attributable to common stock):
Base management fee	1.75%	(4)
Incentive fee payable under the Advisory Agreement (12.5% of net investment income)	3.00%	(5)
Interest payments on borrowed funds	9.93%	(6)
Other expenses	0.86%	(7)

Total annual expenses (estimated)	15.54%

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
(6)
Interest payments on borrowed funds represents an estimate of our annualized interest expense based on our total borrowings as of December 31, 2025. For the month ended December 31, 2025, the weighted average effective interest rate for total outstanding debt was 6.43%. We may borrow additional funds from time to time to make investments based on our Investment Advisor’s assessment of market conditions and other factors at the time of any proposed borrowing. We may also issue preferred stock, subject to our compliance with applicable requirements under the 1940 Act.
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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return	$125	$348	$539	$904

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

Directors

Name, Address and Age (1)	Position(s) held with Company	Term of Office and Length of Time Served	Principal Occupation(s) During the Past 5 Years	Other Public Directorships Held During the Past 5 years (2)
Independent Director
Christopher C. Nelson – 51	Director	Class II Director since November 2019; Term Expires 2026	Wealth Advisor at SeaCrest Wealth Management, a financial advisory firm, since May 2018.	Member of the Board of Trustees of Palmer Square Opportunistic Income Fund since February 2024 and Palmer Square Funds Trust since March 2024.
Megan L. Webber – 51	Director	Class I Director since November 2019; Term Expires 2028	Director of Investment Reporting at The Anschutz Corporation, a private holding company.	Member of the Board of Trustees of Palmer Square Opportunistic Income Fund since August 2014 and Palmer Square Funds Trust since March 2024.
James W. Neville Jr. – 61	Director	Class III Director since November 2019; Term Expires 2027	Proprietary trader and investor. Portfolio Manager at Great Plains Principal Trading, an asset management firm, from January 2012 through June 2019.	Member of the Board of Trustees of Palmer Square Opportunistic Income Fund since August 2014 and Palmer Square Funds Trust since March 2024.
Interested Director
Christopher D. Long – 50	Chief Executive Officer and Chairman	Class I Director since November 2019; Term Expires 2028	Chief Executive Officer of Palmer Square Capital Management LLC.	None.
Jeffrey D. Fox – 50	Chief Financial Officer and Director	Class III Director since November 2019; Term Expires 2027	President of Palmer Square Capital Management LLC since March 2020. Managing Director of Palmer Square Capital Management LLC from April 2013 to March 2020.	None

(1)
The business address of each of our directors is c/o Palmer Square Capital BDC Inc., 1900 Shawnee Mission Parkway, Suite 315, Mission Woods, Kansas 66205.
(2)
No director otherwise serves as a director of an investment company subject to the 1940 Act.

Executive Officers Who Are Not Directors

Information regarding our executive officers who do not serve on the Board is as follows:

Name, Address and Age(1)	Positions held with Company	Principal Occupation(s) During the Past 5 Years
Angie K. Long – 51	Chief Investment Officer

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

Matthew L. Bloomfield – 45	President

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

Scott A. Betz – 48	Chief Compliance Officer

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

Based solely on the Company’s review of Forms 3, 4 and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the year ended December 31, 2025, all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

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

Nomination of Directors

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board since the filing of our Proxy Statement for our 2025 Annual Meeting of Stockholders.

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

The following table shows information regarding the compensation earned by our directors for the year ended December 31, 2025. No compensation is paid by us to any interested director or executive officer of the Company.

Name	Aggregate Compensation from Palmer Square Capital BDC Inc. (1)	Pension or Retirement Benefits Accrued as Part of Our Expenses (2)	Total Compensation from Palmer Square Capital BDC Inc. Paid to Director (1)
Independent Directors
Megan L. Webber	$50,000	—	$50,000
James W. Neville Jr.	$50,000	—	$50,000
Christopher C. Nelson	$50,000	—	$50,000
Interested Directors
Christopher D. Long	$—	—	$—
Jeffrey D. Fox	$—	—	$—

(1)
For a description of the Independent Directors’ compensation, see above.
(2)
We do not have a profit-sharing or retirement plan, and directors do not receive any pension or retirement benefits.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows information as of February 25, 2026, unless otherwise indicated, regarding the beneficial ownership of our Common Stock by: (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) each director of the Company; (iii) each executive officer of the Company; and (iv) all directors and executive officers as a group. With respect to persons known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, the Company bases such knowledge on beneficial ownership filings made by the holders with the SEC and other information known to the Company.

The percentage ownership is based on 31,199,167 shares of our Common Stock issued and outstanding as of February 25, 2026. Unless otherwise indicated, all persons named as beneficial owners of our Common Stock have sole voting power and sole investment power with respect to the shares indicated as beneficially owned. None of the shares of Common Stock beneficially owned by our officers or directors has been pledged as security for an obligation. In addition, unless otherwise indicated, the address for each person named below is c/o Palmer Square Capital BDC Inc., Attention: Secretary, 1900 Shawnee Mission Parkway, Suite 315, Mission Woods, Kansas 66205.

Name and Address	Shares Owned (1)		Percentage of Common Stock Outstanding(2)
Christopher D. Long	102,137	(3)	*
Jeffrey D. Fox	14,006		*
Megan L. Webber	-		-
James W. Neville	-		-
Christopher C. Nelson	-		-
Angie K. Long	102,137	(3)	*
Scott A. Betz	7,129		*
Matthew L. Bloomfield	175,647		*
All directors and executive officers as a group (8 persons)	298,919
Caravel Holdings LLC (6)	3,983,290		12.77%
Excelsior Holdings D2 LLC (4)	3,730,065		11.96%
Alaris Master Fund, LP (5)	2,517,527		8.07%
Martin C. Bicknell (7)	2,954,715		9.47%

* Represents less than 1.0% of the issued and outstanding shares of our Common Stock as of the Record Date.

(1)
Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.
(2)
Based on a total of 31,199,167 shares of Common Stock issued and outstanding as of February 25, 2026.
(3)
Includes 37,215 shares of Common Stock indirectly held by the Angie K. Long Irrevocable Trust, 60,790 shares of Common Stock indirectly held by the Angie Long & Christopher Long Joint Trust, and 4,132 shares of Common Stock held in Uniform Transfer to Minors accounts for Mr. Long's and Ms. Long's children, in each case, for which Mr. Long and Ms. Long disclaim beneficial ownership except to the extent of his or her pecuniary interests therein.
(4)
As of February 25, 2026, Excelsior Holdings D2 LLC (“Excelsior”) owned 3,730,065 shares of our Common Stock. Excelsior Holdings D LLC, a Delaware limited liability company (“Holdings LLC”) is the managing member of Excelsior. As managing member of Excelsior, Holdings LLC exercises dispositive and voting power over the shares beneficially owned by Excelsior. The principal business address of each of Excelsior and Holdings LLC is 6000 France Ave. S., Suite 550, Minneapolis, Minnesota, 55435.
(5)
As of February 25, 2026, Alaris Master Fund LP owned 2,517,527 shares of our Common Stock. Alaris Capital, LLC is the general partner of Alaris Master Fund LP and may be deemed to be an indirect beneficial owner of the shares. The principal business address of each of Alaris Master Fund LP and Alaris Capital, LLC is 4900 Main Street, Suite 600, Kansas City, Missouri 64112.
(6)
Based on information provided in a Schedule 13G/A filed on April 8, 2024, Caravel Holdings LLC reported shared voting and dispositive power with respect to 3,983,290 shares of our Common Stock. The shares are owned directly by Caravel Holdings LLC, which is a wholly owned subsidiary of Seaboard Foods LLC, which is a wholly owned subsidiary of Seaboard Corporation. Seaboard Foods LLC and Seaboard Corporation may each be deemed to be an indirect beneficial owner of the shares. The principal business address of each of Caravel Holdings LLC, Seaboard Foods LLC and Seaboard Corporation is 9000 West 67th Street, Merriam, Kansas 66202.
(7)
As of February 25, 2026, Martin Christopher Bicknell beneficially owned 2,954,715 shares of our Common Stock. 1,562,897 shares are owned directly by 1248 Holdings, LLC and 1,391,818 shares are owned directly by BFFV19, LLC. Mr. Bicknell is the Elected Manager of each of the entities that collectively own all of the outstanding membership interests of BFFV19, LLC, and has sole voting and dispositive power over the shares owned by 1248 Holdings, LLC, and thus, Mr. Bicknell may be deemed to be an indirect beneficial owner of the shares owned by each of BFFV19, LLC and 1248 Holdings, LLC. The principal business address of each of BFFV19, LLC, 1248 Holdings, LLC and Mr. Bicknell is 4622 Pennsylvania Ave, Ste 600, Kansas City, MO 64112.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Investment Advisory Agreement

We have entered into the Advisory Agreement with our Investment Advisor pursuant to which we pay the Investment Advisor a base management fee and incentive fee in exchange for the Investment Advisor’s services sourcing, reviewing and structuring investment opportunities for us, underwriting and performing diligence on our investments and monitoring our investment portfolio on an ongoing basis. Our Board initially approved the Advisory Agreement at an in-person meeting in November 2019, and the Company entered into the Advisory Agreement in January 2020. Unless terminated earlier as described below, the Advisory Agreement will remain in effect from year to year if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our Independent Directors. At a meeting held on March 10, 2022, our Board approved an amended and restated Advisory Agreement, to be effective upon completion of the IPO. Our Board most recently determined to re-approve the Advisory Agreement for an additional one-year term ending January 13, 2027 at a meeting held on November 3, 2025. Messrs. Long, Fox, Bloomfield and Betz and Ms. Long, through their indirect financial interests in our Investment Advisor, have an indirect pecuniary interest in the investment advisory fees paid by us under the Advisory Agreement. Under the incentive fee structure, our adjusted net investment income for purposes thereof will be computed and paid on income that may include interest income that has been accrued but not yet received in cash. This fee structure may give rise to a conflict of interest for our Investment Advisor to the extent that it encourages the Investment Advisor to favor debt financings that provide for deferred interest, rather than current cash payments of interest. Additionally, in the Investment Advisor’s capacity as our valuation designee pursuant to Rule 2a-5 under the 1940 Act, we rely on investment professionals from the Investment Advisor in connection with the valuation of our portfolio investments. While the valuation for each portfolio investment that constitutes a material portion of our portfolio and that does not have a readily available market quotation will be reviewed by an independent valuation firm at least once annually, the ultimate determination of fair value will be made by our Investment Advisor (subject to the Board’s oversight) and not by such third-party valuation firm. The participation of the Investment Advisor’s investment professionals in our valuation process could result in a conflict of interest as the Investment Advisor’s management fee is based, in part, on the value of our total net assets. For the year ended December 31, 2025, the Investment Advisor earned a base management fee of $8.9 million, and earned an incentive fee of $7.6 million.

Administration Agreement

We have entered into the Administration Agreement with the Administrator pursuant to which the Administrator furnishes us with office facilities and equipment and provides us with clerical, bookkeeping, recordkeeping and other administrative services. Our Board approved the Administration Agreement in November 2019, and the Company entered into the Administration Agreement in January 2020. Our Board most recently determined to re-approve the Administration Agreement for an additional one-year term ending January 13, 2027 at a meeting held on November 3, 2025. Under the Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following aggregate fees by PricewaterhouseCoopers LLP (“PwC”), the Company’s independent registered accounting firm for the fiscal years ended December 31, 2025, 2024, and 2023, were billed to the Company for work attributable to audit, tax and other services provided to the Company for such fiscal year.

	Fiscal Year Ended December 31,
	2025	2024	2023
Audit Fees	$475,000	$479,069	$364,574
Audit-Related Fees	45,000	45,000	45,000
Tax Fees	79,725	51,550	44,000
All Other Fees	2,000	2,000	2,000
Total	$601,725	$577,619	$455,574

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that were provided by PwC for the fiscal years ended December 31, 2025, 2024, and 2023 in connection with statutory and regulatory filings.

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
10.3

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

10.5	Form of Trademark Licensing Agreement (Incorporated by reference to Exhibit 10.6 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56126) filed on January 16, 2020).
10.6	Dividend Reinvestment Plan (Incorporated by reference to Exhibit 10.8 to Registrant’s Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56126) filed on January 16, 2020).
10.7

Credit Agreement, dated February 18, 2020, by and among Palmer Square BDC Funding I LLC, as the borrower, Bank of America, N.A., as administrative agent and as lender, and BofA Securities, Inc., as sole lead arranger and sole book manager (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 814-01334) filed on February 20, 2020).

10.8

Sale and Contribution Agreement, dated February 18, 2020, by and between the Registrant, as the seller, and Palmer Square BDC Funding I LLC, as the purchaser (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K (File No. 814-01334) filed on February 20, 2020).

10.9

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

10.10

Loan Sale Agreement, dated December 18, 2020, by and between the Registrant, as the seller, and Palmer Square BDC Funding II LLC, as the purchaser (Incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K (File No. 000-56126) filed on March 12, 2021).

10.11

First Amendment to Credit Agreement, dated October 12, 2020, by and among Palmer Square BDC Funding I LLC, as the borrower, and Bank of America, N.A., as administrative agent and as lender (Incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K (File No. 000-56126) filed on March 11, 2022).

10.12

Second Amendment to Credit Agreement, dated September 29, 2021, by and among Palmer Square BDC Funding I LLC, as the borrower, and Bank of America, N.A., as administrative agent and as lender (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q (File No. 814-01334) filed on November 15, 2021).

10.13

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

10.14

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

10.15

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

10.16

Transfer Agency and Registrar Services Agreement by and between the Registrant and Equiniti Trust Company, LLC (Incorporated by reference to Exhibit (k)(1) to Registrant’s Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-274967) filed on November 20, 2023).

10.17

Amendment No. 4 to Credit Agreement, dated March 29, 2024, by and among Palmer Square BDC Funding I LLC, as the borrower, Bank of America, N.A., as administrative agent, BofA Securities, Inc., as sole lead arranger and sole book manager, and the lenders (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 814-01334) filed on April 4, 2024).

10.18

Note Purchase Agreement, dated as of May 23, 2024, by and among Palmer Square BDC CLO 1, Ltd., as Issuer, Palmer Square BDC CLO 1, LLC, as Co-Issuer, and BofA Securities, Inc., as Initial Purchaser (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 814-01334) filed on May 23, 2024).

10.19

Indenture, dated as of May 23, 2024, by and among Palmer Square BDC CLO 1, Ltd., as Issuer, Palmer Square BDC CLO 1, LLC, as Co-Issuer, and U.S. Bank Trust Company, National Association, as Trustee (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 814-01334) filed on May 23, 2024).

10.20

Collateral Management Agreement, dated as of May 23, 2024, by and between Palmer Square BDC CLO 1, Ltd., as Issuer, and Palmer Square Capital BDC Inc., as Collateral Manager (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 814-01334) filed on May 23, 2024).

10.21

Equity Distribution Agreement, dated March 3, 2025, by and among Palmer Square Capital BDC Inc., Palmer Square BDC Advisor LLC and RBC Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K (File No. 814-01334), filed on March 4, 2025).

10.22

Amendment No. 5 to Loan and Security Agreement, dated November 4, 2025, by and among Palmer Square BDC Funding II LLC, as the borrower, Palmer Square Capital BDC Inc., as the collateral manager and equityholder, Wells Fargo Bank, National Association, as administrative agent and as lender, U.S. Bank Trust Company, National Association, as collateral agent, and U.S. Bank National Association, as custodian (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 814-01334), filed on November 5, 2025).

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

Palmer Square Capital BDC Inc.

Dated: February 26, 2026	By:	/s/ Christopher D. Long
Christopher D. Long
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher D. Long	Chief Executive Officer and Chairman of the Board of Directors	February 26, 2026
Christopher D. Long	(Principal Executive Officer)

/s/ Jeffrey D. Fox	Chief Financial Officer and Director	February 26, 2026
Jeffrey D. Fox	(Principal Financial and Accounting Officer)

/s/ Megan L. Webber	Director	February 26, 2026
Megan L. Webber

/s/ James W. Neville Jr.	Director	February 26, 2026
James W. Neville Jr.

/s/ Christopher C. Nelson	Director	February 26, 2026
Christopher C. Nelson