Form 10-Q
period 2026-03-31
Palmer Square Capital BDC Inc.
filed 2026-05-06
CIK 1794776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 5, 2026, the registrant had 31,120,814 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Assets and Liabilities

	March 31, 2026	December 31, 2025
Assets:	(Unaudited)
Non-controlled, non-affiliated investments, at fair value (amortized cost of $1,283,151,468 and $1,294,556,070, respectively)	$1,154,636,534	$1,203,640,318
Cash and cash equivalents	1,489,202	3,217,449
Receivables:
Receivable for sales of investments	538,437	2,821,628
Receivable for paydowns of investments	169,510	233,930
Due from investment adviser	616,715	616,715
Dividend receivable	116,781	195,710
Interest receivable	8,495,169	8,608,563
Prepaid expenses and other assets	62,776	41,446
Total Assets	$1,166,125,124	$1,219,375,759

Liabilities:
Credit facilities (net of deferred financing costs of $4,624,358 and $5,030,068, respectively) (Note 6)	$400,443,711	$414,438,758
Notes (net of deferred financing costs of $1,575,047 and $1,609,420, respectively) (Note 6)	301,867,199	302,075,353
Payables:
Payable for investments purchased	33,566,779	20,366,967
Distributions payable	11,514,701	13,442,214
Management fee payable	1,932,898	2,129,141
Incentive fee payable	1,576,148	1,866,531
Accrued other general and administrative expenses	1,440,930	933,623
Total Liabilities	$752,342,366	$755,252,587

Commitments and contingencies (Note 9)

Net Assets:
Common Shares, $0.001 par value; 450,000,000 shares authorized; 31,120,814 and 31,260,963 as of March 31, 2026 and December 31, 2025, respectively issued and outstanding	$31,121	$31,261
Additional paid-in capital	592,054,437	593,643,044
Total distributable earnings (accumulated deficit)	(178,302,800)	(129,551,133)
Total Net Assets	$413,782,758	$464,123,172
Total Liabilities and Net Assets	$1,166,125,124	$1,219,375,759
Net Asset Value Per Common Share	$13.30	$14.85

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$25,098,926	$29,819,663
Dividend income	421,134	574,336
Payment-in-kind interest income	430,961	507,850
Other income	265,693	312,430
Total investment income from non-controlled, non-affiliated investments	26,216,714	31,214,279
Total Investment Income	26,216,714	31,214,279

Expenses:
Incentive fees	1,576,148	1,842,706
Interest expense	10,582,817	12,969,757
Management fees	1,932,888	2,333,675
Professional fees	313,603	312,732
Directors fees	36,986	36,987
Other general and administrative expenses	737,622	805,271
Total Expenses	15,180,064	18,301,128
Less: Management fee waiver (Note 3)	—	—
Net expenses	15,180,064	18,301,128
Net Investment Income (Loss)	11,036,650	12,913,151

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses):
Non-controlled, non-affiliated investments	(10,674,426)	(5,894,493)
Total net realized gains (losses)	(10,674,426)	(5,894,493)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(37,599,190)	(15,407,869)
Total net change in unrealized gains (losses)	(37,599,190)	(15,407,869)
Total realized and unrealized gains (losses)	(48,273,616)	(21,302,362)

Net Increase (Decrease) in Net Assets Resulting from Operations	$(37,236,966)	$(8,389,211)

Per Common Share Data:
Basic and diluted net increase (decrease) in net assets resulting from operations	$(1.19)	$(0.26)
Weighted Average Common Shares Outstanding - Basic and Diluted	31,187,746	32,602,053

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$11,036,650	$12,913,151
Net realized gains (losses) on investments and foreign currency transactions	(10,674,426)	(5,894,493)
Net change in unrealized gains (losses) on investments, foreign currency translations, and foreign currency exchange contracts	(37,599,190)	(15,407,869)
Net Increase (Decrease) in Net Assets Resulting from Operations	(37,236,966)	(8,389,211)

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(11,514,701)	(12,691,089)
Net Decrease in Net Assets Resulting from Stockholder Distributions	(11,514,701)	(12,691,089)

Increase (Decrease) in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	—	—
Shares issued in connection with dividend reinvestment plan (Note 7)	—	514,649
Repurchase of common shares	(1,588,747)	(1,472,064)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	(1,588,747)	(957,415)
Total Increase (Decrease) in Net Assets	(50,340,414)	(22,037,715)
Net Assets, Beginning of Period	464,123,172	537,844,969
Net Assets, End of Period	$413,782,758	$515,807,254

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(37,236,966)	$(8,389,211)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gains)/losses on investments	10,674,426	5,894,493
Net change in unrealized (gains)/losses on investments	37,599,190	15,407,869
Net accretion of discount on investments	(679,281)	(598,188)
Payment-in-kind interest and other income	(519,978)	(507,850)
Purchases of short-term investments	(107,667,662)	(127,649,840)
Purchases of portfolio investments	(109,362,638)	(104,323,107)
Proceeds from sale of short-term investments	139,020,040	140,223,941
Proceeds from sale of portfolio investments	79,939,687	144,369,364
Amortization of deferred financing cost	440,084	424,712
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in receivable for sales of investments	2,283,191	(6,363,093)
(Increase)/decrease in interest and dividends receivable	192,323	1,509,133
(Increase)/decrease in due from investment adviser	—	(214,725)
(Increase)/decrease in receivable for paydowns of investments	64,420	501,065
(Increase)/decrease in prepaid expenses and other assets	(21,330)	(30,014)
Increase/(decrease) in interest payable on credit facilities	1,106,715	(428,607)
Increase/(decrease) in payable for investments purchased	13,199,812	(12,631,927)
Increase/(decrease) in management fees payable	(196,243)	(80,123)
Increase/(decrease) in incentive fee payable	(290,383)	(306,426)
Increase/(decrease) in accrued other general and administrative expenses	507,307	(394,115)
Net cash provided by (used in) operating activities	29,052,714	46,413,351

Cash Flows from Financing Activities:
Borrowings on the credit facilities	—	26,600,000
Payments on the credit facilities	(15,750,000)	(56,300,000)
Borrowings on the notes	—	—
Payments of debt issuance costs	—	—
Distributions paid in cash	(13,442,214)	(15,649,925)
Purchase of common shares for dividend reinvestment plan	—	514,649
Repurchase of common shares	(1,588,747)	(1,472,064)
Net cash provided by (used in) financing activities	(30,780,961)	(46,307,340)
Net increase/(decrease) in cash and cash equivalents	(1,728,247)	106,011
Cash and cash equivalents, beginning of period	3,217,449	2,766,409
Cash and cash equivalents, end of period	$1,489,202	$2,872,420

Supplemental and Non-Cash Information:
Interest paid during the period	$9,476,102	$13,398,364
Distributions declared during the period	$11,514,701	$12,691,089
Distributions payable	$11,514,701	$12,691,089

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of March 31, 2026

(Unaudited)

Portfolio Company(3)	Investment	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Debt Investments
Aerospace and Defense
Arcline FM Holdings LLC (8)	First Lien Senior Secured Loan	6.45% (S + 2.75%)	6/24/2030	$2,977,538	$2,971,824	$2,985,815
Galileo Parent, Inc. (6)(8)	First Lien Senior Secured Loan	8.12% (S + 4.50%)	3/3/2033	4,300,000	4,235,783	4,223,417
Peraton Corp. (7)(8)	First Lien Senior Secured Loan	7.52% (S +CSA + 3.75%)	2/1/2028	8,570,840	8,573,488	7,335,225
Peraton Corp.	Second Lien Senior Secured Loan	11.52% (S +CSA + 7.75%)	2/1/2029	2,898,876	2,931,275	2,101,685
					18,712,370	16,646,142	4.0%
Auto Components
Autokiniton US Holdings, Inc. (6)(7)(8)	First Lien Senior Secured Loan	7.78% (S +CSA + 4.00%)	4/6/2028	9,840,302	9,839,528	9,739,439
First Brands Group, LLC (6)(8)(9)	First Lien Senior Secured Loan	10.78% (S + 7.11%)	3/30/2027	2,412,258	2,113,428	7,044
First Brands Group, LLC (6)(8)(9)	First Lien Senior Secured Loan	10.67% (S + 7.00%)	6/29/2026	6,730,297	6,472,339	25,642
First Brands Group, LLC (9)	Second Lien Senior Secured Loan	14.29% (S +CSA + 10.61%)	3/24/2028	3,260,445	2,994,948	3,635
RealTruck Group, Inc. (6)	First Lien Senior Secured Loan	7.68% (S +CSA + 3.75%)	1/31/2028	6,749,762	6,749,491	4,604,620
RealTruck Group, Inc.	First Lien Senior Secured Loan	8.93% (S +CSA + 5.00%)	1/31/2028	1,960,000	1,937,397	1,360,563
					30,107,131	15,740,943	3.8%
Automotive
Highline Aftermarket Acquisition, LLC (8)	First Lien Senior Secured Loan	7.17% (S + 3.50%)	2/13/2030	3,950,000	3,942,514	3,950,000
					3,942,514	3,950,000	1.0%
Building Products
LBM Acquisition, LLC (6)(7)(8)	First Lien Senior Secured Loan	7.52% (S +CSA + 3.75%)	6/6/2031	10,355,241	10,276,666	8,356,731
Park River Holdings, Inc. (8)	First Lien Senior Secured Loan	8.16% (S + 4.50%)	3/17/2031	3,000,000	2,958,946	2,939,265
Specialty Building Products Holdings, LLC (6)(7)(8)	First Lien Senior Secured Loan	7.52% (S +CSA + 3.75%)	10/5/2028	9,600,000	9,595,635	8,226,672
					22,831,247	19,522,668	4.7%
Chemicals
ARC Falcon I Inc. (6)(8)	First Lien Senior Secured Loan	7.27% (S +CSA + 3.50%)	9/30/2028	4,030,887	4,024,014	4,008,838
ARC Falcon I Inc. (8)	Second Lien Senior Secured Loan	10.77% (S +CSA + 7.00%)	9/24/2029	2,427,315	2,361,430	2,285,718
Aruba Investments, Inc. (6)(8)	First Lien Senior Secured Loan	7.77% (S +CSA + 4.00%)	11/24/2027	7,830,887	7,811,594	7,522,546
Aruba Investments, Inc. (6)(8)	Second Lien Senior Secured Loan	11.52% (S + 7.75%)	11/24/2028	3,350,000	3,328,821	3,033,844
B'laster Holdings, LLC (7)	First Lien Senior Secured Loan	8.42% (S + 4.75%)	10/25/2029	4,333,584	4,276,174	4,290,248
B'laster Holdings, LLC (7)	First Lien Senior Secured Loan	8.42% (S + 4.75%)	10/25/2029	1,612,917	1,600,807	1,596,788
B'laster Holdings, LLC (7)	First Lien Senior Secured Loan	8.43% (S + 4.75%)	10/25/2029	472,398	467,717	467,674
Fortis 333 Inc (8)	First Lien Senior Secured Loan	7.17% (S + 3.50%)	3/29/2032	2,977,500	2,971,747	2,901,812
Ineos Quattro Holdings UK Limited (4)(6)	First Lien Senior Secured Loan	8.02% (S +CSA + 4.25%)	4/2/2029	2,954,774	2,961,528	2,326,884
Ineos Quattro Holdings UK Limited (4)(8)	First Lien Senior Secured Loan	7.92% (S + 4.25%)	10/7/2031	3,960,000	3,971,662	2,823,975
Ineos US Finance LLC (4)(8)	First Lien Senior Secured Loan	6.67% (S + 3.00%)	2/7/2031	3,930,150	3,901,755	3,400,975
KOBE US Midco 2 Inc (18)	Corporate Bond	9.25% Cash/10.00% PIK	11/1/2026	2,424,935	2,422,176	1,885,387
Natgasoline LLC (7)(8)	First Lien Senior Secured Loan	9.17% (S + 5.50%)	3/25/2030	6,793,239	6,709,852	6,856,926
Rohm Holding GmbH (4)(6)(7)(8)	First Lien Senior Secured Loan	9.13% (S + 5.50% incl. 0.25bp PIK)	1/31/2029	10,570,207	10,472,832	9,708,735
SCIL IV LLC (4)(7)(8)	First Lien Senior Secured Loan	7.79% (S + 4.00%)	11/8/2032	6,982,500	6,955,914	6,965,079
Sparta US HoldCo LLC (8)	First Lien Senior Secured Loan	6.67% (S + 3.00%)	8/2/2030	997,396	997,396	997,929
Vibrantz Technologies, Inc. (6)(8)	First Lien Senior Secured Loan	8.05% (S +CSA + 4.25%)	4/30/2030	5,739,176	5,739,176	1,159,314
Vibrantz Technologies, Inc. (6)(8)	First Lien Senior Secured Loan	8.05% (S +CSA + 4.25%)	4/30/2030	3,444,370	3,444,370	2,118,287
					74,418,965	64,350,959	15.6%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of March 31, 2026

(Unaudited)

Portfolio Company(3)	Investment	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Commercial Services and Supplies
Allied Universal Holdco LLC (6)(8)	First Lien Senior Secured Loan	6.92% (S + 3.25%)	8/20/2032	$9,950,000	$9,940,005	$9,962,438
Anticimex Global AB (4)(8)	First Lien Senior Secured Loan	6.53% (S + 2.90%)	11/17/2031	2,893,438	2,893,438	2,901,583
Azuria Water Solutions, Inc. (8)	First Lien Senior Secured Loan	6.43% (S + 2.75%)	1/27/2033	2,647,059	2,639,559	2,624,559
Gategroup Fin Luxembourg SA (4)(8)	First Lien Senior Secured Loan	7.19% (S + 3.50%)	6/10/2032	2,985,000	2,972,584	2,992,463
Lido Purchaser, Inc. (7)	First Lien Senior Secured Loan	8.43% (S + 4.75% cash)/S + 5.25% incl.2.875 % PIK)	4/4/2033	7,777,778	7,772,222	7,772,222
Verifone Systems Inc (6)(8)	First Lien Senior Secured Loan	9.18% (S +CSA + 5.25%)	8/18/2028	9,192,421	9,101,492	8,679,944
					35,319,300	34,933,209	8.4%
Construction and Engineering
Congruex Group LLC (7)	First Lien Senior Secured Loan	10.35% (S + CSA + 6.50% incl. 5.00% PIK)	4/28/2029	6,672,689	6,594,115	4,545,836
Crown Subsea Communications Holding, Inc. (6)(8)	First Lien Senior Secured Loan	6.67% (S + 3.00%)	1/30/2031	9,375,425	9,348,714	9,416,442
Holding Socotec (4)(6)	First Lien Senior Secured Loan	6.38% (S + 2.75%)	6/2/2031	3,960,000	3,952,907	3,967,445
LSF12 Crown US Commercial Bidco LLC (6)(8)	First Lien Senior Secured Loan	6.67% (S + 3.00%)	12/2/2031	9,690,970	9,680,187	9,712,775
Michael Baker International, LLC (7)(8)	First Lien Senior Secured Loan	7.67% (S + 4.00%)	12/1/2028	8,957,918	8,933,194	8,974,714
Northstar Group Services, Inc. (7)(8)	First Lien Senior Secured Loan	8.42% (S + 4.75%)	5/31/2030	11,161,225	11,167,028	11,258,885
Pioneer AcquisitionCo LLC (8)	First Lien Senior Secured Loan	6.96% (S + 3.25%)	10/27/2032	2,500,000	2,494,369	2,515,113
Resilience Parent LLC	Second Lien Senior Secured Loan	8.88% (S + 5.25%)	2/27/2034	2,500,000	2,500,000	2,500,000
TMC Buyer, Inc. (6)(8)	First Lien Senior Secured Loan	8.42% (S + 4.75%)	10/25/2030	6,527,334	6,495,157	6,553,443
USIC Holdings, Inc. (7)	First Lien Senior Secured Loan	9.17% (S + 5.50%)	9/10/2031	2,497,386	2,478,201	2,466,169
USIC Holdings, Inc. (7)(16)	First Lien Senior Secured Delayed Draw Loan	9.17% (S + 5.50%)	9/10/2031	102,126	102,126	100,273
USIC Holdings, Inc. (7)(17)	First Lien Senior Secured Revolving Loan	8.93% (S + 5.25%)	9/10/2031	279,569	279,569	275,546
					64,025,567	62,286,641	15.1%
Construction Materials
Smyrna Ready Mix Concrete (8)(18)	Corporate Bond	6.00%	11/1/2028	3,000,000	3,000,000	2,988,750
					3,000,000	2,988,750	0.7%
Containers and Packaging
Ahlstrom Holding 3 OY (4)(6)(8)	First Lien Senior Secured Loan	8.21% (S +CSA + 4.25%)	5/23/2030	6,947,631	6,855,062	6,894,065
Kleopatra Finco S.a.r.l (4)(8)	First Lien Senior Secured Loan	10.67% (S + 6.00% cash)/S + 7% incl. 5.00% PIK)	1/30/2031	1,302,739	1,302,739	1,064,585
Pretium PKG Holdings, Inc.	First Lien Senior Secured Loan	8.92% (S + 5.25%)	3/3/2031	2,528,666	2,528,666	2,525,101
Pretium PKG Holdings, Inc. (6)(7)	First Lien Senior Secured Loan	9.42% (S + 5.75% cash)/S + 6% incl. 120bp PIK)	3/1/2032	2,274,312	2,274,312	1,931,266
Tank Holding Corp.	First Lien Senior Secured Loan	9.52% (S +CSA + 5.75%)	3/31/2028	2,430,556	2,405,410	2,182,955
Tank Holding Corp.	First Lien Senior Secured Loan	9.77% (S +CSA + 6.00%)	3/31/2028	2,037,000	2,016,901	1,833,942
Tank Holding Corp.	First Lien Senior Secured Delayed Draw Loan	9.77% (S +CSA + 6.00%)	3/31/2028	883,043	874,671	795,016
Tosca Services, LLC (8)	First Lien Senior Secured Loan	9.17% (S + 5.50%)	11/30/2028	1,372,991	1,372,991	1,392,048
Tosca Services, LLC (6)	First Lien Senior Secured Loan	8.05% (S +CSA + 4.25%)	11/30/2028	8,156,078	8,084,889	7,605,543
					27,715,641	26,224,521	6.3%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of March 31, 2026

(Unaudited)

Portfolio Company(3)	Investment	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Diversified Consumer Services
Cengage Learning , Inc. (6)(8)	First Lien Senior Secured Loan	6.67% (S + 3.00%)	3/24/2031	$5,910,300	$5,878,330	$5,801,935
Radar Bidco SARL (4)(8)	First Lien Senior Secured Loan	6.41% (S + 2.75%)	4/4/2031	1,995,000	1,995,000	1,990,013
					7,873,330	7,791,948	1.9%
Diversified Financial Services
Deerfield Dakota Holding, LLC (7)	First Lien Senior Secured Loan	9.45% (S + 5.75% incl. 2.75% PIK)	9/13/2032	9,258,283	9,258,283	9,002,754
Deerfield Dakota Holding, LLC (7)(12)	First Lien Senior Secured Revolving Loan	8.93% (S + 5.25%)	9/13/2032	171,429	171,429	162,257
Edelman Financial Engines Center, LLC, The (8)	Second Lien Senior Secured Loan	8.92% (S + 5.25%)	10/20/2028	2,500,000	2,497,135	2,481,875
GC Ferry Acquisition Inc (6)(8)	First Lien Senior Secured Loan	7.20% (S + 3.50%)	8/16/2032	7,668,281	7,564,238	7,556,022
IMC Financing LLC (8)	First Lien Senior Secured Loan	6.67% (S + 3.50%)	6/2/2032	1,985,000	1,976,690	1,994,925
Kestra Advisor Services Holdings A Inc (8)	First Lien Senior Secured Loan	6.67% (S + 3.00%)	3/24/2031	1,268,577	1,268,577	1,261,270
Minotaur Acquisition, Inc. (7)	First Lien Senior Secured Loan	8.67% (S + 5.00%)	5/10/2030	6,852,103	6,852,103	6,748,294
Minotaur Acquisition, Inc.	First Lien Senior Secured Delayed Draw Loan	8.67% (S + 5.00%)	5/10/2030	1,101,336	1,101,336	1,086,193
Minotaur Acquisition, Inc.	First Lien Senior Secured Delayed Draw Loan	8.67% (S + 5.00%)	5/10/2030	1,162,791	1,162,791	1,146,802
Nexus Buyer LLC (6)(8)	First Lien Senior Secured Loan	7.17% (S + 3.50%)	7/31/2031	9,850,562	9,669,397	9,499,636
Nexus Buyer LLC	First Lien Senior Secured Loan	9.42% (S + 5.75%)	1/30/2032	6,000,000	5,943,875	5,835,000
Osaic Holdings, Inc (8)	First Lien Senior Secured Loan	6.20% (S + 2.50%)	7/30/2032	3,000,000	2,993,426	2,949,570
Plano Holdco, Inc. (8)	First Lien Senior Secured Loan	7.20% (S + 3.50%)	10/2/2031	4,950,000	4,930,511	4,009,500
Tegra118 Wealth Solutions Inc (6)(8)	First Lien Senior Secured Loan	7.67% (S + 4.00%)	1/27/2033	3,400,000	3,367,192	3,334,839
Transnetwork LLC (7)	First Lien Senior Secured Loan	8.45% (S + 4.75%)	12/29/2030	5,083,000	5,020,495	4,650,945
					63,777,478	61,719,882	14.9%
Diversified Telecommunication Services
Altice Financing S.A. (4)(18)	Corporate Bond	5.00%	1/15/2028	3,000,000	2,808,934	2,103,750
Iridium Satellite LLC (4)(8)	First Lien Senior Secured Loan	5.92% (S + 2.25%)	9/20/2030	2,500,000	2,426,489	2,451,050
Zayo Group Holdings, Inc. (6)(8)	First Lien Senior Secured Loan	7.28% (S + CSA + 3.50% incl. 0.50% PIK)	3/11/2030	8,841,911	8,756,132	8,697,743
					13,991,555	13,252,543	3.2%
Electrical Equipment
Nvent Electric Public Limited Company (8)	First Lien Senior Secured Loan	6.67% (S + 3.00%)	1/30/2032	1,990,000	1,982,075	1,991,244
Watlow Electric Manufacturing Company (8)	First Lien Senior Secured Loan	6.67% (S + 3.00%)	3/2/2028	3,716,566	3,716,665	3,724,706
					5,698,740	5,715,950	1.4%
Electronic Equipment, Instruments and Components
Creation Technologies Inc. (4)(7)(8)	First Lien Senior Secured Loan	9.41% (S +CSA + 5.50%)	10/5/2028	8,741,071	8,617,344	8,620,882
Dwyer Instruments, LLC (7)	First Lien Senior Secured Loan	8.45% (S + 4.75%)	7/21/2029	8,205,983	8,205,983	8,113,665
Dwyer Instruments, LLC (7)	First Lien Senior Secured Delayed Draw Loan	8.43% (S + 4.75%)	7/23/2029	489,749	489,749	484,240
Dwyer Instruments, LLC (7)(13)	First Lien Senior Secured Revolving Loan	8.40% (S + 4.75%)	7/20/2029	532,722	524,162	519,245
Infinite Bidco, LLC (6)(8)	Second Lien Senior Secured Loan	10.93% (S +CSA + 7.00%)	2/24/2029	2,729,999	2,728,512	2,524,402
Infinite Bidco, LLC (6)(8)	First Lien Senior Secured Loan	7.68% (S +CSA + 3.75%)	3/2/2028	6,201,602	6,185,791	5,905,104
Infinite Bidco, LLC	First Lien Senior Secured Loan	9.91% (S + 6.25%)	3/2/2028	2,902,500	2,901,247	2,815,425
TCP Sunbelt Acquisition Co. (6)(8)	First Lien Senior Secured Loan	7.92% (S + 4.25%)	10/16/2031	9,875,000	9,849,645	9,893,516
					39,502,433	38,876,479	9.4%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of March 31, 2026

(Unaudited)

Portfolio Company(3)	Investment	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Energy Equipment and Services
Astro Acquisition, LLC (8)	First Lien Senior Secured Loan	6.95% (S + 3.25%)	8/16/2032	$3,990,000	$3,981,764	$4,013,282
Star Holding LLC (6)(8)	First Lien Senior Secured Loan	8.17% (S + 4.50%)	7/31/2031	6,917,330	6,896,082	6,846,427
					10,877,846	10,859,709	2.6%
Entertainment
International Entertainment JJCo 3 Limited (4)(8)	First Lien Senior Secured Loan	6.67% (S + 3.00%)	4/30/2032	2,977,556	2,964,874	2,979,417
OakEagle AcquireCo Inc (6)(8)	First Lien Senior Secured Loan	7.21% (S + 3.50%)	3/24/2033	5,000,000	4,925,000	4,975,000
					7,889,874	7,954,417	1.9%
Food Products
Aspire Bakeries Holdings LLC (6)(8)	First Lien Senior Secured Loan	6.67% (S + 3.00%)	12/23/2030	10,503,900	10,501,565	10,530,160
B&G Foods Inc (4)(6)	First Lien Senior Secured Loan	7.17% (S + 3.50%)	10/10/2029	2,468,672	2,302,179	2,319,008
Frozen Bakery Acquisition LLC (7)	First Lien Senior Secured Loan	8.40% (S + 4.75%)	7/9/2029	6,418,750	6,375,593	6,338,516
Solina Group Services SAS (4)(8)	First Lien Senior Secured Loan	6.92% (S + 3.25%)	3/12/2029	1,980,000	1,980,000	1,993,207
					21,159,337	21,180,891	5.1%
Ground Transportation
PODS, LLC (8)	First Lien Senior Secured Loan	6.78% (S + 3.00%)	3/31/2028	1,994,778	1,982,358	1,987,118
					1,982,358	1,987,118	0.5%
Healthcare Equipment and Supplies
Hologic Inc (8)	First Lien Senior Secured Loan	8.68% (S + 5.00%)	1/14/2033	6,000,000	5,940,000	6,000,000
Lifescan Global Corporation (6)	First Lien Senior Secured Loan	9.17% (S + 5.50%)	12/8/2030	2,126,956	2,126,956	2,131,390
NSM Top Holdings Corp (6)(8)	First Lien Senior Secured Loan	8.05% (S +CSA + 4.25%)	5/14/2029	6,757,664	6,742,480	6,791,452
					14,809,436	14,922,842	3.6%
Healthcare Providers and Services
AccentCare, Inc. (6)(8)	First Lien Senior Secured Loan	7.66% (S + 4.00%)	9/20/2028	5,776,565	5,777,517	5,068,936
Athletico Management, LLC (6)	First Lien Senior Secured Loan	8.07% (S +CSA + 4.25%)	2/2/2029	6,954,063	6,940,297	3,601,335
Aveanna Healthcare LLC (4)(6)(8)	First Lien Senior Secured Loan	7.42% (S + 3.75%)	9/10/2032	9,561,950	9,548,554	9,568,548
Gainwell Acquisition Corp. (6)(8)	First Lien Senior Secured Loan	7.80% (S +CSA + 4.00%)	10/1/2027	8,583,957	8,528,884	8,351,503
Gainwell Acquisition Corp.	Second Lien Senior Secured Loan	11.75% (S +CSA + 8.00%)	10/2/2028	3,000,000	2,976,601	2,820,000
Gainwell Acquisition Corp.	Second Lien Senior Secured Loan	11.75% (S +CSA + 8.00%)	10/2/2028	2,400,000	2,312,837	2,256,000
Global Medical Response, Inc. (6)	First Lien Senior Secured Loan	7.17% (S + 3.50%)	10/1/2032	9,014,347	9,014,347	8,997,445
HAH Group Holding Company LLC (6)(8)	First Lien Senior Secured Loan	8.67% (S + 5.00%)	9/24/2031	10,084,952	9,983,932	8,666,755
Inception Finco S.a r.l. (4)(7)	First Lien Senior Secured Loan	6.95% (S + 3.25%)	4/18/2031	3,940,200	3,924,639	3,971,387
Medical Solutions Holdings, Inc. (6)(7)(8)	First Lien Senior Secured Loan	7.27% (S +CSA + 3.50%)	11/1/2028	9,720,716	8,807,165	6,998,916
NAPA Management Services Corporation (6)(8)	First Lien Senior Secured Loan	9.02% (S +CSA + 5.25%)	2/23/2029	9,636,691	9,544,983	6,080,174
National Mentor Holdings, Inc. (6)(8)	First Lien Senior Secured Loan	9.67% (S + 6.00%)	12/5/2030	11,000,000	10,810,837	10,966,615
National Mentor Holdings, Inc. (8)(18)	Corporate Bond	10.50%	12/15/2030	700,000	687,399	719,250
New WPCC Parent, LLC (6)	First Lien Senior Secured Loan	13.17% (S + 9.50% cash)/S + 11.50% incl. 8.00% PIK)	5/9/2030	974,532	974,532	967,633
Outcomes Group Holdings, Inc. (8)	First Lien Senior Secured Loan	6.67% (S + 3.00%)	5/6/2031	2,947,781	2,938,158	2,951,937
Radiology Partners Inc (6)(8)	First Lien Senior Secured Loan	8.20% (S + 4.50%)	6/25/2032	7,960,000	7,888,140	7,856,241
Recovery Solutions Parent, LLC	First Lien Senior Secured Loan	11.20% (S + 7.50/S + 8.50% incl. 5.00% PIK)	1/28/2030	2,360,541	2,360,541	2,362,512
U.S. Renal Care, Inc. (6)(7)(8)	First Lien Senior Secured Loan	8.78% (S +CSA + 5.00%)	6/20/2028	7,659,730	7,612,119	7,234,461
US Fertility Enterprises, LLC (6)(8)	First Lien Senior Secured Loan	7.17% (S + 3.50%)	12/10/2032	4,342,105	4,321,613	4,340,555
					114,953,095	103,780,203	25.1%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of March 31, 2026

(Unaudited)

Portfolio Company(3)	Investment	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Healthcare Technology
Cotiviti, Inc. (6)(8)	First Lien Senior Secured Loan	7.63% (S + 7.63%)	5/1/2031	$5,000,000	$4,930,485	$4,675,000
Ensemble RCM LLC (6)(8)	First Lien Senior Secured Loan	6.66% (S + 3.00%)	1/28/2033	7,000,000	6,993,038	6,932,905
Raven Acquisition Holdings LLC (8)	First Lien Senior Secured Loan	6.67% (S + 3.00%)	11/19/2031	2,778,483	2,784,781	2,725,547
Zelis Payments Buyer Inc (8)	First Lien Senior Secured Loan	6.92% (S + 3.25%)	11/26/2031	1,994,949	1,983,219	1,935,350
					16,691,523	16,268,802	3.9%
Hotels, Restaurants and Leisure
888 Holdings PLC (4)	First Lien Senior Secured Loan	9.05% (S +CSA + 5.25%)	7/8/2028	5,866,520	5,783,102	5,488,335
Bulldog Purchaser Inc (6)	First Lien Senior Secured Loan	6.91% (S + 3.25%)	2/7/2033	2,000,000	1,990,411	1,999,250
Jack Ohio Finance LLC (7)	First Lien Senior Secured Loan	7.67% (S + 4.00%)	1/28/2032	6,930,000	6,919,022	6,860,700
Ontario Gaming GTA Limited Partnership (4)(6)(8)	First Lien Senior Secured Loan	7.95% (S + 4.25%)	8/1/2030	8,237,149	8,237,491	7,739,254
					22,930,026	22,087,539	5.3%
Household Durables
HP PHRG BORROWER, LLC (6)(8)	First Lien Senior Secured Loan	7.70% (S + 4.00%)	2/20/2032	9,925,000	9,836,656	9,850,563
Hunter Douglas Inc (8)	First Lien Senior Secured Loan	6.70% (S + 3.00%)	1/16/2032	3,959,925	3,958,348	3,947,966
					13,795,004	13,798,529	3.3%
Household Products
Lavender Dutch BorrowerCo BV (4)(6)(8)	First Lien Senior Secured Loan	6.95% (S + 3.25%)	12/2/2032	2,992,500	2,986,763	2,955,094
EFS Cogen Holdings I, LLC (6)(7)(8)	First Lien Senior Secured Loan	6.70% (S + 3.00%)	10/3/2031	6,205,971	6,210,840	6,225,861
Hunterstown Generation, LLC (8)	First Lien Senior Secured Loan	8.75% (S + 3.00%)	11/6/2031	2,749,863	2,741,639	2,755,596
					11,939,242	11,936,551	2.9%
Industrial Conglomerates
Gloves Buyer Inc (6)(8)	First Lien Senior Secured Loan	7.67% (S + 4.00%)	5/21/2032	7,980,000	7,944,569	7,967,033
					7,944,569	7,967,033	1.9%
Insurance
Acrisure, LLC (8)	First Lien Senior Secured Loan	6.67% (S + 3.00%)	11/6/2030	3,940,125	3,933,773	3,824,876
Acrisure, LLC (6)	First Lien Senior Secured Loan	6.92% (S + 3.25%)	6/21/2032	4,974,937	4,992,373	4,828,799
Asurion, LLC (6)(8)	Second Lien Senior Secured Loan	9.03% (S +CSA + 5.25%)	1/19/2029	3,532,710	3,493,443	3,515,365
Galway Borrower LLC (7)(14)	First Lien Senior Secured Revolving Loan	8.20% (S + 4.50%)	9/29/2028	212,738	210,312	205,352
Galway Borrower LLC (7)	First Lien Senior Secured Delayed Draw Loan	8.17% (S + 4.50%)	9/29/2028	1,107,268	1,101,277	1,072,629
Hyperion Refinance S.a.r.l. (4)(8)	First Lien Senior Secured Loan	6.42% (S + 2.75%)	4/18/2030	1,979,771	1,979,771	1,935,226
IMA Financial Group, Inc. (7)	First Lien Senior Secured Loan	6.67% (S + 3.00%)	11/1/2028	4,802,335	4,794,056	4,766,318
Jones DesLauriers Insurance Management Inc (4)(8)	First Lien Senior Secured Loan	6.66% (S + 3.00%)	2/2/2033	2,000,000	1,995,731	1,949,380
OneDigital Borrower LLC (8)	Second Lien Senior Secured Loan	8.92% (S + 5.25%)	7/2/2032	5,000,000	4,981,485	4,900,000
Patriot Growth Insurance Services, LLC (7)	First Lien Senior Secured Loan	8.85% (S +CSA + 5.00%)	10/16/2028	1,979,498	1,972,000	1,969,601
Patriot Growth Insurance Services, LLC (7)	First Lien Senior Secured Loan	8.85% (S +CSA + 5.00%)	10/16/2028	4,948,532	4,905,164	4,923,789
					34,359,385	33,891,335	8.2%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of March 31, 2026

(Unaudited)

Portfolio Company(3)	Investment	Interest Rate	Maturity Date	Principal / Par		Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Interactive Media Services
Bending Spoons Operations Spa (4)(7)	First Lien Senior Secured Loan	9.54% (S + 5.88%)	3/7/2031	$4,750,000		$4,667,361	$4,364,063
Bending Spoons Operations Spa (4)(8)	First Lien Senior Secured Loan	9.54% (S + 5.88%)	3/7/2031	2,000,000		1,923,575	1,833,750
Stepstone Group MidCo 2 GmbH, The (4)(6)(8)	First Lien Senior Secured Loan	8.20% (S + 4.50%)	12/4/2031	9,925,000		9,850,891	8,734,000
					-	16,441,827	14,931,813	3.6%
IT Services
Connectwise LLC (6)	First Lien Senior Secured Loan	7.46% (S +CSA + 3.50%)	9/29/2028	5,693,424		5,690,829	5,271,143
Corelogic, Inc. (6)(8)	First Lien Senior Secured Loan	7.28% (S +CSA + 3.50%)	6/2/2028	9,593,964		9,559,145	9,198,261
Delta Topco, Inc. (6)	Second Lien Senior Secured Loan	8.92% (S + 5.25%)	12/24/2030	4,500,000		4,484,296	3,974,985
Delta Topco, Inc. (6)	First Lien Senior Secured Loan	6.42% (S + 2.75%)	11/30/2029	4,838,251		4,832,055	4,691,217
Everest SubBidCo (4)(7)(8)	First Lien Senior Secured Loan	8.15% (S + 4.50%)	12/8/2031	2,626,916		2,605,211	2,482,435
Everest SubBidCo (4)(7)(8)	First Lien Senior Secured Loan	8.15% (S + 4.50%)	12/8/2031	5,273,583		5,229,713	4,983,536
Flash Charm, Inc.	Second Lien Senior Secured Loan	10.56% (S +CSA + 6.75%)	3/2/2029	3,353,659		3,363,037	2,345,465
Flash Charm, Inc. (6)(8)	First Lien Senior Secured Loan	7.16% (S + 3.50%)	3/2/2028	9,504,860		9,494,910	7,577,750
Idemia Group S.A.S. (4)(6)(8)	First Lien Senior Secured Loan	7.95% (S + 4.25%)	9/30/2028	6,860,000		6,873,838	6,817,125
LogMeIn, Inc. (6)	First Lien Senior Secured Loan	8.57% (S +CSA + 4.75%)	4/28/2028	4,058,393		4,041,081	3,346,916
LogMeIn, Inc. (6)	First Lien Senior Secured Loan	8.57% (S +CSA + 4.75%)	4/28/2028	4,058,393		4,039,543	1,240,894
Logrhythm, Inc. (7)	First Lien Senior Secured Loan	11.17% (S + 7.50%)	7/2/2029	6,363,636		6,363,636	5,016,136
Micro Holding Corp. (6)(8)	First Lien Senior Secured Loan	7.92% (S + 4.25%)	5/3/2028	5,710,484		5,615,154	4,925,292
Micro Holding Corp. (6)(8)	First Lien Senior Secured Loan	7.92% (S + 4.25%)	12/31/2031	3,865,400		3,798,194	2,594,650
Precisely Software Incorporated (6)(8)	First Lien Senior Secured Loan	7.93% (S + 4.00%)	4/24/2028	10,526,982		10,516,200	8,184,729
PVKG Investment Holdings Inc. (6)(7)	First Lien Senior Secured Loan	9.41% (S + 5.75%)	6/4/2030	1,737,165		1,709,284	868,582
Red Planet Borrower LLC (6)(8)	First Lien Senior Secured Loan	7.67% (S + 4.00%)	9/8/2032	12,967,500		12,845,930	12,711,392
Redstone Holdco 2 LP (6)(7)	First Lien Senior Secured Loan	9.17% (S + 5.50%)	12/31/2030	2,446,129		2,446,129	947,875
Redstone Holdco 2 LP (6)(7)	First Lien Senior Secured Loan	8.92% (S + 5.25%)	12/31/2030	635,994		635,994	503,494
Rithum Holdings Inc (6)(8)	First Lien Senior Secured Loan	8.45% (S + 4.75%)	7/21/2032	4,975,000		4,882,212	4,744,906
Sitel Group (4)	First Lien Senior Secured Loan	7.71% (S +CSA + 3.75%)	8/28/2028	2,946,015		2,475,975	1,333,072
Vision Solutions, Inc. (8)	Second Lien Senior Secured Loan	11.18% (S +CSA + 7.25%)	4/23/2029	5,500,000		5,455,570	3,942,813
						116,957,936	97,702,668	23.6%
Machinery
Aramsco, Inc. (7)	First Lien Senior Secured Loan	8.45% (S + 4.75%)	10/10/2030	5,935,657		5,879,932	4,111,214
CPM Holdings, Inc. (6)(8)	First Lien Senior Secured Loan	8.17% (S + 4.50%)	9/27/2028	7,868,875		7,838,085	7,884,337
PT Intermediate Holdings III, LLC (7)	First Lien Senior Secured Loan	8.45% (S + 5.00% incl. 1.75% PIK)	4/9/2030	10,114,373		10,072,557	10,087,628
						23,790,574	22,083,179	5.3%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of March 31, 2026

(Unaudited)

Portfolio Company(3)	Investment	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Media
Century De Buyer LLC (8)	First Lien Senior Secured Loan	6.67% (S + 3.00%)	10/30/2030	$1,970,150	$1,957,050	$1,921,310
Directv Financing LLC (8)	First Lien Senior Secured Loan	9.18% (S +CSA + 5.25%)	8/2/2029	2,765,896	2,760,215	2,777,208
Summer BC Holdco B LLC (4)(6)(7)(8)	First Lien Senior Secured Loan	8.96% (S +CSA + 5.00%)	2/12/2029	11,645,378	11,594,274	10,003,380
The E.W. Scripps Company (4)(6)	First Lien Senior Secured Loan	9.54% (S +CSA + 5.75%)	6/30/2028	3,001,441	2,849,918	3,028,334
					19,161,457	17,730,232	4.3%
Metals and Mining
American Rock Salt Company LLC	Second Lien Senior Secured Loan	11.03% (S +CSA + 7.25%)	6/4/2029	2,750,000	2,764,040	2,131,250
American Rock Salt Company LLC (6)	First Lien Senior Secured Loan	7.78% (S +CSA + 4.00%)	6/9/2028	5,719,786	5,719,786	5,213,965
American Rock Salt Company LLC (6)	First Lien Senior Secured Loan	10.78% (S +CSA + 7.00%)	6/9/2028	1,145,799	1,101,510	1,152,605
Grinding Media Inc. (Molycop Ltd.) (7)(8)	First Lien Senior Secured Loan	7.17% (S + 3.50%)	10/12/2028	8,912,642	8,894,932	8,929,353
Tega MC Australia Holdings Pty Ltd (4)(7)(8)	First Lien Senior Secured Loan	7.22% (S + 3.50%)	3/25/2033	4,000,000	3,960,000	3,980,000
					22,440,268	21,407,173	5.2%
Oil, Gas & Consumable Fuels
Crescent Midstream Operating LLC (8)	First Lien Senior Secured Loan	7.41% (S + 3.75%)	2/14/2033	1,000,000	995,197	1,004,580
					995,197	1,004,580	0.2%

Pharmaceuticals
Curium BidCo S.a.r.l (4)(8)	First Lien Senior Secured Loan	6.70% (S + 3.00%)	8/6/2031	1,994,987	1,994,987	1,993,741
Padagis, LLC (6)(8)	First Lien Senior Secured Loan	8.66% (S +CSA + 4.75%)	7/6/2028	8,983,493	8,936,027	8,287,273
					10,931,014	10,281,014	2.5%
Professional Services
Ankura Consulting Group, LLC (6)	First Lien Senior Secured Loan	7.17% (S + 3.50%)	12/17/2031	7,293,477	7,283,923	6,983,504
BarBri Holdings, Inc (7)	First Lien Senior Secured Loan	8.44% (S + 5.00%)	4/30/2030	7,159,375	7,159,375	7,123,578
Calabrio, Inc. (8)	First Lien Senior Secured Loan	7.67% (S + 4.00%)	11/26/2032	2,425,000	2,308,582	1,924,844
Castle US Holding Corporation (7)	First Lien Senior Secured Loan	9.67% (S + 6.00% incl. 1.00% PIK)	4/29/2030	1,067,983	1,024,870	1,067,716
Castle US Holding Corporation (7)	First Lien Senior Secured Loan	8.18% (S +CSA + 4.25%)	5/31/2030	1,744,901	1,744,901	783,024
Castle US Holding Corporation (6)(7)	First Lien Senior Secured Loan	8.43% (S +CSA + 4.50%)	5/31/2030	5,335,454	5,335,454	2,380,946
Edition Holdings Inc (7)	First Lien Senior Secured Loan	8.17% (S + 4.50%)	12/20/2032	7,718,626	7,693,099	7,706,964
EP Purchaser, LLC (6)(8)	First Lien Senior Secured Loan	8.29% (S +CSA + 4.50%)	11/6/2028	8,684,989	8,654,011	5,531,252
Genuine Financial Holdings LLC (6)(8)	First Lien Senior Secured Loan	6.92% (S + 3.25%)	9/27/2030	10,255,027	10,215,575	8,852,652
Inmar, Inc. (6)(7)(8)	First Lien Senior Secured Loan	8.18% (S + 4.50%)	10/30/2031	9,583,465	9,518,438	9,230,123
IVC Acquisition, Ltd. (4)(6)(8)	First Lien Senior Secured Loan	7.45% (S + 3.75%)	12/12/2028	7,464,642	7,411,294	7,437,583
Mermaid Bidco Inc (6)(8)	First Lien Senior Secured Loan	6.91% (S + 3.25%)	7/3/2031	4,465,995	4,456,232	4,382,258
NewFold Digital Holdings Gr (6)(8)	First Lien Senior Secured Loan	7.16% (S +CSA + 3.50%)	4/30/2029	2,917,152	2,917,152	2,150,350
NewFold Digital Holdings Gr (6)(8)	First Lien Senior Secured Loan	7.27% (S + 3.60%)	4/30/2029	599,712	599,712	197,905
Ryan, LLC (7)(8)	First Lien Senior Secured Loan	7.17% (S + 3.50%)	11/5/2032	8,321,546	8,228,234	8,082,301
Thryv, Inc. (6)	First Lien Senior Secured Loan	10.42% (S + 6.75%)	5/1/2029	5,400,000	5,362,267	5,329,800
Xplor T1, LLC (7)	First Lien Senior Secured Loan	7.17% (S + 3.50%)	12/1/2032	7,141,613	7,115,979	6,659,554
					97,029,098	85,824,354	20.7%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of March 31, 2026

(Unaudited)

Portfolio Company(3)	Investment	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Real Estate Management and Development
RealPage, Inc. (6)	First Lien Senior Secured Loan	7.45% (S + 3.75%)	4/24/2028	$5,940,000	$5,921,831	$5,784,847
Vacation Rental Brands, LLC (7)	First Lien Senior Secured Loan	8.92% (S + 5.25%)	5/6/2032	661,008	661,008	654,398
Vacation Rental Brands, LLC (7)	First Lien Senior Secured Loan	8.95% (S + 5.25%)	5/6/2032	1,381,944	1,381,944	1,338,637
					7,964,783	7,777,882	1.9%
Restaurants
Cooper's Hawk Intermediate Holding LLC (7)	First Lien Senior Secured Loan	9.17% (S + 5.50%)	7/29/2031	4,252,500	4,252,500	4,261,621
					4,252,500	4,261,621	1.0%
Road and Rail
Carriage Purchaser, Inc. (7)(8)	First Lien Senior Secured Loan	7.17% (S + 3.50%)	9/25/2028	8,683,933	8,686,943	8,656,795
					8,686,943	8,656,795	2.1%
Software
Aptean Inc. (7)	First Lien Senior Secured Loan	8.42% (S + 4.75%)	1/30/2031	6,625,350	6,593,321	6,426,589
Aptean Inc. (7)(11)	First Lien Senior Secured Revolving Loan	8.42% (S + 3.75%)	1/30/2031	120,745	117,730	104,898
Barracuda Networks, Inc. (6)(8)	First Lien Senior Secured Loan	8.17% (S + 4.50%)	8/15/2029	10,188,068	10,030,890	6,584,039
Barracuda Networks, Inc.	Second Lien Senior Secured Loan	10.67% (S + 7.00%)	8/15/2030	4,000,000	3,906,928	1,379,700
Boxer Parent Company Inc. (6)(8)	First Lien Senior Secured Loan	6.67% (S + 3.00%)	7/30/2031	9,850,500	9,816,393	9,159,931
Flexera Software LLC (7)	First Lien Senior Secured Loan	8.15% (S + 4.50%)	8/16/2032	6,791,141	6,791,141	6,621,363
Help/Systems Holdings, Inc. (6)(8)	First Lien Senior Secured Loan	9.76% (S +CSA + 6.00%)	5/21/2029	4,860,467	4,860,467	4,202,287
Help/Systems Holdings, Inc.	Second Lien Senior Secured Loan	12.76% (S in cash, 9% PIK)	5/21/2029	3,816,981	3,816,981	2,290,188
IGT Holding IV AB (4)(8)	First Lien Senior Secured Loan	6.70% (S + 3.00%)	9/2/2031	2,000,000	2,000,000	1,985,000
Ivanti Software, Inc. (6)(8)	First Lien Senior Secured Loan	9.41% (S + 5.75%)	6/1/2029	2,378,729	2,360,348	2,381,702
Ivanti Software, Inc. (6)(8)	First Lien Senior Secured Loan	8.41% (S + 4.75%)	6/1/2029	9,867,393	9,867,393	6,696,753
Ivanti Software, Inc.	Second Lien Senior Secured Loan	11.17% (S +CSA + 7.25%)	6/1/2029	3,030,000	3,030,000	1,068,075
Leia Finco US LLC (8)	First Lien Senior Secured Loan	6.90% (S + 3.25%)	10/9/2031	1,989,950	1,980,918	1,910,610
Magenta Security Holdings LLC (6)	First Lien Senior Secured Loan	10.68% (S +CSA + 6.75%)	7/27/2028	641,850	639,532	460,973
Magenta Security Holdings LLC (6)	First Lien Senior Secured Loan	10.93% (S +CSA + 7.00%)	7/27/2028	1,174,081	1,171,034	493,114
Magenta Security Holdings LLC (6)	First Lien Senior Secured Loan	10.18% (S + CSA + 7.00% incl. 5.50% PIK)	7/27/2028	6,355,448	6,343,529	1,414,087
Magenta Security Holdings LLC (6)	First Lien Senior Secured Loan	9.92% (S + 7.00%)	7/27/2028	949,963	942,321	944,264
Metropolis Technologies Inc (7)(8)	First Lien Senior Secured Loan	8.98% (S + 5.25%)	11/3/2032	7,481,250	7,437,226	7,411,113
Mitchell International, Inc. (6)(8)	Second Lien Senior Secured Loan	8.92% (S + 5.25%)	6/7/2032	7,500,000	7,471,636	6,794,550
MRI Software LLC (7)	First Lien Senior Secured Loan	8.45% (S + 4.75%)	2/10/2028	6,260,825	6,223,629	6,112,131
MRI Software LLC (7)(15)	First Lien Senior Secured Revolving Loan	8.42% (S + 4.75%)	2/10/2028	159,093	156,234	138,410
Optimizely North America Inc. (7)	First Lien Senior Secured Loan	8.67% (S + 5.00%)	10/30/2031	4,496,250	4,496,250	4,315,036
Orchid Merger Sub II, LLC (6)	First Lien Senior Secured Loan	8.60% (S +CSA + 4.75%)	7/27/2027	3,456,522	3,408,142	1,671,021
Project Alpha Intermediate Holding, Inc. (6)(8)	First Lien Senior Secured Loan	6.95% (S + 3.25%)	10/26/2030	7,825,813	7,748,846	5,965,421
Proofpoint Inc. (8)	First Lien Senior Secured Loan	6.70% (S + 3.00%)	8/31/2028	3,949,622	3,948,740	3,829,494
Renaissance Holding Corp. (6)(8)	First Lien Senior Secured Loan	7.67% (S + 4.00%)	4/5/2030	11,468,803	11,367,739	8,246,815
Rocket Software, Inc. (6)(8)	First Lien Senior Secured Loan	7.42% (S + 3.75%)	11/28/2028	12,076,710	11,931,940	11,611,273
Starlight Parent LLC (8)	First Lien Senior Secured Loan	7.67% (S + 4.00%)	4/16/2032	2,487,500	2,421,005	2,120,594
Tuple US Bidco LLC (4)(8)	First Lien Senior Secured Loan	7.38% (S + 3.75%)	1/14/2033	2,000,000	1,990,426	1,945,000
Veracode (6)(8)	First Lien Senior Secured Loan	8.52% (S +CSA + 4.75%)	5/2/2029	8,492,000	8,473,520	3,927,550
					151,344,259	118,211,981	28.7%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of March 31, 2026

(Unaudited)

Portfolio Company(3)	Investment	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Specialty Retail
Great Outdoors Group, LLC (6)(8)	First Lien Senior Secured Loan	6.92% (S + 3.25%)	1/23/2032	$6,889,444	$6,893,710	$6,886,860
Petco Health and Wellness Company Inc (4)(8)	First Lien Senior Secured Loan	7.95% (S + 4.25%)	1/31/2031	2,000,000	1,940,000	1,959,320
					8,833,710	8,846,180	2.1%
Textiles, Apparel & Luxury Goods
Canada Goose Inc (4)(6)(8)	First Lien Senior Secured Loan	7.16% (S + 3.50%)	8/23/2032	6,982,500	6,966,369	6,998,211
					6,966,369	6,998,211	1.7%
Trading Companies and Distributors
Albion Financing 3 S.a.r.l (4)(8)	First Lien Senior Secured Loan	6.66% (S + 3.00%)	5/21/2031	2,992,462	2,992,462	2,999,016
Radwell Parent, LLC (7)	First Lien Senior Secured Loan	8.45% (S + 4.75%)	4/1/2030	2,094,045	2,081,605	2,094,045
Radwell Parent, LLC (7)	First Lien Senior Secured Loan	8.45% (S + 4.75%)	4/1/2030	1,086,045	1,083,330	1,086,045
Radwell Parent, LLC (7)	First Lien Senior Secured Delayed Draw Loan	8.45% (S + 4.75%)	4/1/2030	254,273	253,637	254,273
					6,411,034	6,433,379	1.6%

Total debt investments					$1,192,454,935	$1,072,786,666	259.2%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of March 31, 2026

(Unaudited)

Portfolio Company(3)	Investment	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Structured Note
AIMCO 2018-AA FR (4)(18)	Collateralized Loan Obligation	11.57% (S + 7.25%)	10/17/2037	$3,000,000	$2,971,918	$2,811,193
AIMCO 2015-AA FR4 (4)(18)	Collateralized Loan Obligation	11.41% (S + 7.18%)	10/17/2038	2,000,000	1,961,737	1,863,703
APID 2016-24A DR (4)(18)	Collateralized Loan Obligation	9.73% (S +CSA + 5.80%)	10/20/2030	2,200,000	2,154,645	2,178,424
BABSN 2022-2A ER (4)(18)	Collateralized Loan Obligation	10.57% (S + 6.90%)	7/15/2039	3,000,000	3,054,406	2,763,495
CBAMR 2018-8A E1R (4)(18)	Collateralized Loan Obligation	11.07% (S + 7.40%)	7/15/2037	1,000,000	1,020,075	997,607
CGMS 2020-2A ER (4)(18)	Collateralized Loan Obligation	12.46% (S +CSA + 8.53%)	1/25/2035	4,000,000	3,919,391	3,437,592
ELM14 2022-1A FR (4)(18)	Collateralized Loan Obligation	12.28% (S + 8.01%)	10/20/2038	1,500,000	1,457,141	1,401,465
ELM20 2022-7A FR2 (4)(18)	Collateralized Loan Obligation	10.88% (S + 7.25%)	1/20/2039	1,450,000	1,407,006	1,408,121
ELMW2 2019-2A FRR (4)(18)	Collateralized Loan Obligation	11.70% (S + 7.82%)	10/20/2037	2,000,000	1,929,305	1,783,959
ELMW8 2021-1X ER (4)(18)	Collateralized Loan Obligation	9.92% (S + 6.25%)	4/20/2037	2,250,000	2,292,553	2,072,769
GLM 2021-9A FR (4)(18)	Collateralized Loan Obligation	12.13% (S + 8.46%)	4/20/2037	3,000,000	2,923,445	2,760,436
MORGN 2020-6A F (4)(18)	Collateralized Loan Obligation	11.97% (S +CSA + 8.04%)	10/23/2034	2,800,000	2,744,886	1,710,939
POST 2018-1X FR (4)(18)	Collateralized Loan Obligation	13.67% (S + 10.00%)	10/16/2037	2,070,000	1,979,396	1,862,708
THAYR 2017-1A ER (4)(18)	Collateralized Loan Obligation	12.80% (S +CSA + 8.87%)	4/20/2034	1,300,000	1,273,278	953,879
Total CLO Mezzanine				31,570,000	31,089,182	28,006,290	6.8%

Structured Subordinated Note
BABSN 2018-4A SUB (4)(18)	Collateralized Loan Obligation	NA	10/15/2030	4,000,000	-	400
DRSLF 2020-86A SUB (4)(18)	Collateralized Loan Obligation	NA	7/17/2034	6,000,000	2,479,816	1,219,478
HLM 12A-18 SUB (4)(18)	Collateralized Loan Obligation	NA	7/18/2031	7,500,000	28,943	25,500
LNGPT 2017-1A SUB (4)(18)	Collateralized Loan Obligation	NA	1/17/2030	6,358,000	418,909	544,245
REG12 2019-1A SUB (4)(18)	Collateralized Loan Obligation	NA	10/15/2032	6,000,000	3,159,484	2,360,530
SPEAK 2017-4A SUB (4)(18)	Collateralized Loan Obligation	NA	10/26/2034	5,000,000	1,757,871	229,575
Total CLO Equity				34,858,000	7,845,023	4,379,728	1.1%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of March 31, 2026

(Unaudited)

Portfolio Company(3)	Investment	Number of Shares	Cost	Fair Value	Percentage of Net Assets
Equity Investments
Containers and Packaging
Kleopatra Finco S.a.r.l (4)(8)(18)	Class A Common Shares	19,577	$89,838	$28,554
Kleopatra Finco S.a.r.l (4)(8)(18)	Class B Common Shares	19,577	89,838	28,554
Kleopatra Finco S.a.r.l (4)(8)(18)	Class C Common Shares	19,577	89,838	28,554
Kleopatra Finco S.a.r.l (4)(8)(18)	Class D Common Shares	19,577	89,838	28,554
Kleopatra Finco S.a.r.l (4)(8)(18)	Class E Common Shares	19,577	89,838	28,554
Kleopatra Finco S.a.r.l (4)(8)(18)	Class F Common Shares	19,577	89,838	28,554
Kleopatra Finco S.a.r.l (4)(8)(18)	Class G Common Shares	19,577	89,838	28,554
Kleopatra Finco S.a.r.l (4)(8)(18)	Class H Common Shares	19,577	89,838	28,554
Kleopatra Finco S.a.r.l (4)(8)(18)	Class I Common Shares	19,577	89,838	28,554
Pretium PKG Holdings, Inc. (6)(7)(18)	Class A1 Common Shares	31,201	624,020	624,020
			1,432,562	881,006	0.2%
Diversified Telecommunication Services
Mitel Networks (18)	Common Units	3,061	30,610	995
			30,610	995	0.0%
Healthcare Providers and Services
New WPCC Parent, LLC (6)(18)	Class A Common Units	62,372	23,390	38,983
New WPCC Parent, LLC (18)	Series A Preferred Units	60,894	766,824	852,516
Recovery Solutions Parent, LLC (6)(18)	Common Units	98,983	2,229,831	2,152,880
			3,020,045	3,044,379	0.7%
Hotels, Restaurants and Leisure
Aimbridge Acquisition Co., Inc. (6)(8)(18)	Common Shares	70,561	4,657,026	4,127,819
			4,657,026	4,127,819	1.0%
IT Services
PVKG Investments Holdings Inc (18)	Common Shares	89,288	1,258,194	45,760
			1,258,194	45,760	0.0%
Total Equity Investments		592,553	10,398,437	8,099,959	1.9%

Total Equity and Other Investments			49,332,642	40,485,977	9.8%

Portfolio Company(3)	Investment	Number of Shares	Cost	Fair Value	Percentage of Net Assets
Short-Term Investments
Fidelity Investments Money Market Government Portfolio - Institutional Class, 4.08% (6)(7)(10)		23,371,416	$23,371,416	$23,371,416	5.7%
Morgan Stanley Liquidity Funds US Dollar Treasury Liquidity Fund - Institutional Class, 3.97% (8)(10)		17,992,475	17,992,475	17,992,475	4.3%
Total Short-Term Investments			41,363,891	41,363,891	10.0%
Total Investments			$1,283,151,468	$1,154,636,534	279.0%
Liabilities in Excess of Other Assets				(740,853,776)	(179.0)%
Net Assets				$413,782,758	100.0%
(1)
The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(2)
Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”), SOFR + Credit Spread Adjustment (S+CSA), where the Credit Spread Adjustment is a defined additional spread amount based on the tenor of SOFR the borrower selects, the Euro Interbank Offered

Rate (“Euribor” or “E”), the U.S. Prime Rate (“P”), or an alternate base rate (which can include the Federal Funds Effective Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. For the holdings as of March 31, 2026 that have S+CSA as the base rate, the credit spread adjustment ranges from 0.1 bps to 0.52 bps.
(3)
As of March 31, 2026, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
(4)
Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2026, 17.5% of the Company’s total assets were in non-qualifying investments.
(5)
As of March 31, 2026, the tax cost of the Company’s investments approximates their amortized cost.
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
(9)
Loan was on non-accrual status as of March 31, 2026.
(10)
7-day effective yield as of March 31, 2026.
(11)
Of the $528,261 commitment to Aptean Inc, $407,516 was unfunded as of March 31, 2026.
(12)
Of the $857,143 commitment to Deerfield Dakota Holding, LLC, $685,714 was unfunded as of March 31, 2026.
(13)
Of the $1,197,934 commitment to Dwyer Instruments LLC, $665,212 was unfunded as of March 31, 2026.
(14)
Of the $559,500 commitment to Galway Borrower, LLC, $346,762 was unfunded as of March 31, 2026.
(15)
Of the $636,370 commitment to MRI Software, LLC, $477,278 was unfunded as of March 31, 2026.
(16)
Of the $148,278 commitment to USIC Holdings, Inc, $46,152 was unfunded as of March 31, 2026.
(17)
Of the $321,873 commitment to USIC Holdings, Inc, $42,303 was unfunded as of March 31, 2026.

(18)
Securities acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2026, the aggregate fair value of these securities is $48.2 million or 11.6% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
Aimbridge Acquisition Co., Inc.	Common Shares	3/11/2025
AIMCO 2015-AA FR4	Collateralized Loan Obligation	8/14/2025
AIMCO 2018-AA FR	Collateralized Loan Obligation	7/17/2025
Altice Financing S.A.	Corporate Bond	12/8/2023
APID 2016-24A DR	Collateralized Loan Obligation	3/5/2024
BABSN 2018-4A SUB	Collateralized Loan Obligation	5/12/2022
BABSN 2022-2A ER	Collateralized Loan Obligation	11/15/2024
CBAMR 2018-8A E1R	Collateralized Loan Obligation	11/18/2024
CGMS 2020-2A ER	Collateralized Loan Obligation	11/5/2021
DRSLF 2020-86A SUB	Collateralized Loan Obligation	11/16/2021
ELM14 2022-1A FR	Collateralized Loan Obligation	8/1/2025
ELM20 2022-7A FR2	Collateralized Loan Obligation	1/26/2026
ELMW2 2019-2A FRR	Collateralized Loan Obligation	7/17/2025
ELMW8 2021-1X ER	Collateralized Loan Obligation	11/15/2024
GLM 2021-9A FR	Collateralized Loan Obligation	3/27/2024
HLM 12A-18 SUB	Collateralized Loan Obligation	1/28/2022
Kleopatra Finco S.a.r.l	Class A Common Shares	1/30/2026
Kleopatra Finco S.a.r.l	Class B Common Shares	1/30/2026
Kleopatra Finco S.a.r.l	Class C Common Shares	1/30/2026
Kleopatra Finco S.a.r.l	Class D Common Shares	1/30/2026
Kleopatra Finco S.a.r.l	Class E Common Shares	1/30/2026
Kleopatra Finco S.a.r.l	Class F Common Shares	1/30/2026
Kleopatra Finco S.a.r.l	Class G Common Shares	1/30/2026
Kleopatra Finco S.a.r.l	Class H Common Shares	1/30/2026
Kleopatra Finco S.a.r.l	Class I Common Shares	1/30/2026
KOBE US Midco 2 Inc	Corporate Bond	11/8/2021
LNGPT 2017-1A SUB	Collateralized Loan Obligation	11/17/2021
Mitel Networks	Common Units	6/20/2025
MORGN 2020-6A F	Collateralized Loan Obligation	11/9/2021
National Mentor Holdings, Inc.	Corporate Bond	12/12/2025
New WPCC Parent, LLC	Class A Common Units	5/9/2025
New WPCC Parent, LLC	Series A Preferred Units	5/9/2025
POST 2018-1X FR	Collateralized Loan Obligation	11/20/2025
Pretium PKG Holdings, Inc.	Class A1 Common Shares	3/2/2026
PVKG Investments Holdings Inc	Common Shares	6/4/2024
Recovery Solutions Parent, LLC	Common Units	1/27/2025
REG12 2019-1A SUB	Collateralized Loan Obligation	11/17/2021
Smyrna Ready Mix Concrete	Corporate Bond	7/10/2025
SPEAK 2017-4A SUB	Collateralized Loan Obligation	1/28/2022
THAYR 2017-1A ER	Collateralized Loan Obligation	12/15/2021

The accompanying notes are an integral part of these consolidated financial statements

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2025

Portfolio Company(3)	Investment	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Debt Investments
Aerospace and Defense
Arcline FM Holdings LLC (8)	First Lien Senior Secured Loan	6.42% (S + 2.75%)	6/24/2030	$2,985,019	$2,978,388	$3,001,108
Peraton Corp. (7)(8)	First Lien Senior Secured Loan	7.69% (S +CSA + 3.75%)	2/1/2028	8,593,896	8,596,681	7,993,871
Peraton Corp.	Second Lien Senior Secured Loan	11.67% (S +CSA + 7.75%)	2/1/2029	2,898,876	2,933,325	2,297,968
					14,508,394	13,292,947	2.9%
Auto Components
Autokiniton US Holdings, Inc. (6)(7)(8)	First Lien Senior Secured Loan	7.83% (S +CSA + 4.00%)	4/6/2028	9,865,469	9,863,512	9,798,482
First Brands Group, LLC (6)(8)(9)	First Lien Senior Secured Loan	10.99% (S +CSA + 7.11%)	3/30/2027	2,347,195	2,118,610	12,651
First Brands Group, LLC (8)(9)	First Lien Senior Secured Loan	13.84% (S + 10.00% incl. 8.45% PIK)	6/29/2026	3,063,291	2,520,588	605,000
First Brands Group, LLC (6)(8)(9)	First Lien Senior Secured Loan	10.84% (S + 7.00%)	6/29/2026	6,548,937	6,472,339	114,606
First Brands Group, LLC (9)	Second Lien Senior Secured Loan	14.49% (S +CSA + 10.61%)	3/24/2028	3,144,855	2,985,000	14,309
RC Buyer, Inc. (8)	First Lien Senior Secured Loan	7.33% (S +CSA + 3.50%)	7/28/2028	1,509,787	1,509,168	1,506,013
RealTruck Group, Inc. (6)	First Lien Senior Secured Loan	7.58% (S +CSA + 3.75%)	1/31/2028	6,767,524	6,767,007	5,244,831
RealTruck Group, Inc.	First Lien Senior Secured Loan	8.83% (S +CSA + 5.00%)	1/31/2028	1,965,000	1,938,534	1,538,595
					34,698,387	18,834,487	4.1%
Automotive
Highline Aftermarket Acquisition, LLC (8)	First Lien Senior Secured Loan	7.32% (S + 3.50%)	2/13/2030	3,960,000	3,951,795	3,987,245
					3,951,795	3,987,245	0.9%
Building Products
LBM Acquisition, LLC (6)(7)(8)	First Lien Senior Secured Loan	7.58% (S +CSA + 3.75%)	6/6/2031	10,381,590	10,296,986	9,766,221
Park River Holdings, Inc. (8)	First Lien Senior Secured Loan	8.49% (S + 4.50%)	3/17/2031	3,000,000	2,956,646	3,021,405
Specialty Building Products Holdings, LLC (6)(7)(8)	First Lien Senior Secured Loan	7.57% (S +CSA + 3.75%)	10/5/2028	9,625,000	9,619,674	9,010,203
					22,873,306	21,797,829	4.7%
Chemicals
ARC Falcon I Inc. (6)(8)	First Lien Senior Secured Loan	7.32% (S +CSA + 3.50%)	9/30/2028	4,041,398	4,032,787	4,044,550
ARC Falcon I Inc. (8)	Second Lien Senior Secured Loan	10.82% (S +CSA + 7.00%)	9/24/2029	2,427,315	2,357,216	2,426,185
Aruba Investments, Inc. (6)(8)	First Lien Senior Secured Loan	7.82% (S +CSA + 4.00%)	11/24/2027	7,851,387	7,830,194	7,233,090
Aruba Investments, Inc. (6)(8)	Second Lien Senior Secured Loan	11.57% (S +CSA + 7.75%)	11/24/2028	3,350,000	3,327,203	3,025,050
B'laster Holdings, LLC (7)	First Lien Senior Secured Loan	8.47% (S + 4.75%)	10/25/2029	4,344,667	4,280,394	4,212,355
B'laster Holdings, LLC (7)	First Lien Senior Secured Loan	8.47% (S + 4.75%)	10/25/2029	1,617,000	1,604,005	1,588,703
Fortis 333 Inc (8)	First Lien Senior Secured Loan	7.17% (S + 3.50%)	3/29/2032	2,985,000	2,978,325	2,964,105
Ineos Quattro Holdings UK Limited (4)(6)	First Lien Senior Secured Loan	8.07% (S +CSA + 4.25%)	4/2/2029	2,962,312	2,969,873	2,103,241
Ineos Quattro Holdings UK Limited (4)(8)	First Lien Senior Secured Loan	7.97% (S + 4.25%)	10/7/2031	3,970,000	3,982,307	2,677,269
Ineos US Finance LLC (4)(8)	First Lien Senior Secured Loan	6.72% (S + 3.00%)	2/7/2031	3,940,125	3,909,934	3,174,263
KOBE US Midco 2 Inc (19)	Corporate Bond	9.25% Cash/10.00% PIK	11/1/2026	2,424,935	2,421,049	2,091,506
Natgasoline LLC (7)(8)	First Lien Senior Secured Loan	9.22% (S + 5.50%)	3/25/2030	6,836,786	6,748,909	6,907,991
PMHC II Inc. (6)(8)	First Lien Senior Secured Loan	8.33% (S +CSA + 4.25%)	4/23/2029	10,804,172	10,677,252	6,053,361
Rohm Holding GmbH (4)(6)(7)(8)	First Lien Senior Secured Loan	9.70% (S + 5.50% incl. 0.25bp PIK)	1/31/2029	10,583,568	10,475,309	9,926,540
SCIL IV LLC (4)(7)(8)	First Lien Senior Secured Loan	7.79% (S + 4.00%)	11/8/2032	7,000,000	6,966,411	7,024,080
					74,561,168	65,452,289	14.1%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2025

Portfolio Company(3)	Investment	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Healthcare Technology
Cotiviti, Inc. (6)(8)	First Lien Senior Secured Loan	7.63% (S + 7.63%)	5/1/2031	$5,000,000	$4,926,514	$4,856,275
Raven Acquisition Holdings LLC (8)	First Lien Senior Secured Loan	6.72% (S + 3.00%)	11/19/2031	2,585,032	2,792,227	2,798,683
					7,718,741	7,654,958	1.6%
Hotels, Restaurants and Leisure
888 Holdings PLC (4)(8)	First Lien Senior Secured Loan	9.05% (S +CSA + 5.25%)	7/8/2028	5,881,718	5,859,029	5,074,836
Aimbridge Acquisition Co., Inc. (8)	First Lien Senior Secured Loan	9.35% (S +CSA + 5.50%)	3/11/2030	735,010	735,010	738,685
Aimbridge Acquisition Co., Inc. (6)(8)	First Lien Senior Secured Loan	17.35% (S+ 13.61% incl. 6% PIK)	3/11/2030	770,159	760,585	770,640
Jack Ohio Finance LLC (7)	First Lien Senior Secured Loan	7.72% (S + 4.00%)	1/28/2032	6,947,500	6,934,119	6,942,289
Ontario Gaming GTA Limited Partnership (4)(6)(8)	First Lien Senior Secured Loan	7.92% (S + 4.25%)	8/1/2030	8,258,216	8,256,463	7,662,427
					22,545,206	21,188,877	4.6%
Household Durables
HP PHRG BORROWER, LLC (6)(8)	First Lien Senior Secured Loan	7.67% (S + 4.00%)	2/20/2032	9,950,000	9,856,745	9,908,558
Hunter Douglas Inc (8)	First Lien Senior Secured Loan	6.67% (S + 3.00%)	1/16/2032	3,969,950	3,967,700	3,996,886
					13,824,445	13,905,444	3.0%
Household Products
Lavender Dutch BorrowerCo BV (4)(6)(8)	First Lien Senior Secured Loan	6.93% (S + 3.25%)	12/2/2032	3,000,000	2,992,500	3,028,125
					2,992,500	3,028,125	0.7%
Independent Power and Renewable Electricity Producers
EFS Cogen Holdings I, LLC (6)(7)(8)	First Lien Senior Secured Loan	6.67% (S + 3.00%)	10/3/2031	6,312,283	6,316,647	6,370,325
Hunterstown Generation, LLC (8)	First Lien Senior Secured Loan	6.67% (S + 3.00%)	11/6/2031	2,817,711	2,808,245	2,825,262
Lackawanna Energy Center LLC (6)(8)	First Lien Senior Secured Loan	6.78% (S + 3.00%)	7/23/2032	3,086,973	3,079,423	3,112,826
Oregon Clean Energy, LLC (6)	First Lien Senior Secured Loan	7.17% (S + 3.50%)	7/12/2030	1,934,435	1,926,796	1,946,893
					14,131,111	14,255,306	3.1%
Industrial Conglomerates
Gloves Buyer Inc (6)(8)	First Lien Senior Secured Loan	7.72% (S + 4.00%)	5/21/2032	8,000,000	7,962,104	7,975,000
					7,962,104	7,975,000	1.7%
Insurance
Acrisure, LLC (8)	First Lien Senior Secured Loan	6.72% (S + 3.00%)	11/6/2030	3,950,100	3,942,882	3,951,957
Acrisure, LLC (6)	First Lien Senior Secured Loan	6.97% (S + 3.25%)	6/21/2032	4,987,469	5,005,942	4,999,937
Amynta Agency Borrower Inc. (Amynta Warranty Borrower Inc.) (8)	First Lien Senior Secured Loan	6.47% (S + 2.75%)	12/29/2031	2,970,094	2,944,043	2,980,296
Asurion, LLC (6)(8)	Second Lien Senior Secured Loan	9.08% (S +CSA + 5.25%)	1/19/2029	9,000,000	8,888,879	8,863,740
Galway Borrower LLC (7)(14)	First Lien Senior Secured Revolving Loan	8.19% (S + 4.50%)	9/29/2028	97,859	95,195	94,670
Galway Borrower LLC (7)(15)	First Lien Senior Secured Delayed Draw Loan	8.17% (S + 4.50%)	9/29/2028	905,781	879,024	916,871
Hyperion Refinance S.a.r.l. (4)(8)	First Lien Senior Secured Loan	6.49% (S + 2.75%)	4/18/2030	1,984,733	1,984,733	1,992,463
IMA Financial Group, Inc. (7)	First Lien Senior Secured Loan	6.72% (S + 3.00%)	11/1/2028	4,814,401	4,804,266	4,832,094
Jones DesLauriers Insurance Management Inc (4)(8)	First Lien Senior Secured Loan	6.83% (S + 3.00%)	12/9/2032	2,000,000	1,995,000	2,005,000
OneDigital Borrower LLC (8)	Second Lien Senior Secured Loan	8.97% (S + 5.25%)	7/2/2032	5,000,000	4,980,089	5,053,150
Patriot Growth Insurance Services, LLC (7)	First Lien Senior Secured Loan	8.82% (S +CSA + 5.00%)	10/16/2028	1,984,624	1,975,962	1,967,357
Patriot Growth Insurance Services, LLC (7)	First Lien Senior Secured Loan	8.67% (S + 5.00%)	10/16/2028	4,959,747	4,911,315	4,929,740
					42,407,330	42,587,275	9.2%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2025

Portfolio Company(3)	Investment	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Commercial Services and Supplies
Allied Universal Holdco LLC (6)(8)	First Lien Senior Secured Loan	6.97% (S + 3.25%)	8/20/2032	$9,975,000	$9,962,854	$10,038,890
Anticimex Global AB (4)(8)	First Lien Senior Secured Loan	6.56% (S + 2.90%)	11/17/2031	2,900,708	2,900,708	2,918,837
Gategroup Fin Luxembourg SA (4)(8)	First Lien Senior Secured Loan	7.19% (S + 3.50%)	6/10/2032	2,985,000	2,971,229	3,008,014
Verifone Systems Inc (6)	First Lien Senior Secured Loan	9.35% (S +CSA + 5.25%)	8/18/2028	8,087,742	8,087,742	7,682,223
					23,922,533	23,647,964	5.1%
Construction and Engineering
Congruex Group LLC (7)	First Lien Senior Secured Loan	10.49% (S + 6.50% incl. 5.00% PIK)	4/28/2029	6,534,837	6,451,232	5,374,969
Crown Subsea Communications Holding, Inc. (6)(8)	First Lien Senior Secured Loan	7.22% (S + 3.50%)	1/30/2031	9,375,425	9,346,374	9,459,803
Holding Socotec (4)(6)	First Lien Senior Secured Loan	6.91% (S + 3.25%)	6/2/2031	3,960,000	3,951,412	3,996,511
LSF12 Crown US Commercial Bidco, LLC (6)(8)	First Lien Senior Secured Loan	7.37% (S + 3.50%)	12/2/2031	9,715,258	9,703,616	9,788,123
Michael Baker International, LLC (7)(8)	First Lien Senior Secured Loan	7.84% (S + 4.00%)	12/1/2028	8,980,596	8,952,333	9,012,388
Northstar Group Services, Inc. (7)(8)	First Lien Senior Secured Loan	8.59% (S + 4.75%)	5/31/2030	11,189,625	11,193,722	11,296,262
Pioneer AcquisitionCo LLC (8)	First Lien Senior Secured Loan	6.94% (S + 3.25%)	10/27/2032	2,500,000	2,493,791	2,514,063
TMC Buyer, Inc. (6)(8)	First Lien Senior Secured Loan	8.57% (S + 4.75%)	10/25/2030	6,542,181	6,507,584	6,580,027
USIC Holdings, Inc. (7)	First Lien Senior Secured Loan	9.32% (S + 5.50%)	9/10/2031	2,503,709	2,483,414	2,491,190
USIC Holdings, Inc. (7)(17)	First Lien Senior Secured Delayed Draw Loan	9.32% (S + 5.50%)	9/10/2031	84,964	84,964	84,221
USIC Holdings, Inc. (7)(18)	First Lien Senior Secured Revolving Loan	9.04% (S + 5.25%)	9/10/2031	150,820	150,820	149,211
					61,319,262	60,746,768	13.1%
Construction Materials
Smyrna Ready Mix Concrete (8)(19)	Corporate Bond	6.00%	11/1/2028	3,000,000	3,000,000	3,018,750
					3,000,000	3,018,750	0.7%
Containers and Packaging
Ahlstrom Holding 3 OY (4)(6)(8)	First Lien Senior Secured Loan	8.18% (S +CSA + 4.25%)	5/23/2030	6,965,044	6,866,658	7,020,555
Kleopatra Finco S.a.r.l (4)(8)(9)	First Lien Senior Secured Loan	9.04% (S +CSA + 4.73%)	2/4/2026	1,262,549	1,256,236	220,946
Kleopatra Finco S.a.r.l (4)(8)	First Lien Senior Secured Loan	9.78% (S + 6.00% incl. 3.00% PIK)	8/7/2026	643,281	641,980	578,152
Kleopatra Finco S.a.r.l (4)(8)	First Lien Senior Secured Loan	9.78% (S + 6.00% incl. 3.00% PIK)	8/7/2026	653,723	649,562	587,537
Pretium PKG Holdings, Inc. (6)(9)	Second Lien Senior Secured Loan	10.86% (S +CSA + 6.75%)	9/30/2029	2,000,000	1,980,000	76,430
Pretium PKG Holdings, Inc.	First Lien Senior Secured Loan	8.90% (S + 5.00% incl. 1.25% PIK)	10/2/2028	1,538,541	1,505,623	1,552,249
Pretium PKG Holdings, Inc. (6)(7)	First Lien Senior Secured Loan	8.50% (S + 5.30% incl. 0.70% PIK)	10/2/2028	5,636,990	5,608,618	2,311,166
Tank Holding Corp.	First Lien Senior Secured Loan	9.57% (S +CSA + 5.75%)	3/31/2028	2,436,869	2,408,278	2,249,534
Tank Holding Corp.	First Lien Senior Secured Loan	9.82% (S +CSA + 6.00%)	3/31/2028	2,042,250	2,019,375	1,884,823
Tank Holding Corp.	First Lien Senior Secured Delayed Draw Loan	9.82% (S +CSA + 6.00%)	3/31/2028	885,293	875,754	817,050
Tosca Services, LLC (8)	First Lien Senior Secured Loan	9.22% (S + 5.50%)	11/30/2028	1,372,991	1,372,991	1,394,877
Tosca Services, LLC (6)	First Lien Senior Secured Loan	8.57% (S + CSA + 4.75% incl. 3.25% PIK)	11/30/2028	8,099,646	8,021,862	7,657,527
					33,206,937	26,350,846	5.7%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2025

Portfolio Company(3)	Investment	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Diversified Consumer Services
Cengage Learning, Inc. (6)(8)	First Lien Senior Secured Loan	7.23% (S + 3.50%)	3/24/2031	$5,910,300	$5,875,964	$5,941,565
Fugue Finance, LLC (4)(8)	First Lien Senior Secured Loan	6.57% (S + 2.75%)	1/9/2032	5,851,443	5,804,234	5,879,238
Radar Bidco SARL (4)(8)	First Lien Senior Secured Loan	7.19% (S + 3.25%)	4/4/2031	1,995,000	1,995,000	2,010,800
					13,675,198	13,831,603	3.0%
Diversified Financial Services
Deerfield Dakota Holding, LLC (7)	First Lien Senior Secured Loan	9.42% (S + 5.75% incl. 2.75% PIK)	9/13/2032	9,219,683	9,219,683	9,242,404
Edelman Financial Engines Center, LLC, The (8)	Second Lien Senior Secured Loan	8.97% (S + 5.25%)	10/20/2028	2,500,000	2,496,114	2,501,050
GC Ferry Acquisition Inc (6)(8)	First Lien Senior Secured Loan	7.17% (S + 3.50%)	8/16/2032	7,687,500	7,578,649	7,686,915
IMC Financing LLC (8)	First Lien Senior Secured Loan	7.23% (S + 3.50%)	6/2/2032	1,990,000	1,980,821	2,008,666
Kestra Advisor Services Holdings A Inc (8)	First Lien Senior Secured Loan	6.72% (S + 3.00%)	3/24/2031	1,271,788	1,271,788	1,275,763
Minotaur Acquisition, Inc. (7)	First Lien Senior Secured Loan	8.72% (S + 5.00%)	5/10/2030	6,869,545	6,869,545	6,831,709
Minotaur Acquisition, Inc.	First Lien Senior Secured Delayed Draw Loan	8.72% (S + 5.00%)	5/10/2030	1,112,964	1,112,964	1,107,399
Minotaur Acquisition, Inc.	First Lien Senior Secured Delayed Draw Loan	8.72% (S + 1.00%)	5/10/2030	1,162,791	1,162,791	1,156,977
Nexus Buyer LLC (6)(8)	First Lien Senior Secured Loan	7.22% (S + 3.50%)	7/31/2031	9,875,437	9,686,019	9,752,537
Nexus Buyer LLC	First Lien Senior Secured Loan	9.47% (S + 5.75%)	1/30/2032	6,000,000	5,941,330	5,957,820
Osaic Holdings, Inc (8)	First Lien Senior Secured Loan	6.60% (S + 3.00%)	8/2/2032	3,000,000	2,992,801	3,016,020
Plano Holdco, Inc. (8)	First Lien Senior Secured Loan	7.17% (S + 3.50%)	10/2/2031	4,962,500	4,941,063	4,826,031
Transnetwork LLC (7)	First Lien Senior Secured Loan	8.42% (S + 4.75%)	12/29/2030	5,096,000	5,028,765	4,841,200
					59,758,704	60,204,491	13.0%
Diversified Telecommunication Services
Altice Financing S.A. (4)(19)	Corporate Bond	5.00%	1/15/2028	3,000,000	2,784,520	2,115,000
Zayo Group Holdings, Inc. (6)(8)	First Lien Senior Secured Loan	7.33% (S + CSA + 3.50% incl. 0.50% PIK)	3/11/2030	6,835,133	6,788,086	6,505,816
					9,572,606	8,620,816	1.9%
Electrical Equipment
Nvent Electric Public Limited Company (4)(8)	First Lien Senior Secured Loan	6.84% (S + 3.00%)	1/30/2032	1,995,000	1,986,233	2,010,591
Watlow Electric Manufacturing Company (8)	First Lien Senior Secured Loan	6.84% (S + 3.00%)	3/2/2028	3,727,235	3,727,037	3,756,941
					5,713,270	5,767,532	1.2%
Electronic Equipment, Instruments and Components
Creation Technologies Inc. (4)(7)(8)	First Lien Senior Secured Loan	9.70% (S +CSA + 5.50%)	10/5/2028	8,763,776	8,626,355	8,774,730
Dwyer Instruments, LLC (7)	First Lien Senior Secured Loan	8.42% (S + 4.75%)	7/21/2029	8,226,757	8,226,757	8,165,057
Dwyer Instruments, LLC (7)	First Lien Senior Secured Delayed Draw Loan	8.42% (S + 1.00%)	7/21/2029	490,980	490,980	487,297
Dwyer Instruments, LLC (7)(13)	First Lien Senior Secured Revolving Loan	8.42% (S + 4.75%)	7/20/2029	429,214	420,017	420,229
Infinite Bidco, LLC (6)(8)	Second Lien Senior Secured Loan	11.10%(S+CSA+7.00%)	2/24/2029	2,729,999	2,727,786	2,619,952
Infinite Bidco, LLC (6)(8)	First Lien Senior Secured Loan	7.85% (S +CSA + 3.75%)	3/2/2028	6,217,627	6,198,964	6,158,031
Infinite Bidco, LLC	First Lien Senior Secured Loan	10.14% (S + 6.25%)	3/2/2028	2,910,000	2,907,930	2,917,275
TCP Sunbelt Acquisition Co. (6)(8)	First Lien Senior Secured Loan	8.07% (S + 4.25%)	10/16/2031	9,900,000	9,872,661	10,017,612
					39,471,450	39,560,183	8.5%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2025

Portfolio Company(3)	Investment	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Energy Equipment and Services
Astro Acquisition, LLC (8)	First Lien Senior Secured Loan	7.12% (S + 3.25%)	8/16/2032	$3,990,000	$3,980,698	$4,026,568
Star Holding LLC (6)(8)	First Lien Senior Secured Loan	8.22% (S + 4.50%)	7/31/2031	6,934,887	6,912,805	6,830,863
					10,893,503	10,857,431	2.3%
Entertainment
International Entertainment JJCo 3 Limited (4)(8)	First Lien Senior Secured Loan	6.84% (S + 3.00%)	4/30/2032	2,985,019	2,971,111	2,973,825
					2,971,111	2,973,825	0.6%
Food Products
Aspire Bakeries Holdings, LLC (6)(8)	First Lien Senior Secured Loan	7.22% (S + 3.50%)	12/23/2030	10,503,900	10,500,968	10,577,480
B&G Foods Inc (4)(6)	First Lien Senior Secured Loan	7.22% (S + 3.50%)	10/10/2029	2,474,937	2,297,844	2,394,502
Frozen Bakery Acquisition LLC (7)	First Lien Senior Secured Loan	8.69% (S +CSA + 4.75%)	7/9/2029	6,435,000	6,385,701	6,370,650
Osmosis Buyer Limited (6)(7)	First Lien Senior Secured Loan	6.87% (S + 3.00%)	7/31/2028	8,450,662	8,453,393	8,478,803
Solina Group Services SAS (4)(8)	First Lien Senior Secured Loan	6.98% (S + 3.25%)	3/12/2029	1,985,000	1,985,000	2,003,193
					29,622,906	29,824,628	6.4%
Healthcare Equipment and Supplies
Lifescan Global Corporation (6)	First Lien Senior Secured Loan	9.24% (S + 5.50%)	12/8/2030	2,137,644	2,137,644	2,137,644
NSM Top Holdings Corp (6)(8)	First Lien Senior Secured Loan	8.02% (S +CSA + 4.25%)	5/14/2029	6,774,643	6,757,163	6,822,743
					8,894,807	8,960,387	1.9%
Healthcare Providers and Services
AccentCare, Inc. (6)(8)	First Lien Senior Secured Loan	7.87% (S + 4.00%)	9/20/2028	5,791,339	5,792,293	4,854,590
Athletico Management, LLC (6)	First Lien Senior Secured Loan	8.19% (S +CSA + 4.25%)	2/2/2029	6,972,125	6,954,862	5,219,856
Aveanna Healthcare LLC (4)(6)(8)	First Lien Senior Secured Loan	7.47% (S + 3.75%)	9/10/2032	9,585,975	9,570,912	9,658,445
Gainwell Acquisition Corp. (6)(8)	First Lien Senior Secured Loan	7.77% (S +CSA + 4.00%)	10/1/2027	8,606,605	8,540,519	8,471,051
Gainwell Acquisition Corp.	Second Lien Senior Secured Loan	12.04% (S +CSA + 8.00%)	10/2/2028	3,000,000	2,973,544	2,925,000
Gainwell Acquisition Corp.	Second Lien Senior Secured Loan	12.04% (S +CSA + 8.00%)	10/2/2028	2,400,000	2,304,764	2,340,000
Global Medical Response, Inc. (6)	First Lien Senior Secured Loan	7.38% (S + 3.50%)	10/1/2032	9,036,939	9,036,939	9,104,038
HAH Group Holding Company LLC (6)(8)	First Lien Senior Secured Loan	8.72% (S + 5.00%)	9/24/2031	10,110,483	10,004,127	8,908,296
Inception Finco S.a r.l. (4)(7)	First Lien Senior Secured Loan	6.92% (S + 3.25%)	4/18/2031	3,950,100	3,933,043	3,988,376
Medical Solutions Holdings, Inc. (6)(7)(8)	First Lien Senior Secured Loan	7.44% (S +CSA + 3.50%)	11/1/2028	9,745,900	8,763,014	7,017,048
NAPA Management Services Corporation (6)(8)	First Lien Senior Secured Loan	9.07% (S +CSA + 5.25%)	2/23/2029	9,661,787	9,560,760	6,745,908
National Mentor Holdings, Inc. (6)(8)	First Lien Senior Secured Loan	9.72% (S + 6.00%)	12/5/2030	6,300,000	6,111,752	6,329,565
National Mentor Holdings, Inc. (8)(19)	Corporate Bond	10.50%	12/15/2030	700,000	686,884	704,375
New WPCC Parent, LLC (6)	First Lien Senior Secured Loan	13.22% (S + 9.50% cash)/S + 11.50% incl. 8.00% PIK)	5/9/2030	1,081,051	1,081,051	1,032,404
Outcomes Group Holdings, Inc. (8)	First Lien Senior Secured Loan	6.72% (S + 3.00%)	5/6/2031	2,955,206	2,944,458	2,977,577
Pluto Acquisition I, Inc. (6)	First Lien Senior Secured Loan	9.19% (S + 5.50%)	6/20/2028	1,331,311	1,331,311	1,351,280
Radiology Partners Inc (6)(8)	First Lien Senior Secured Loan	8.17% (S + 4.50%)	6/25/2032	7,980,000	7,903,664	7,975,651
Recovery Solutions Parent, LLC	First Lien Senior Secured Loan	11.17% (S + 7.50/S + 8.50% incl. 5.00% PIK)	1/28/2030	2,366,370	2,366,370	2,369,328
U.S. Renal Care, Inc. (6)(7)(8)	First Lien Senior Secured Loan	8.83% (S +CSA + 5.00%)	6/20/2028	7,679,420	7,626,133	7,252,253
US Fertility Enterprises, LLC (6)(8)	First Lien Senior Secured Loan	7.24% (S + 3.50%)	12/10/2032	4,342,105	4,319,079	4,367,105
					111,805,479	103,592,146	22.3%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2025

Portfolio Company(3)	Investment	Interest Rate	Maturity Date	Principal / Par		Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Interactive Media Services
Bending Spoons Operations Spa (4)(7)(8)	First Lien Senior Secured Loan	9.03% (S + 5.25%)	2/19/2031	$4,812,500		$4,726,004	$4,698,203
Bending Spoons Operations Spa (4)(8)	First Lien Senior Secured Loan	9.57% (S + 5.88%)	3/7/2031	2,000,000		1,920,000	1,945,000
Stepstone Group MidCo 2 GmbH, The (4)(6)(8)	First Lien Senior Secured Loan	8.20% (S + 4.50%)	12/4/2031	9,950,000		9,871,014	9,336,384
					-	16,517,018	15,979,587	3.4%
IT Services
Connectwise LLC (6)	First Lien Senior Secured Loan	7.43% (S +CSA + 3.50%)	9/29/2028	5,708,290		5,704,801	5,619,126
Corelogic, Inc. (6)(8)	First Lien Senior Secured Loan	7.33% (S +CSA + 3.50%)	6/2/2028	9,619,079		9,579,493	9,640,915
Delta Topco, Inc. (6)	Second Lien Senior Secured Loan	8.94% (S + 5.25%)	12/24/2030	4,500,000		4,482,117	4,447,035
Delta Topco, Inc. (6)	First Lien Senior Secured Loan	6.44% (S + 2.75%)	11/30/2029	4,850,500		4,843,468	4,833,475
Everest SubBidCo (4)(7)(8)	First Lien Senior Secured Loan	8.44% (S + 4.50%)	12/8/2031	2,633,500		2,610,472	2,613,748
Everest SubBidCo (4)(7)(8)	First Lien Senior Secured Loan	8.44% (S + 4.50%)	12/8/2031	5,286,800		5,240,305	5,247,149
Flash Charm, Inc.	Second Lien Senior Secured Loan	10.75%(S+CSA+6.75%)	3/2/2029	3,353,659		3,363,458	2,951,220
Flash Charm, Inc. (6)(8)	First Lien Senior Secured Loan	7.35% (S + 3.50%)	3/2/2028	9,529,198		9,517,058	8,916,423
Idemia Group S.A.S. (4)(6)(8)	First Lien Senior Secured Loan	7.92% (S + 4.25%)	9/30/2028	6,877,500		6,891,381	6,937,678
LogMeIn, Inc. (6)	First Lien Senior Secured Loan	8.79% (S +CSA + 4.75%)	4/28/2028	4,068,746		4,048,887	3,627,959
LogMeIn, Inc. (6)	First Lien Senior Secured Loan	8.79% (S +CSA + 4.75%)	4/28/2028	4,068,746		4,047,112	1,598,427
Logrhythm, Inc. (7)	First Lien Senior Secured Loan	11.34% (S + 7.50%)	7/2/2029	6,363,636		6,363,636	5,471,136
Micro Holding Corp. (6)(8)	First Lien Senior Secured Loan	7.97% (S + 4.25%)	5/3/2028	5,725,164		5,618,169	5,340,146
Micro Holding Corp. (6)(8)	First Lien Senior Secured Loan	7.97% (S + 4.25%)	12/31/2031	3,875,186		3,805,193	3,334,482
Precisely Software Incorporated (6)(8)	First Lien Senior Secured Loan	8.10% (S +CSA + 4.00%)	4/24/2028	10,554,540		10,541,028	9,850,024
PVKG Investment Holdings Inc. (6)(7)	First Lien Senior Secured Loan	9.52% (S + 5.75%)	6/4/2030	1,737,165		1,707,660	739,381
Red Planet Borrower LLC (6)(8)	First Lien Senior Secured Loan	7.72% (S + 4.00%)	9/8/2032	13,000,000		12,873,097	13,040,625
Redstone Holdco 2 LP (6)(7)	First Lien Senior Secured Loan	8.85% (S +CSA + 4.75%)	4/14/2028	4,892,258		4,878,227	2,052,302
Rithum Holdings Inc (6)(8)	First Lien Senior Secured Loan	8.42% (S + 4.75%)	7/21/2032	4,987,500		4,890,635	4,995,281
Sitel Group (4)	First Lien Senior Secured Loan	7.68% (S +CSA + 3.75%)	8/28/2028	2,953,727		2,441,050	1,993,766
team.Blue Finco Sarl (4)(6)(8)	First Lien Senior Secured Loan	6.92% (S + 3.25%)	7/12/2032	4,975,000		4,950,209	5,007,661
Vision Solutions, Inc. (8)	Second Lien Senior Secured Loan	11.35% (S +CSA + 7.25%)	4/23/2029	5,500,000		5,452,413	5,225,000
						123,849,869	113,482,959	24.4%
Machinery
Aramsco, Inc. (7)	First Lien Senior Secured Loan	8.42% (S + 4.75%)	10/10/2030	5,950,799		5,891,207	4,035,445
CPM Holdings, Inc. (6)(8)	First Lien Senior Secured Loan	8.34% (S + 4.50%)	9/27/2028	7,889,000		7,854,663	7,862,690
PT Intermediate Holdings III, LLC (7)	First Lien Senior Secured Loan	8.67% (S + 5.00% incl. 1.75% PIK)	4/9/2030	10,070,315		10,023,758	10,043,681
						23,769,628	21,941,816	4.7%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2025

Portfolio Company(3)	Investment	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Media
Century De Buyer LLC (8)	First Lien Senior Secured Loan	6.84% (S + 3.00%)	10/30/2030	$1,975,100	$1,961,039	$1,974,181
Directv Financing LLC (8)	First Lien Senior Secured Loan	9.10% (S +CSA + 5.00%)	8/2/2027	235,624	234,945	236,361
Directv Financing LLC (8)	First Lien Senior Secured Loan	9.35% (S +CSA + 5.25%)	8/2/2029	2,843,931	2,836,821	2,857,326
Summer BC Holdco B LLC (4)(6)(7)(8)	First Lien Senior Secured Loan	8.93% (S +CSA + 5.00%)	2/12/2029	11,675,010	11,616,379	10,949,000
The E.W. Scripps Company (4)(6)	First Lien Senior Secured Loan	9.60% (S +CSA + 5.75%)	6/30/2028	3,001,441	2,834,218	3,043,251
					19,483,402	19,060,119	4.1%
Metals and Mining
American Rock Salt Company LLC	Second Lien Senior Secured Loan	11.33% (S +CSA + 7.25%)	6/4/2029	2,750,000	2,764,708	1,623,654
American Rock Salt Company LLC (6)	First Lien Senior Secured Loan	7.94% (S +CSA + 4.00%)	6/9/2028	5,734,799	5,734,672	4,450,787
American Rock Salt Company LLC (6)	First Lien Senior Secured Loan	11.08% (S +CSA + 7.00%)	6/9/2028	1,148,702	1,099,647	1,140,087
Grinding Media Inc. (Molycop Ltd.) (7)(8)	First Lien Senior Secured Loan	7.34% (S + 3.50%)	10/12/2028	8,935,262	8,914,817	8,952,016
					18,513,844	16,166,544	3.5%
Pharmaceuticals
Padagis, LLC (6)(8)	First Lien Senior Secured Loan	8.95% (S +CSA + 4.75%)	7/6/2028	8,983,493	8,929,106	8,511,860
					8,929,106	8,511,860	1.8%
Professional Services
Ankura Consulting Group, LLC (6)	First Lien Senior Secured Loan	7.37% (S + 3.50%)	12/17/2031	7,311,802	7,301,319	7,166,882
BarBri Holdings, Inc (7)	First Lien Senior Secured Loan	8.69% (S + 5.00%)	4/30/2030	7,177,500	7,177,500	7,177,500
Calabrio, Inc. (8)	First Lien Senior Secured Loan	7.84% (S + 4.00%)	11/26/2032	2,425,000	2,304,882	2,291,625
Castle US Holding Corporation (7)	First Lien Senior Secured Loan	9.92% (S + 6.00% incl. 1.00% PIK)	4/29/2030	1,069,763	1,024,198	1,089,319
Castle US Holding Corporation (7)	First Lien Senior Secured Loan	8.08% (S +CSA + 4.25%)	5/31/2030	1,749,307	1,749,307	940,253
Castle US Holding Corporation (6)(7)	First Lien Senior Secured Loan	8.33% (S +CSA + 4.50%)	5/31/2030	5,348,927	5,348,927	2,845,629
Edition Holdings Inc (7)	First Lien Senior Secured Loan	8.20% (S + 4.50%)	12/20/2032	6,589,974	6,561,940	6,589,974
EP Purchaser, LLC (6)(8)	First Lien Senior Secured Loan	8.44% (S +CSA + 4.50%)	11/6/2028	8,710,784	8,676,007	6,288,141
Genuine Financial Holdings LLC (6)(8)	First Lien Senior Secured Loan	6.97% (S + 3.25%)	9/27/2030	10,280,989	10,239,089	8,759,968
Inmar, Inc. (6)(7)(8)	First Lien Senior Secured Loan	8.22% (S + 4.50%)	10/30/2031	9,607,666	9,539,117	9,511,589
IVC Acquisition, Ltd. (4)(6)(8)	First Lien Senior Secured Loan	7.42% (S + 3.75%)	12/12/2028	7,483,685	7,424,613	7,537,006
Mermaid Bidco Inc (6)(8)	First Lien Senior Secured Loan	7.15% (S + 3.25%)	7/3/2031	4,477,330	4,466,512	4,499,717
NewFold Digital Holdings Gr (6)(8)	First Lien Senior Secured Loan	7.38% (S +CSA + 3.50%)	4/30/2029	3,407,396	3,407,396	2,857,953
NewFold Digital Holdings Gr (6)(8)	First Lien Senior Secured Loan	7.38% (S +CSA + 3.50%)	4/30/2029	601,305	601,305	383,332
Ryan, LLC (7)(8)	First Lien Senior Secured Loan	7.22% (S + 3.50%)	11/5/2032	7,321,546	7,238,466	7,239,178
Thryv, Inc. (6)	First Lien Senior Secured Loan	10.47% (S + 6.75%)	5/1/2029	5,400,000	5,358,758	5,400,000
Xplor T1, LLC (7)	First Lien Senior Secured Loan	7.29% (S + 3.50%)	12/1/2032	7,159,556	7,132,236	7,177,455
					95,551,572	87,755,521	18.9%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2025

Portfolio Company(3)	Investment	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Real Estate Management and Development
RealPage, Inc. (6)	First Lien Senior Secured Loan	7.42% (S + 3.75%)	4/24/2028	$5,955,000	$5,933,718	$5,981,678
Vacation Rental Brands, LLC (7)	First Lien Senior Secured Loan	8.92% (S + 5.25%)	5/6/2032	1,385,417	1,385,417	1,341,697
					7,319,135	7,323,375	1.6%
Restaurants
Cooper's Hawk Intermediate Holding LLC (7)	First Lien Senior Secured Loan	9.32% (S + 5.50%)	7/29/2031	4,052,632	4,052,632	4,058,421
Cooper's Hawk Intermediate Holding LLC (7)(12)	First Lien Senior Secured Revolving Loan	9.23% (S + 5.50%)	7/29/2031	52,632	52,632	52,632
					4,105,264	4,111,053	0.9%
Road and Rail
Carriage Purchaser, Inc. (7)(8)	First Lien Senior Secured Loan	7.22% (S + 3.50%)	9/25/2028	8,705,807	8,707,562	8,765,659
					8,707,562	8,765,659	1.9%
Software
Aptean Acquiror Inc. (7)	First Lien Senior Secured Loan	8.57% (S + 4.75%)	1/30/2031	6,641,965	6,607,574	6,641,965
Aptean Inc. (7)(11)	First Lien Senior Secured Revolving Loan	10.75% (S + 4.75%)	1/30/2031	150,932	147,762	137,725
Barracuda Networks, Inc. (6)(8)	First Lien Senior Secured Loan	8.34% (S + 4.50%)	8/15/2029	10,214,394	10,043,582	8,361,452
Barracuda Networks, Inc.	Second Lien Senior Secured Loan	10.84% (S + 7.00%)	8/15/2030	4,000,000	3,901,527	2,165,360
Boxer Parent Company Inc. (6)(8)	First Lien Senior Secured Loan	6.82% (S + 3.00%)	7/30/2031	9,875,375	9,839,448	9,861,303
Flexera Software LLC (7)	First Lien Senior Secured Loan	8.60% (S + 4.75%)	8/16/2032	6,791,141	6,791,141	6,732,262
Help/Systems Holdings, Inc. (6)(8)	First Lien Senior Secured Loan	12.22% (S +CSA + 6.00%)	5/21/2029	4,872,649	4,872,649	4,426,509
Help/Systems Holdings, Inc.	Second Lien Senior Secured Loan	12.96% (S in cash, 9% PIK)	5/21/2029	3,729,341	3,729,341	2,517,305
Ivanti Software, Inc. (6)(8)	First Lien Senior Secured Loan	9.64% (S + 5.75%)	6/1/2029	2,384,720	2,364,546	2,467,697
Ivanti Software, Inc. (6)(8)	First Lien Senior Secured Loan	8.64% (S + 4.75%)	6/1/2029	9,892,310	9,892,310	8,269,378
Ivanti Software, Inc.	Second Lien Senior Secured Loan	11.40% (S +CSA + 7.25%)	6/1/2029	3,030,000	3,030,000	1,325,625
Leia Finco US LLC (8)	First Lien Senior Secured Loan	7.19% (S + 3.25%)	10/9/2031	1,994,975	1,985,127	2,004,780
Magenta Security Holdings LLC (6)	First Lien Senior Secured Loan	10.85% (S +CSA + 6.75%)	7/27/2028	641,850	639,195	489,411
Magenta Security Holdings LLC (6)	First Lien Senior Secured Loan	11.10% (S +CSA + 7.00%)	7/27/2028	1,174,081	1,170,511	516,596
Magenta Security Holdings LLC (6)	First Lien Senior Secured Loan	10.35% (S + CSA + 7.00% incl. 5.50% PIK)	7/27/2028	6,355,448	6,341,288	1,493,530
Magenta Security Holdings LLC (6)	First Lien Senior Secured Loan	10.09% (S + 6.25%)	7/27/2028	949,963	941,441	953,526
Metropolis Technologies Inc (7)(8)	First Lien Senior Secured Loan	8.98% (S + 5.25%)	11/3/2032	7,500,000	7,453,125	7,443,750
Mitchell International, Inc. (6)(8)	Second Lien Senior Secured Loan	8.97% (S + 5.25%)	6/7/2032	7,500,000	7,469,488	7,470,938
MRI Software LLC (7)	First Lien Senior Secured Loan	8.42% (S + 4.75%)	2/10/2027	6,277,469	6,233,999	6,277,469
MRI Software LLC (7)(16)	First Lien Senior Secured Revolving Loan	8.44% (S + 4.75%)	10/2/2028	127,274	124,038	124,092
Optimizely North America Inc. (7)	First Lien Senior Secured Loan	8.72% (S + 5.00%)	10/30/2031	4,507,604	4,507,604	4,483,731
Orchid Merger Sub II, LLC (6)	First Lien Senior Secured Loan	8.57% (S +CSA + 4.75%)	7/27/2027	3,559,154	3,498,095	1,739,537
Project Alpha Intermediate Holding, Inc. (6)(8)	First Lien Senior Secured Loan	6.92% (S + 3.25%)	10/26/2030	7,845,675	7,763,855	7,842,301
Proofpoint Inc. (8)	First Lien Senior Secured Loan	6.67% (S + 3.00%)	8/31/2028	3,959,698	3,958,123	3,986,643
Renaissance Holding Corp. (6)(8)	First Lien Senior Secured Loan	7.72% (S + 4.00%)	4/5/2030	11,498,135	11,391,380	10,074,608
Rocket Software, Inc. (6)(8)	First Lien Senior Secured Loan	7.47% (S + 3.75%)	11/28/2028	12,107,130	11,947,759	12,119,721
Starlight Parent LLC (8)	First Lien Senior Secured Loan	7.70% (S + 4.00%)	4/16/2032	2,493,750	2,424,488	2,495,309
Veracode (6)(8)	First Lien Senior Secured Loan	8.69% (S +CSA + 4.75%)	5/2/2029	8,514,000	8,492,190	5,565,389
					147,561,586	127,987,912	27.5%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2025

Portfolio Company(3)	Investment	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Specialty Retail
Great Outdoors Group, LLC (6)(8)	First Lien Senior Secured Loan	6.97% (S + 3.25%)	1/23/2032	$6,906,885	$6,910,398	$6,956,097
Petco Health and Wellness Company Inc (4)(6)(8)	First Lien Senior Secured Loan	7.18% (S +CSA + 3.25%)	3/3/2028	5,811,942	5,480,509	5,762,191
					12,390,907	12,718,288	2.7%
Textiles, Apparel & Luxury Goods
Canada Goose Inc (4)(6)(8)	First Lien Senior Secured Loan	7.37% (S + 3.50%)	8/23/2032	7,000,000	6,982,500	7,001,470
					6,982,500	7,001,470	1.5%
Total debt investments					$1,169,683,646	$1,082,723,315	233.2%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2025

Portfolio Company(3)	Investment	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Structured Note
AIMCO 2015-AA FR4 (4)(19)	Collateralized Loan Obligation	11.41% (S + 7.18%)	10/17/2038	$2,000,000	$1,960,985	$1,939,899
AIMCO 2018-AA FR (4)(19)	Collateralized Loan Obligation	11.57% (S + 7.25%)	10/17/2037	3,000,000	2,971,246	2,882,172
APID 2016-24A DR (4)(19)	Collateralized Loan Obligation	9.95% (S +CSA + 5.80%)	10/20/2030	2,200,000	2,152,191	2,206,289
BABSN 2022-2A ER (4)(19)	Collateralized Loan Obligation	10.80% (S + 6.90%)	7/15/2039	3,000,000	3,055,415	3,004,815
CBAMR 2018-8A E1R (4)(19)	Collateralized Loan Obligation	11.30% (S + 7.40%)	7/15/2037	1,000,000	1,020,513	1,014,285
CGMS 2020-2A ER (4)(19)	Collateralized Loan Obligation	12.65% (S +CSA + 8.53%)	1/25/2035	4,000,000	3,917,139	3,727,602
CIFC 2023-2A E (4)(19)	Collateralized Loan Obligation	11.84% (S + 7.97%)	1/21/2037	2,700,000	2,761,264	2,760,819
ELM14 2022-1A FR (4)(19)	Collateralized Loan Obligation	12.28% (S + 8.01%)	10/20/2038	1,500,000	1,456,299	1,458,631
ELM20 2022-7A ER (4)(19)	Collateralized Loan Obligation	9.88% (S + 6.00%)	1/17/2037	2,400,000	2,432,686	2,404,159
ELMW2 2019-2A FRR (4)(19)	Collateralized Loan Obligation	12.15% (S + 7.82%)	10/20/2037	2,000,000	1,927,798	1,977,704
ELMW8 2021-1X ER (4)(19)	Collateralized Loan Obligation	10.13% (S + 6.25%)	4/20/2037	2,250,000	2,293,501	2,240,870
GLM 2021-9A FR (4)(19)	Collateralized Loan Obligation	12.34% (S + 8.46%)	4/20/2037	3,000,000	2,921,738	2,961,785
MORGN 2020-6A F (4)(19)	Collateralized Loan Obligation	12.16% (S +CSA + 8.04%)	10/23/2034	2,800,000	2,743,300	2,490,592
POST 2018-1X FR (4)(19)	Collateralized Loan Obligation	13.89% (S + 10.00%)	10/16/2037	2,070,000	1,977,462	2,064,202
THAYR 2017-1A ER (4)(19)	Collateralized Loan Obligation	13.02% (S +CSA + 8.87%)	4/20/2034	1,300,000	1,272,461	1,166,528
Total CLO Mezzanine					34,863,998	34,300,352	7.4%

Structured Subordinated Note
BABSN 2018-4A SUB (4)(19)	Collateralized Loan Obligation	NA	10/15/2030	4,000,000	164,605	153,200
DRSLF 2020-86A SUB (4)(19)	Collateralized Loan Obligation	NA	7/17/2034	6,000,000	2,675,583	1,979,467
HLM 12A-18 SUB (4)(19)	Collateralized Loan Obligation	NA	7/18/2031	7,500,000	28,943	25,500
LNGPT 2017-1A SUB (4)(19)	Collateralized Loan Obligation	NA	1/17/2030	6,358,000	468,702	468,585
REG12 2019-1A SUB (4)(19)	Collateralized Loan Obligation	NA	10/15/2032	6,000,000	3,159,484	2,572,372
SPEAK 2017-4A SUB (4)(19)	Collateralized Loan Obligation	NA	10/26/2034	5,000,000	1,828,965	884,283
STRAS 2021-1A SUB (4)(19)	Collateralized Loan Obligation	NA	12/29/2029	2,000,000	-	4,200
Total CLO Equity					8,326,282	6,087,607	1.3%

Portfolio Company(3)	Investment	Number of Shares	Cost	Fair Value	Percentage of Net Assets
Equity Investments
Diversified Telecommunication Services
Mitel Networks (19)	Common Units	3,061	$30,610	$7,668
			30,610	7,668	0.0%
Healthcare Providers and Services
New WPCC Parent, LLC (6)(19)	Class A Common Units	62,372	23,390	38,983
New WPCC Parent, LLC (19)	Series A Preferred Units	60,894	766,824	426,258
Recovery Solutions Parent, LLC (6)(19)	Common Units	98,983	2,229,831	2,152,880
			3,020,045	2,618,121	0.6%
Hotels, Restaurants and Leisure
Aimbridge Acquisition Co., Inc. (6)(8)(19)	Common Shares	70,561	4,657,026	4,762,868
			4,657,026	4,762,868	1.0%
IT Services
PVKG Investments Holdings Inc (19)	Common Shares	89,288	1,258,194	424,118
			1,258,194	424,118	0.1%
Total Equity Investments			8,965,875	7,812,775	1.7%

Total Equity and Other Investments			52,156,155	48,200,734	10.4%

Portfolio Company(3)	Investment	Number of Shares	Cost	Fair Value	Percentage of Net Assets
Short-Term Investments
Fidelity Investments Money Market Government Portfolio - Institutional Class, 4.08% (6)(7)(10)		43,912,610	$43,912,610	$43,912,610	9.5%
Morgan Stanley Liquidity Funds US Dollar Treasury Liquidity Fund - Institutional Class, 3.97% (8)(10)		28,803,659	28,803,659	28,803,659	6.2%
Total Short-Term Investments			72,716,269	72,716,269	15.7%
Total Investments			$1,294,556,070	$1,203,640,318	259.3%
Liabilities in Excess of Other Assets				(739,517,146)	(159.3)%
Net Assets				$464,123,172	100.0%

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
(17)
Of the $148,535 commitment to USIC Holdings, Inc, $63,572 was unfunded as of December 31, 2025.
(18)
Of the $321,872 commitment to USIC Holdings, Inc, $171,052 was unfunded as of December 31, 2025.
(19)
Securities acquired in transactions exempt from registration under the Securities Act and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2025, the aggregate fair value of these securities is $56.1 million or 12.1% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
Aimbridge Acquisition Co., Inc.	Common Shares	3/11/2025
AIMCO 2015-AA FR4	Collateralized Loan Obligation	8/14/2025
AIMCO 2018-AA FR	Collateralized Loan Obligation	7/17/2025
Altice Financing S.A.	Corporate Bond	12/8/2023
APID 2016-24A DR	Collateralized Loan Obligation	3/5/2024
BABSN 2018-4A SUB	Collateralized Loan Obligation	5/12/2022
BABSN 2022-2A ER	Collateralized Loan Obligation	11/15/2024
CBAMR 2018-8A E1R	Collateralized Loan Obligation	11/18/2024
CGMS 2020-2A ER	Collateralized Loan Obligation	11/5/2021
CIFC 2023-2A E	Collateralized Loan Obligation	2/21/2024
DRSLF 2020-86A SUB	Collateralized Loan Obligation	11/16/2021
ELM14 2022-1A FR	Collateralized Loan Obligation	8/1/2025
ELM20 2022-7A ER	Collateralized Loan Obligation	11/15/2024
ELMW2 2019-2A FRR	Collateralized Loan Obligation	7/17/2025
ELMW8 2021-1X ER	Collateralized Loan Obligation	11/15/2024
GLM 2021-9A FR	Collateralized Loan Obligation	3/27/2024
HLM 12A-18 SUB	Collateralized Loan Obligation	1/28/2022
KOBE US Midco 2 Inc	Corporate Bond	11/8/2021
LNGPT 2017-1A SUB	Collateralized Loan Obligation	11/17/2021
Mitel Networks	Common Units	6/20/2025
MORGN 2020-6A F	Collateralized Loan Obligation	11/9/2021
National Mentor Holdings, Inc.	Corporate Bond	12/12/2025
New WPCC Parent, LLC	Class A Common Units	5/9/2025
New WPCC Parent, LLC	Series A Preferred Units	5/9/2025
POST 2018-1X FR	Collateralized Loan Obligation	11/20/2025
PVKG Investments Holdings Inc	Common Shares	6/4/2024
Recovery Solutions Parent, LLC	Common Units	1/27/2025
REG12 2019-1A SUB	Collateralized Loan Obligation	11/17/2021
Smyrna Ready Mix Concrete	Corporate Bond	7/10/2025
SPEAK 2017-4A SUB	Collateralized Loan Obligation	1/28/2022
STRAS 2021-1A SUB	Collateralized Loan Obligation	11/15/2021
THAYR 2017-1A ER	Collateralized Loan Obligation	12/15/2021

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Organization

Organization

Palmer Square Capital BDC Inc. (the “Company”) is a financial services company that primarily lends to and invests in corporate debt securities of companies, including small to large private U.S. companies. The Company was organized as a Maryland corporation on August 26, 2019 and is structured as an externally managed, non-diversified closed-end management investment company. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Beginning with its taxable year ending December 31, 2020, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) and expects to qualify as a RIC each year thereafter. The Company commenced operations on January 23, 2020. Palmer Square BDC Funding I, LLC (“PS BDC Funding”) was formed on January 21, 2020 and entered into a senior, secured revolving credit facility with Bank of America, N.A. (“BofA N.A.”). Palmer Square BDC Funding II, LLC (“PS BDC Funding II”) was formed on September 8, 2020 and entered into a senior, secured credit facility with Wells Fargo Bank, National Association (“WFB”).

The Company’s investment objective is to maximize total return, comprised of current income and capital appreciation. The Company’s current investment focus is guided by two strategies that facilitate its investment opportunities and core competencies: (1) investing in corporate debt securities and, to a lesser extent, (2) investing in collateralized loan obligation (“CLO”) structured credit funds that typically own corporate debt securities, including the equity and junior debt tranches of CLOs. To a limited extent, the Company may enter into derivatives transactions, which may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of the Company’s portfolio positions from changes in currency exchange rates and market interest rates or to earn income and enhance the Company’s total returns. The Company may receive or purchase warrants or rights to acquire equity or other securities in connection with making a debt investment in a company. During the three months ended March 31, 2026 and the years ended December 31, 2025 and 2024, the Company did not enter into any derivative contracts.

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

The Company has four wholly-owned subsidiaries: PS BDC Funding, a special purpose wholly-owned subsidiary established for utilizing the Company’s revolving credit facility with BofA N.A.; PS BDC Funding II, a special purpose wholly-owned subsidiary established for utilizing the Company’s credit facility with WFB; Palmer Square BDC CLO 1, Ltd., a special purpose wholly-owned subsidiary established to be the Issuer in connection with the CLO Transaction (as defined below); and Palmer Square BDC CLO 1, LLC, a special purpose indirect wholly-owned subsidiary established to be the co-issuer in connection with the CLO Transaction. These subsidiaries are consolidated in the financial statements of the Company.

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

Debt Issuance Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs. These expenses are deferred and amortized over the life of the related debt instrument. Debt issuance costs are presented on the consolidated statements of assets and liabilities as a direct deduction from the debt liability. In circumstances in which there is not an associated debt liability amount recorded in the consolidated financial statements when the debt issuance costs are incurred, such debt issuance costs will be reported on the consolidated statements of assets and liabilities as an asset until the debt liability is recorded. As of March 31, 2026, the balance of debt issuance costs was $(1.2) million, representing deferred financing costs of $6.2 million less accrued interest of $7.4 million, included in the BoA Credit Facility, WF Credit Facility and CLO Transaction (each as defined below), and is presented on a net basis of $400.4 million for the BoA and WF Credit Facilities and $301.9 million for the CLO Transaction on the consolidated statements of assets and liabilities. As of December 31, 2025, the balance of debt issuance costs was $0.4 million, representing deferred financing costs of $6.6 million less accrued interest of $6.2 million, included in the BoA Credit Facility, WF Credit Facility, and CLO Transaction (each as defined below), and is presented on a net basis of $414.4 million for the BoA Credit Facility and WF Credit Facility and $302.1 million for the CLO Transaction on the consolidated statements of assets and liabilities.

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

A loan may be taken off non-accrual status if past due payments are made, and if management determines the issuer is likely to remain current on future payments. Management may make exceptions to this policy if the loan has sufficient collateral value or is in the process of collection. Management may also leave a loan on accrual status while actively seeking recovery of past due payment. As of March 31, 2026, the Company had one portfolio company on non-accrual status. As of March 31, 2026, loans on non-accrual status represented less than 0.01% of the total investments at fair value (or 0.90% at amortized cost). As of December 31, 2025, the Company had three portfolio companies on non-accrual status. As of December 31, 2025, loans on non-accrual status represented 0.09% of the total investments at fair value (or 1.34% at amortized cost).

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

“Pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense and dividends paid on any outstanding preferred stock, but excluding the Income Incentive Fee). “Pre-incentive fee net investment income” includes, in the case of investments with a deferred interest feature such as market discount, original issue discount (“OID”), debt instruments with PIK interest, preferred stock with PIK dividends and zero-coupon securities, accrued income that the Company has not yet received in cash.

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

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt	$1,116,137,451	$1,012,739,979	$1,088,644,221	$1,014,924,713
Second-lien senior secured debt	67,398,975	52,349,550	72,146,972	59,868,971
Corporate Bonds	8,918,509	7,697,137	8,892,453	7,929,631
CLO Mezzanine	31,089,182	28,006,290	34,863,998	34,300,352
CLO Equity	7,845,023	4,379,728	8,326,282	6,087,607
Equity	10,398,437	8,099,959	8,965,875	7,812,775
Short-term investments	41,363,891	41,363,891	72,716,269	72,716,269
Total Investments	$1,283,151,468	$1,154,636,534	$1,294,556,070	$1,203,640,318

As of March 31, 2026, approximately 17.8% of the long-term investment portfolio at amortized cost and 18.4% of the long-term investment portfolio measured at fair value, respectively, were invested in non-qualifying assets. As of December 31, 2025, approximately 18.6% of the long-term investment portfolio at amortized cost and 19.2% of the long-term investment portfolio measured at fair value, respectively, were invested in non-qualifying assets. With respect to the Company’s total assets, 17.5% and 17.8% of the Company’s total assets were in non-qualifying assets as defined by Section 55(a) of the 1940 Act as of March 31, 2026 and December 31, 2025, respectively.

The industry composition of investments based on fair value, as a percentage of total investments at fair value, as of March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026	December 31, 2025
Software	10.2%	10.7%
Healthcare Providers and Services	9.3%	8.8%
IT Services	8.5%	9.6%
Professional Services	7.4%	7.3%
Chemicals	5.6%	5.4%
Construction and Engineering	5.4%	5.0%
Diversified Financial Services	5.3%	5.0%
Short-Term Investments	3.6%	6.0%
Electronic Equipment, Instruments and Components	3.4%	3.3%
Commercial Services and Supplies	3.0%	2.0%
Insurance	2.9%	3.5%
Containers and Packaging	2.5%	2.2%
Structured Note	2.4%	2.8%
Hotels, Restaurants and Leisure	2.3%	2.2%
Machinery	1.9%	1.8%
Metals and Mining	1.9%	1.3%
Food Products	1.8%	2.5%
Building Products	1.7%	1.8%
Media	1.5%	1.6%
Aerospace and Defense	1.4%	1.1%
Healthcare Technology	1.4%	0.6%
Auto Components	1.4%	1.6%
Interactive Media Services	1.3%	1.3%
Healthcare Equipment and Supplies	1.3%	0.7%
Household Durables	1.2%	1.2%
Diversified Telecommunication Services	1.1%	0.7%
Energy Equipment and Services	0.9%	0.9%
Pharmaceuticals	0.9%	0.7%
Independent Power and Renewable Electricity Producers	0.8%	1.2%
Specialty Retail	0.8%	1.1%
Road and Rail	0.7%	0.7%
Industrial Conglomerates	0.7%	0.7%
Entertainment	0.7%	0.2%
Diversified Consumer Services	0.7%	1.1%
Real Estate Management and Development	0.7%	0.6%
Textiles, Apparel & Luxury Goods	0.6%	0.6%
Trading Companies and Distributors	0.6%	—
Electrical Equipment	0.5%	0.5%
Structured Subordinated Note	0.4%	0.5%
Restaurants	0.4%	0.3%
Automotive	0.3%	0.3%
Construction Materials	0.3%	0.3%
Household Products	0.2%	0.3%
Oil, Gas & Consumable Fuels	0.1%	—
Total	100%	100%

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

Investments in private investment companies measured based upon NAV as a practical expedient to determine fair value are not required to be categorized in the fair value hierarchy. As of March 31, 2026 and as of December 31, 2025, there were no investments accounted for using the practical expedient.

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

The following table presents the fair value hierarchy of investments as of March 31, 2026:

	Fair Value Hierarchy as of March 31, 2026
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$—	$1,012,739,979	$—	$1,012,739,979
Second-lien senior secured debt	—	52,349,550	—	52,349,550
Corporate Bonds	—	7,697,137	—	7,697,137
CLO Mezzanine	—	28,006,290	—	28,006,290
CLO Equity	—	4,379,728	—	4,379,728
Equity	—	8,099,959	—	8,099,959
Short Term Investments	41,363,891	—	—	41,363,891
Total Investments	$41,363,891	$1,113,272,643	$—	$1,154,636,534

The following table presents the fair value hierarchy of investments as of December 31, 2025:

	Fair Value Hierarchy as of December 31, 2025
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$—	$1,014,924,713	$—	$1,014,924,713
Second-lien senior secured debt	—	59,868,971	—	59,868,971
Corporate Bonds	—	7,929,631	—	7,929,631
CLO Mezzanine	—	34,300,352	—	34,300,352
CLO Equity	—	6,087,607	—	6,087,607
Equity	—	7,812,775	—	7,812,775
Short Term Investments	72,716,269	—	—	72,716,269
Total Investments	$72,716,269	$1,130,924,049	$—	$1,203,640,318

The Company did not hold any Level 3 investments during the three months ended March 31, 2026. The following table shows the changes in the fair value of the Company's Level 3 investments during the three months ended March 31, 2025.

Equity
Fair value, beginning of period	$-
Purchases of investments, net	6,886,857
Proceeds from principal payments and sales of investments, net	—
Net change in unrealized gain (loss)	(711,217)
Net accretion of discount on investments	—
Transfers into (out of) Level 3	—
Fair value, end of period	$6,175,640

The Company did not recognize any transfers to or from Level 3 for the three months ended March 31, 2026 and March 31, 2025.

Debt Not Carried at Fair Value

The fair value of the BoA Credit Facility, WF Credit Facility and CLO Transaction, which would be categorized as Level 3 within the fair value hierarchy as of March 31, 2026, approximates their respective carrying values because the BoA Credit Facility, WF Credit Facility and CLO Transaction each have variable interest based on selected short-term rates.

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, BDCs are permitted to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 150% after such borrowing. As of March 31, 2026, the Company’s asset coverage ratio was 159%.

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

On March 29, 2024, the Company entered into a fourth amendment to the BoA Credit Facility (the “BoA Credit Facility Fourth Amendment”) that amends the BoA Credit Facility to, among other things: (i) extend the facility maturity date; (ii) update arrangements for the calculation of the fee on unused commitments; and (iii) provide for payment of an extension fee. The following describes the terms of the BoA Credit Facility as amended by the BoA Credit Facility Fourth Amendment.

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

Debt obligations under the BoA Credit Facility consisted of the following as of March 31, 2026:

	March 31, 2026
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
BoA Credit Facility	$525,000,000	$246,875,850	$278,124,150	$246,574,681
Total debt	$525,000,000	$246,875,850	$278,124,150	$246,574,681

(1)
The amount available reflects any limitations related to the BoA Credit Facility’s borrowing base.
(2)
The carrying value of the BoA Credit Facility is presented net of deferred financing costs of $2.0 million and accrued interest of $1.7 million.

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

Average debt outstanding under the BoA Credit Facility during the three months ended March 31, 2026 and the year ended December 31, 2025, was $253.1 million and $316.1 million, respectively.

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

For the three months ended March 31, 2026 and March 31, 2025, the components of interest expense with respect to the BoA Credit Facility were as follows:

	For the Three Months Ended March 31,
	2026	2025
Interest expense	$3,816,589	$5,288,279
Amortization of debt issuance costs	267,673	267,673
Total interest expense	$4,084,262	$5,555,952
Average interest rate	5.09%	5.73%

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

Debt obligations under the WF Credit Facility consisted of the following as of March 31, 2026:

	March 31, 2026
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
WF Credit Facility	$200,000,000	$154,279,239	$45,720,761	$153,869,030
Total debt	$200,000,000	$154,279,239	$45,720,761	$153,869,030

(1)
The amount available reflects any limitations related to the WF Credit Facility’s borrowing base.
(2)
The carrying value of the WF Credit Facility is presented net of deferred financing costs of $2.6 million and accrued interest of $2.2 million.

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

Average debt outstanding under the WF Credit Facility during the three months ended March 31, 2026 and the year ended December 31, 2025 was $154.3 million and $154.7 million, respectively.

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

For the three months ended March 31, 2026 and March 31, 2025, the components of interest expense with respect to the WF Credit Facility were as follows:

	For the Three Months Ended March 31,
	2026	2025
Interest expense	$2,239,602	$2,699,915
Amortization of debt issuance costs	138,038	122,667
Total interest expense	$2,377,640	$2,822,582
Average interest rate	5.61%	6.84%

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

The following table presents information on the Notes issued in the CLO Transaction as of March 31, 2026:

		March 31, 2026
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

For the three months ended March 31, 2026 and March 31, 2025, the components of interest expense with respect to the Notes were as follows:

	For the Three Months Ended March 31,
	2026	2025
Interest expense	$4,086,542	$4,556,850
Amortization of debt issuance costs	34,373	34,373
Total interest expense	$4,120,915	$4,591,223
Average interest rate	5.45%	6.08%

Note 7. Share Transactions

Offering Proceeds

During the three months ended March 31, 2026, the Company did not issue or sell any shares. During the three months ended March 31, 2025, the Company issued and sold 32,662 shares at an aggregate purchase price of $0.5 million. These amounts include shares issued in reinvestment.

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

If participants withdraw from the plan or the plan is terminated, the plan administrator will cause the shares held for the participant under the plan to be delivered to the participant. If an investor holds common stock with a brokerage firm that does not participate in the plan, such investor will not be able to participate in the plan and any dividend reinvestment may be effected on different terms than those described above.

For the three months ended March 31, 2026, the Company did not issue new shares of its common stock pursuant to the Company's dividend reinvestment plan.

Open Market Share Repurchase Plans

The Board authorized the Company to repurchase shares of its common stock through an open-market share repurchase program for up to $20 million in the aggregate of shares of the Company’s common stock through 12 months from the date of the IPO. Pursuant to such authorization and concurrently with the closing of the IPO, the Company entered into a share repurchase plan (the “Company Rule 10b5-1 Stock Repurchase Plan”) to acquire up to $15 million in the aggregate of shares of its common stock, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The Company Rule 10b5-1 Stock Repurchase Plan commenced on March 23, 2024, beginning 60 calendar days following the end of the “restricted period” under Regulation M, and terminated upon the effectiveness of the Extended Company Rule 10b5-1 Stock Repurchase Plan (as defined below). Concurrently with the closing of the IPO, the Company also entered into a letter agreement (the “Company Rule 10b-18 Repurchase Plan”) with J.P. Morgan Securities LLC (“JPMS”), pursuant to which JPMS acts as non-exclusive agent for the Company in connection with the Company's program to repurchase shares of its common stock in the open market, in accordance with Rule 10b-18 under the Exchange Act. The Company Rule 10b-18 Repurchase Plan was entered into on January 22, 2024 and will continue until terminated by either party upon written notice to the other party.

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

The Company Rule 10b5-1 Stock Repurchase Plan, Extended Company Rule 10b5-1 Stock Repurchase Plan, and Company Rule 10b-18 Repurchase Plan are intended to allow the Company to repurchase shares of its common stock at times when it otherwise might be prevented from doing so under insider trading laws. The Company Rule 10b5-1 Stock Repurchase Plan and Extended Company Rule 10b5-1 Stock Repurchase Plan will require the Company’s agent to repurchase shares of the Company’s common stock on the Company’s behalf when the market price per share of the Company’s common stock is below the most recently reported NAV per share of common stock. Under the Company Rule 10b5-1 Stock Repurchase Plan and Extended Company Rule 10b5-1 Stock Repurchase Plan, the agent will increase the volume of purchases made as the price of the Company’s common stock declines, subject to volume restrictions.

The repurchase of shares pursuant to the Company Rule 10b5-1 Stock Repurchase Plan, Extended Company Rule 10b5-1 Stock Repurchase Plan, and Company Rule 10b-18 Repurchase Plan are intended to satisfy the conditions of Rule 10b5-1 and Rule 10b-18 under the Exchange Act and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances.

On November 3, 2025, the Board authorized the Company to repurchase an additional $5 million of shares of its common stock through its open-market share repurchase program and extended the Company’s open-market share repurchase program to expire on January 22, 2027. Pursuant to the program, the Company may, from time to time, purchase shares of its common stock in the open market, subject to market conditions and other factors. The Company will determine the timing and amount of repurchases based on its evaluation of market conditions and other factors.

For the three months ended March 31, 2026, the Company repurchased 140,149 shares of its common stock pursuant to the Company Rule 10b5-1 Stock Repurchase Plan, Extended Company Rule 10b5-1 Stock Repurchase Plan, and Company Rule 10b-18 Repurchase Plan.

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

For the three months ended March 31, 2026, PSCM purchased 67,875 shares of the Company’s common stock pursuant to the PSCM Rule 10b5-1 Stock Purchase Plan and Extended PSCM Rule 10b5-1 Stock Purchase Plan.

Note 8. Dividends and Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table summarizes the Company’s dividend declarations and distributions during the three months ended March 31, 2026:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
2/26/2026	3/27/2026	4/9/2026	$0.360	$11,203,493	-	$-
3/19/2026	3/27/2026	4/9/2026	0.010	311,208	-	-

The following table summarizes the Company’s dividend declarations and distributions during the year ended December 31, 2025:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
2/27/2025	3/28/2025	4/10/2025	$0.360	$11,552,886	12,507	$161,965	(1)
3/24/2025	3/28/2025	4/10/2025	0.030	962,741	1,042	13,497	(1)
5/7/2025	6/27/2025	7/14/2025	0.360	11,573,928	1,857	26,446	(2)
6/23/2025	6/27/2025	7/14/2025	0.060	1,928,988	310	4,408	(2)
8/6/2025	9/26/2025	10/14/2025	0.360	11,462,765	2,119	26,836	(3)
9/23/2025	9/26/2025	10/14/2025	0.060	1,910,460	353	4,473	(3)
11/5/2025	12/29/2025	1/14/2026	0.360	11,226,221	2,287	27,726	(4)
12/23/2025	12/29/2025	1/14/2026	0.070	2,182,877	445	5,391	(4)
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
(4)
In accordance with the Company’s dividend reinvestment plan, 2,731 shares of the Company’s stock were purchased in the open market at an average price of $12.13 and such shares were allocated to stockholders of the Company participating in the dividend reinvestment plan.

Note 9. Commitments and Contingencies

As of March 31, 2026 and December 31, 2025, the Company had an aggregate of $20.3 million and $21.5 million, respectively, of unfunded commitments to provide debt financing to its portfolio companies. As of each of March 31, 2026 and December 31, 2025, there were no capital calls or draw requests made by the portfolio companies to fund these commitments. Such commitments are generally up to the Company’s discretion to approve or are subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the composition of the unfunded commitments as of March 31, 2026 is shown in the table below:

	Expiration Date (1)	As of March 31, 2026
Azuria Water Solutions, Inc.	4/24/2028	$352,941
American Rock Salt Company LLC	9/19/2026	304,582
Aptean Inc.	1/30/2031	407,516
Cooper's Hawk Intermediate Holding LLC	7/29/2027	368,421
Cooper's Hawk Intermediate Holding LLC	7/29/2031	368,421
Deerfield Dakota Holding, LLC	9/12/2032	685,714
Dwyer Instruments, LLC	7/21/2029	665,212
Edition Holdings Inc	12/20/2027	1,611,414
Galway Borrower LLC	2/7/2028	3,326,023
Galway Borrower LLC	9/30/2028	346,762
GC Ferry Acquisition Inc	8/16/2027	1,312,500
Lido Purchaser, Inc.	4/3/2028	2,222,222
Logrhythm, Inc.	7/2/2029	636,364
Minotaur Acquisition, Inc.	5/10/2030	697,674
MRI Software LLC	2/10/2027	477,278
Optimizely North America Inc.	10/30/2031	458,333
PT Intermediate Holdings III, LLC	4/8/2026	583,313
Radwell Parent, LLC	4/1/2030	1,316,591
Radwell Parent, LLC	4/1/2030	249,045
Raven Acquisition Holdings LLC	11/19/2026	200,468
US Fertility Enterprises, LLC	12/30/2027	657,895
USIC Holdings, Inc.	9/10/2026	46,152
USIC Holdings, Inc.	9/10/2031	42,303
Vacation Rental Brands, LLC	10/15/2027	2,948,778
Total unfunded commitments		$20,285,922

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

Note 10. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of each of March 31, 2026 and March 31, 2025, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of common stock for the three months ended March 31, 2026 and March 31, 2025:

	For the Three Months Ended March 31,
	2026	2025
Net increase (decrease) in net assets resulting from operations	$(37,236,966)	$(8,389,211)
Weighted average shares of common stock outstanding - basic and diluted	31,187,746	32,602,053
Earnings (loss) per share of common stock - basic and diluted	$(1.19)	$(0.26)

Note 11. Financial Highlights

The following per share of common stock data has been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights for the three months ended March 31, 2026 and March 31, 2025:

	For the Three Months Ended
	March 31,
	2026	2025
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$14.85	$16.50

Results of Operations:
Net Investment Income(1)	0.35	0.40
Net Realized and Unrealized Gain (Loss) on Investments(4)	(1.53)	(0.66)
Net Increase (Decrease) in Net Assets Resulting from Operations	(1.18)	(0.26)

Distributions to Common Stockholders
Distributions from Net Investment Income	(0.37)	(0.39)
Net Decrease in Net Assets Resulting from Distributions	(0.37)	(0.39)

Net Asset Value, End of Period	$13.30	$15.85

Shares Outstanding, End of Period	31,120,814	32,534,040

Ratio/Supplemental Data
Net assets, end of period	$413,782,758	$515,807,254
Weighted-average shares outstanding	31,187,746	32,602,053
Total Return(3)	(7.22)%	(1.05)%
Portfolio turnover	7%	8%
Ratio of operating expenses to average net assets without waiver(2)	13.74%	13.72%
Ratio of operating expenses to average net assets with waiver(2)	13.74%	13.72%
Ratio of net investment income (loss) to average net assets without waiver(2)	9.99%	9.68%
Ratio of net investment income (loss) to average net assets with waiver(2)	9.99%	9.68%

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

Distributions

On April 9, 2026, the Company paid a distribution in the amount of $11,514,701, or $0.37 per share, to shareholders on record as of March 27, 2026.

Unfunded Capital Commitments

On April 7, 2026, $23,888.89 of the outstanding commitment to Vacation Rental Brands, LLC was funded. On April 16, 2026, $57,777.78 of the outstanding commitment to Vacation Rental Brands, LLC was funded. On April 21, 2026, $400,000.00 of the outstanding commitment to Vacation Rental Brands, LLC was funded. The balance of the remaining unfunded commitment was $2,467,111.10 as of such date.

On April 8, 2026, the outstanding commitment to PT Intermediate Holdings III, LLC expired. The balance of the remaining unfunded commitment was $0 as of such date.

On April 10, 2026, $58,110.61 of the outstanding commitment to Radwell Parent, LLC was funded. On April 17, 2026, $8,301.51 was paid down on the Radwell Parent, LLC facility. On April 24, 2026, $8,301.51 was paid down on the Radwell Parent, LLC facility. On April 30, 2026, $8,301.52 was paid down on the Radwell Parent, LLC facility. The balance of the remaining unfunded commitment was $215,839.38 as of such date.

On April 21, 2026, $78,947.37 of the outstanding commitment to Cooper's Hawk Intermediate Holding LLC was funded. The balance of the remaining unfunded commitment was $289,473.68 as of such date.

On April 28, 2026, $11,913.31 was paid down on the Galway Borrower LLC facility. The balance of the remaining unfunded commitment was $358,675.65 as of such date.

On April 30, 2026, $103,508.11 was paid down on the Dwyer Instruments, LLC facility. The balance of the remaining unfunded commitment was $768,720.24 as of such date.

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
•
uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union, China, the Middle East, Latin America, and ongoing conflicts in the Middle East and South America and the Russia-Ukraine war;
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
loss of key personnel;
•
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

Portfolio and Investment Activity

As of March 31, 2026, our weighted average total yield to maturity of debt and income producing securities at fair value was 11.73%, and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 8.26%.

As of December 31, 2025, our weighted average total yield to maturity of debt and income producing securities at fair value was 11.30%, and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 8.15%.

As of March 31, 2026, we had 283 debt and equity investments in 214 portfolio companies with an aggregate fair value of approximately $1.2 billion.

As of December 31, 2025, we had 264 debt and equity investments in 205 portfolio companies with an aggregate fair value of approximately $1.2 billion.

Our investment activity for the three months ended March 31, 2026 and March 31, 2025 is presented below (information presented herein is at amortized cost unless otherwise indicated).

	For the Three Months Ended March 31,
	2026	2025
New investments:
Gross investments	$109,362,638	$104,323,107
Less: sold investments	(79,939,687)	(144,369,364)
Total new investments	29,422,951	(40,046,257)

Principal amount of investments funded:
First-lien senior secured debt investments	$103,290,194	$97,436,250
Second-lien senior secured debt investments	2,500,000	—
Corporate bonds	1,000,000	—
Collateralized securities and structured products - debt	1,406,500	—
Common stock	1,165,944	6,886,857
Preferred Stock	—	—
Total principal amount of investments funded	109,362,638	104,323,107

Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$67,757,902	$138,003,373
Second-lien senior secured debt investments	5,584,634	3,203,994
Corporate Bonds	1,011,250	—
Collateralized securities and structured products - debt	5,193,165	2,900,000
CLO Equity	392,736	261,997
Total principal amount of investments sold or repaid	$79,939,687	$144,369,364

Our investment activity for the three months ended March 31, 2026 and March 31, 2025 is presented below (information presented herein is at par unless otherwise indicated). New investment commitment refers to long-term funded commitments in new securities made during the period that remained outstanding as of March 31, 2026 and March 31, 2025, respectively.

	For the Three Months Ended March 31,
	2026	2025
Number of new investment commitments	42	23
Average new investment commitment amount	$2,096,070	$3,855,336
Weighted average maturity for new investment commitments	5.65 years	5.59 years
Percentage of new debt investment commitments at floating rates	100.00%	100.00%
Percentage of new debt investment commitments at fixed rates	0.00%	0.00%
Weighted average interest rate of new investment commitments(1)	7.38%	8.52%
Weighted average spread over reference rate of new floating rate investment commitments(2)	3.87%	4.21%
Weighted average interest rate on long-term investments sold or paid down	8.09%	8.33%

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

As of March 31, 2026 and December 31, 2025, our investments consisted of the following:

	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt	$1,116,137,451	$1,012,739,979	$1,088,644,221	$1,014,924,713
Second-lien senior secured debt	67,398,975	52,349,550	72,146,972	59,868,971
Corporate Bonds	8,918,509	7,697,137	8,892,453	7,929,631
CLO Mezzanine	31,089,182	28,006,290	34,863,998	34,300,352
CLO Equity	7,845,023	4,379,728	8,326,282	6,087,607
Equity	10,398,437	8,099,959	8,965,875	7,812,775
Short-term investments	41,363,891	41,363,891	72,716,269	72,716,269
Total Investments	$1,283,151,468	$1,154,636,534	$1,294,556,070	$1,203,640,318

The table below describes investments by industry composition based on fair value as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Software	10.2%	10.7%
Healthcare Providers and Services	9.3%	8.8%
IT Services	8.5%	9.6%
Professional Services	7.4%	7.3%
Chemicals	5.6%	5.4%
Construction and Engineering	5.4%	5.0%
Diversified Financial Services	5.3%	5.0%
Short-Term Investments	3.6%	6.0%
Electronic Equipment, Instruments and Components	3.4%	3.3%
Commercial Services and Supplies	3.0%	2.0%
Insurance	2.9%	3.5%
Containers and Packaging	2.5%	2.2%
Structured Note	2.4%	2.8%
Hotels, Restaurants and Leisure	2.3%	2.2%
Machinery	1.9%	1.8%
Metals and Mining	1.9%	1.3%
Food Products	1.8%	2.5%
Building Products	1.7%	1.8%
Media	1.5%	1.6%
Aerospace and Defense	1.4%	1.1%
Healthcare Technology	1.4%	0.6%
Auto Components	1.4%	1.6%
Interactive Media Services	1.3%	1.3%
Healthcare Equipment and Supplies	1.3%	0.7%
Household Durables	1.2%	1.2%
Diversified Telecommunication Services	1.1%	0.7%
Energy Equipment and Services	0.9%	0.9%
Pharmaceuticals	0.9%	0.7%
Independent Power and Renewable Electricity Producers	0.8%	1.2%
Specialty Retail	0.8%	1.1%
Road and Rail	0.7%	0.7%
Industrial Conglomerates	0.7%	0.7%
Entertainment	0.7%	0.2%
Diversified Consumer Services	0.7%	1.1%
Real Estate Management and Development	0.7%	0.6%
Textiles, Apparel & Luxury Goods	0.6%	0.6%
Trading Companies and Distributors	0.6%	—
Electrical Equipment	0.5%	0.5%
Structured Subordinated Note	0.4%	0.5%
Restaurants	0.4%	0.3%
Automotive	0.3%	0.3%
Construction Materials	0.3%	0.3%
Household Products	0.2%	0.3%
Oil, Gas & Consumable Fuels	0.1%	—
Total	100%	100%

The table below shows the weighted average yields and interest rate of our debt investments at fair value as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Weighted average total yield of debt and income producing securities(1)	11.73%	11.30%
Weighted average interest rate of debt and income producing securities(2)	8.09%	8.25%
Weighted average spread over reference rate of all floating rate investments (3)	4.41%	4.46%

(1)
The weighted average yield of our debt and income producing securities is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of our fees and expenses. There can be no assurance that the weighted average yield will remain at its current level. Amounts in this table exclude short-term investments.
(2)
CLO equity securities are considered income producing securities but do not have an ascribed interest rate, and therefore are excluded from the calculation.
(3)
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

4. Performing At or Above Plan/Add on Relative Where Applicable

3. Hold/Fair Value

2. Sell Opportunistically/Don’t Add

1. Sell Now Where Possible/Potential for Impairment.

The following table shows the distribution of our debt and equity investments on the 1 to 5 investment risk rating scale range at fair value as of March 31, 2026 and December 31, 2025:

		March 31, 2026		December 31, 2025
Scale Range	Designation	Investments at Fair Value (In thousands)	Percentage of Total Debt and Equity Investments	Investments at Fair Value (In thousands)	Percentage of Total Debt and Equity Investments
5	Add Now Where Possible/Outperforming or Compelling Relative Value	$4,515	0.4%	$4,522	0.4%
4	Performing At or Above Plan/Add on Relative Where Applicable	678,673	62.8%	670,428	61.5%
3	Hold/Fair Value	313,792	29.0%	341,140	31.3%
2	Sell Opportunistically/Don't Add	83,907	7.8%	74,446	6.8%
1	Sell Now Where Possible/Potential for Impairment	-	0.0%	-	0.0%
Total Debt and Equity Investments		$1,080,887	100.0%	$1,090,536	100.0%
Excluded from Ratings:
CLO Mezzanine		28,006		34,300
CLO Equity		4,380		6,088
Short-Term Investments		41,364		72,716
Total Investments		$1,154,637		$1,203,640

Results of Operations

The following table represents the operating results for the three months ended March 31, 2026 and March 31, 2025:

	For the Three Months Ended March 31,
	2026	2025
Total investment income	$26,216,714	$31,214,279
Less: Net expenses	15,180,064	18,301,128
Net investment income	11,036,650	12,913,151
Net realized gains (losses) on investments	(10,674,426)	(5,894,493)
Net change in unrealized gains (losses) on investments	(37,599,190)	(15,407,869)
Net increase (decrease) in net assets resulting from operations	$(37,236,966)	$(8,389,211)

Investment Income

Investment income for the three months ended March 31, 2026 and March 31, 2025, was as follows:

	For the Three Months Ended March 31,
	2026	2025
Interest from investments	$25,098,926	$29,819,663
Dividend income	421,134	574,336
Payment-in-kind interest income	430,961	507,850
Other income	265,693	312,430
Total investment income	$26,216,714	$31,214,279

For the three months ended March 31, 2026 and March 31, 2025, total investment income was driven by interest income from our investments. Total investment income is lower for the three months ended March 31, 2026 compared to the prior year period due to the investment portfolio primarily consisting of floating rate loans in a falling rate environment. The size of our investment portfolio at fair value was approximately $1.2 billion as of December 31, 2025 and March 31, 2026, respectively. As of March 31, 2026, loans on non-accrual status represented less than 0.01% of the total investments at fair value (or 0.90% at amortized cost). As of December 31, 2025, loans on non-accrual status represented 0.09% of the total investments at fair value (or 1.34% at amortized cost).

Expenses

Operating expenses for the three months ended March 31, 2026 and March 31, 2025, were as follows:

	For the Three Months Ended March 31,
	2026	2025
Interest expense	$10,582,817	$12,969,757
Incentive fees	1,576,148	1,842,706
Management fees	1,932,888	2,333,675
Other operating expenses	1,051,225	1,118,003
Directors fees	36,986	36,987
Management fee waiver	—	—
Net expenses	$15,180,064	$18,301,128

Net expenses for the three months ended March 31, 2026 were $15.2 million, which consisted of $10.6 million in interest and debt financing, $1.6 million in incentive fees, $1.9 million in management fees, $1.1 million in other operating expenses, and $37 thousand in directors fees.

Net expenses for the three months ended March 31, 2025 were $18.3 million, which consisted of $13.0 million in interest and debt financing, $2.3 million in management fees, $1.8 million in incentive fees, $1.1 million in other operating expenses, and $37 thousand in directors fees.

Interest expense decreased during the three months ended March 31, 2026 compared to the prior year period primarily due to the average interest rate on debt decreasing from 6.07% at March 31, 2025 to 5.36% at March 31, 2026 (average debt outstanding decreased from $806.9 million to $707.4 million during the same period) under our BoA Credit Facility, WF Credit Facility and CLO Transaction. Incentive fees and management fees decreased compared to the prior year period due to lower net investment income and average net assets, respectively.

Net Change in Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three months ended March 31, 2026 and March 31, 2025, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the Three Months Ended March 31,
	2026	2025
Unrealized gains on investments	$29,185,269	$13,006,671
Unrealized (losses) on investments	(66,784,459)	(28,414,540)
Net change in unrealized gains (losses) on investments	$(37,599,190)	$(15,407,869)

The change in unrealized appreciation (depreciation) for three months ended March 31, 2026 and March 31, 2025, totaled ($37.6) million and ($15.4) million, respectively. For the three months ended March 31, 2026, this consisted of net unrealized depreciation of $52.8 million related to existing portfolio investments and net unrealized appreciation of $15.2 million related to exited portfolio investments (a portion of which has been reclassified to realized losses). For the three months ended March 31, 2025, this consisted of net unrealized depreciation of $21.7 million related to existing portfolio investments and net unrealized appreciation of $6.3 million related to exited portfolio investments (a portion of which has been reclassified to realized losses).

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

During the three months ended March 31, 2026, we experienced a net decrease in cash and cash equivalents of $1.7 million. During the period, net cash provided by operating activities was $29.1 million, primarily as a result of proceeds received from sale of investments of $79.9 million, offset by fundings of portfolio investments (excluding investments in short-term investments) of $109.4 million. We funded short-term investments during the period, and as of the end of the period we held $41.4 million in fair value of short-term investments. During the same period, net cash used in financing activities was $30.8 million, primarily consisting of $15.8 million net repayments under the BoA Credit Facility and WF Credit Facility, distributions paid in cash of $13.4 million and payment for the repurchase of common stock of $1.6 million.

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

As of March 31, 2026 and March 31, 2025, we had cash and cash equivalents of $1.5 million and $2.9 million, respectively. As of March 31, 2026, we had $278.1 million in undrawn capacity under the BoA Credit Facility and $45.7 million in undrawn capacity under the WF Credit Facility. As of March 31, 2025, we had $205.9 million in undrawn capacity under the BoA Credit Facility and $20.7 million in undrawn capacity under the WF Credit Facility.

As a BDC, we are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. As of March 31, 2026, our asset coverage ratio was 159%.

Capital Contributions

During the three months ended March 31, 2026, the Company did not issue or sell any shares. During the three months ended March 31, 2025, the Company issued and sold 32,662 shares at an aggregate purchase price of $0.5 million. These amounts include shares issued in reinvestment.

Open Market Share Repurchase Plans

Concurrently with the closing of the IPO, on January 22, 2024, we entered into a share repurchase plan (the “Company Rule 10b5-1 Stock Repurchase Plan”) to acquire up to $15 million in the aggregate of shares of our common stock, if the market price per share of our common stock is below the most recently reported NAV per share, subject to certain limitations. Under the Company Rule 10b5-1 Stock Repurchase Plan, the agent will increase the volume of purchases made as the price of our common stock declines, subject to volume restrictions. The Company Rule 10b5-1 Stock Repurchase Plan commenced on March 23, 2024, and terminated upon the effectiveness of the Extended Company Rule 10b5-1 Stock Repurchase Plan (as defined below). Concurrently with the closing of the IPO, the Company also entered into a letter agreement (the “Company Rule 10b-18 Repurchase Plan”) with J.P. Morgan Securities LLC (“JPMS”), pursuant to which JPMS acts as non-exclusive agent for the Company in connection with the Company's program to repurchase shares of its common stock in the open market, in accordance with Rule 10b-18 under the Exchange Act. The Company Rule 10b-18 Repurchase Plan was entered into on January 22, 2024 and will continue until terminated by either party upon written notice to the other party.

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

On November 3, 2025, our Board authorized us to repurchase an additional $5 million of shares of our common stock through an open-market share repurchase program and extended our open-market share repurchase program to expire on January 22, 2027. Pursuant to the program, we may, from time to time, purchase shares of our common stock in the open market, subject to market conditions and other factors. We will determine the timing and amount of repurchases based on our evaluation of market conditions and other factors.

For the three months ended March 31, 2026, we repurchased 140,149 shares of our common stock pursuant to the Company Rule 10b5-1 Stock Repurchase Plan, Extended Company Rule 10b5-1 Stock Repurchase Plan, and Company Rule 10b-18 Repurchase Plan.

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

For the three months ended March 31, 2026, PSCM purchased 67,875 shares of the Company's common stock pursuant to the PSCM Rule 10b5-1 Stock Purchase Plan and Extended PSCM Rule 10b5-1 Stock Purchase Plan.

Financing Arrangements

Bank of America Credit Facility

On February 18, 2020, we, through a special purpose wholly-owned subsidiary, PS BDC Funding, entered into the Credit Agreement with the Lenders, Bank of America, N.A. as the administrative agent and BofA Securities, as Lead Arranger and Sole Book Manager, pursuant to which the Lenders agreed to provide us with a revolving line of credit.

On March 29, 2024, we entered into a fourth amendment to the BoA Credit Facility (the “BoA Credit Facility Fourth Amendment”) that amends the BoA Credit Facility to, among other things: (i) extend the facility maturity date; (ii) update arrangements for the calculation of the fee on unused commitments, and (iii) provide for payment of an extension fee. The following describes the terms of the BoA Credit Facility as amended by the BoA Credit Facility Fourth Amendment.

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

As of March 31, 2026, we had approximately $246.9 million principal outstanding and $278.1 million of available Commitments under the BoA Credit Facility, and PS BDC Funding was in compliance with the applicable covenants in the BoA Credit Facility on such date.

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

As of March 31, 2026, we had $154.3 million principal outstanding and $45.7 million of available Commitments under the WF Credit Facility, and PS BDC Funding II was in compliance with the applicable covenants in the WF Credit Facility on such date.

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

As of March 31, 2026, we had outstanding indebtedness under the CLO Transaction of $300.0 million.

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

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at March 31, 2026 is as follows:

	Contractual Obligations Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
BoA Credit Facility, Net	$—	$246,574,681	$—	$—	$246,574,681
WF Credit Facility, Net	—	—	153,869,030	—	153,869,030
CLO Transaction, Net	—	—	—	301,867,199	301,867,199
Total contractual obligations	$—	$246,574,681	$153,869,030	$301,867,199	$702,310,910

Off-Balance Sheet Arrangements

Unfunded commitments to provide funds to portfolio companies are not recorded on our consolidated statements of assets and liabilities. Our unfunded commitments may be significant from time to time. Unfunded commitments may expire without being drawn upon and the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2026 and December 31, 2025, we had 24 unfunded commitments totaling $20.3 million and 22 unfunded commitments totaling $21.5 million, respectively. See “Note 9. Commitments and Contingencies” in the notes to the accompanying consolidated financial statements for specific identification of the unfunded commitments. We believe we maintain sufficient liquidity in the form of cash (including restricted cash, if any), receivables and borrowing capacity to fund these unfunded commitments should the need arise. See Financial Condition, Liquidity and Capital Resources above.

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

Assuming that the consolidated statements of assets and liabilities as of March 31, 2026 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rate.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 200 basis points	$(24,634,034)	$(14,023,102)	$(10,610,932)
Down 150 basis points	(18,467,274)	(10,517,326)	(7,949,948)
Down 100 basis points	(12,300,507)	(7,011,551)	(5,288,956)
Down 50 basis points	(6,133,761)	(3,505,775)	(2,627,986)
Up 50 basis points	6,129,538	3,505,775	2,623,763
Up 100 basis points	12,258,729	7,011,551	5,247,178
Up 150 basis points	18,387,023	10,517,326	7,869,697
Up 200 basis points	24,540,263	14,023,102	10,517,161

The data in the table are based on our current statements of assets and liabilities. As of March 31, 2026, we had $33.0 million in net purchases that had not yet settled and $20.3 million in unfunded commitments. After settlement of these purchases, the change in interest expense will be larger as a result of the increase in the amount borrowed under the BoA Credit Facility, WF Credit Facility or CLO Transaction, as applicable. The table does not include any change in dividend income from our money market investments.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a number of significant risks. In addition to other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 31, 2025. The risks described in our annual report are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the three months ended March 31, 2026 to the risk factors discussed in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Dividend Reinvestment Plan

During the three months ended March 31, 2026, the Company did not issue or sell any shares in connection with the dividend reinvestment plan.

Open Market Share Repurchase Plans

During the three months ended March 31, 2026, we repurchased 140,149 shares of our common stock pursuant to the Company Rule 10b5-1 Stock Repurchase Plan, Extended Company Rule 10b5-1 Stock Repurchase Plan, and Company Rule 10b-18 Repurchase Plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs (Dollars in Thousands) (1)
January 1, 2026 through January 31, 2026	61,796	$12.14	1,512,207	$5,000
February 1, 2026 through February 28, 2026	—	—	1,512,207	5,000
March 1, 2026 through March 31, 2026	78,353	10.70	1,590,560	4,162
Total	140,149	$11.34	1,590,560	$4,162

(1)
On December 19, 2024, the Company entered into a share repurchase plan (the “Extended Company Rule 10b5-1 Stock Repurchase Plan”) to acquire up to $20 million in the aggregate of shares of the Company’s common stock less any repurchases made pursuant to the Company Rule 10b5-1 Stock Repurchase Plan, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The Extended Company Rule 10b5-1 Stock Repurchase Plan commenced on January 22, 2025 and terminated on January 22, 2026. On November 3, 2025, the Board authorized the Company to repurchase an additional $5 million of shares of its common stock through its open-market share repurchase program and extended the Company’s open-market share repurchase program to expire on January 22, 2027. Pursuant to the program, the Company may, from time to time, purchase shares of its common stock in the open market, subject to market conditions and other factors. The Company will determine the timing and amount of repurchases based on its evaluation of market conditions and other factors.

PSCM Rule 10b5-1 Stock Purchase Plan

During the three months ended March 31, 2026, PSCM purchased 67,875 shares of the Company’s common stock pursuant to the PSCM Rule 10b5-1 Stock Purchase Plan and Extended PSCM Rule 10b5-1 Stock Purchase Plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs (Dollars in Thousands) (1)
January 1, 2026 through January 31, 2026	33,622	$12.00	169,877	$387
February 1, 2026 through February 28, 2026	34,253	11.30	204,130	—
March 1, 2026 through March 31, 2026	—	—	204,130	—
Total	67,875	$11.65	204,130	—

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

Palmer Square Capital BDC Inc.

Date: May 6, 2026	/s/ Christopher D. Long
	Name:	Christopher D. Long
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 6, 2026	/s/ Jeffrey D. Fox
	Name:	Jeffrey D. Fox
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)