Form 10-Q
period 2026-06-30
Palmer Square Capital BDC Inc.
filed 2026-08-05
CIK 1794776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 4, 2026, the registrant had 30,651,221 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Assets and Liabilities

	June 30, 2026	December 31, 2025
Assets:	(Unaudited)
Non-controlled, non-affiliated investments, at fair value (amortized cost of $1,242,154,553 and $1,294,556,070, respectively)	$1,113,377,240	$1,203,640,318
Cash and cash equivalents	2,448,931	3,217,449
Receivables:
Receivable for sales of investments	3,427,539	2,821,628
Receivable for paydowns of investments	4,175,599	233,930
Due from investment adviser	616,715	616,715
Dividend receivable	127,702	195,710
Interest receivable	8,072,629	8,608,563
Prepaid expenses and other assets	333,323	41,446
Total Assets	$1,132,579,678	$1,219,375,759

Liabilities:
Credit facilities (net of deferred financing costs of $4,214,139 and $5,030,068, respectively) (Note 6)	$394,543,192	$414,438,758
Notes (net of deferred financing costs of $1,540,292 and $1,609,420, respectively) (Note 6)	301,949,233	302,075,353
Payables:
Payable for investments purchased	12,972,955	20,366,967
Distributions payable	11,994,008	13,442,214
Management fee payable	1,826,659	2,129,141
Incentive fee payable	1,719,824	1,866,531
Accrued other general and administrative expenses	1,420,277	933,623
Total Liabilities	$726,426,148	$755,252,587

Commitments and contingencies (Note 9)

Net Assets:
Common Shares, $0.001 par value; 450,000,000 shares authorized; 30,743,081 and 31,260,963 as of June 30, 2026 and December 31, 2025, respectively issued and outstanding	$30,743	$31,261
Additional paid-in capital	587,969,410	593,643,044
Total distributable earnings (accumulated deficit)	(181,846,623)	(129,551,133)
Total Net Assets	$406,153,530	$464,123,172
Total Liabilities and Net Assets	$1,132,579,678	$1,219,375,759
Net Asset Value Per Common Share	$13.21	$14.85

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$25,816,102	$30,023,842	$50,915,028	$59,843,505
Dividend income	358,221	481,501	779,355	1,055,837
Payment-in-kind interest income	373,693	801,918	804,654	1,309,768
Other income	748,261	369,659	1,013,954	682,089
Total investment income from non-controlled, non-affiliated investments	27,296,277	31,676,920	53,512,991	62,891,199
Total Investment Income	27,296,277	31,676,920	53,512,991	62,891,199

Expenses:
Incentive fees	1,719,824	1,940,079	3,295,972	3,782,785
Interest expense	10,643,607	12,576,374	21,226,424	25,546,131
Management fees	1,826,658	2,233,077	3,759,546	4,566,752
Professional fees	283,305	251,376	596,908	564,108
Directors fees	37,397	37,397	74,383	74,384
Other general and administrative expenses	744,236	797,088	1,481,858	1,602,359
Total Expenses	15,255,027	17,835,391	30,435,091	36,136,519
Less: Management fee waiver (Note 3)	—	—	—	—
Net expenses	15,255,027	17,835,391	30,435,091	36,136,519
Net Investment Income (Loss)	12,041,250	13,841,529	23,077,900	26,754,680

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses):
Non-controlled, non-affiliated investments	(3,328,686)	(5,745,139)	(14,003,112)	(11,639,632)
Total net realized gains (losses)	(3,328,686)	(5,745,139)	(14,003,112)	(11,639,632)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(262,380)	(926,414)	(37,861,570)	(16,334,283)
Total net change in unrealized gains (losses)	(262,380)	(926,414)	(37,861,570)	(16,334,283)
Total realized and unrealized gains (losses)	(3,591,066)	(6,671,553)	(51,864,682)	(27,973,915)

Net Increase (Decrease) in Net Assets Resulting from Operations	$8,450,184	$7,169,976	$(28,786,782)	$(1,219,235)

Per Common Share Data:
Basic and diluted net increase (decrease) in net assets resulting from operations	$0.27	$0.22	$(0.93)	$(0.04)
Weighted Average Common Shares Outstanding - Basic and Diluted	31,001,278	32,349,999	31,093,997	32,475,330

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$12,041,250	$13,841,529	$23,077,900	$26,754,680
Net realized gains (losses) on investments and foreign currency transactions	(3,328,686)	(5,745,139)	(14,003,112)	(11,639,632)
Net change in unrealized gains (losses) on investments, foreign currency translations, and foreign currency exchange contracts	(262,380)	(926,414)	(37,861,570)	(16,334,283)
Net Increase (Decrease) in Net Assets Resulting from Operations	8,450,184	7,169,976	(28,786,782)	(1,219,235)

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(11,994,007)	(13,533,770)	(23,508,708)	(26,224,859)
Net Decrease in Net Assets Resulting from Stockholder Distributions	(11,994,007)	(13,533,770)	(23,508,708)	(26,224,859)

Increase (Decrease) in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	—	—	—	—
Shares issued in connection with dividend reinvestment plan (Note 7)	—	—	—	514,649
Repurchase of common shares	(4,085,405)	(4,230,020)	(5,674,152)	(5,702,084)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	(4,085,405)	(4,230,020)	(5,674,152)	(5,187,435)
Total Increase (Decrease) in Net Assets	(7,629,228)	(10,593,814)	(57,969,642)	(32,631,529)
Net Assets, Beginning of Period	413,782,758	515,807,254	464,123,172	537,844,969
Net Assets, End of Period	$406,153,530	$505,213,440	$406,153,530	$505,213,440

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(28,786,782)	$(1,219,235)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gains)/losses on investments	14,003,112	11,639,632
Net change in unrealized (gains)/losses on investments	37,861,570	16,334,283
Net accretion of discount on investments	(1,240,521)	(948,788)
Payment-in-kind interest and other income	(1,245,008)	(1,309,768)
Purchases of short-term investments	(257,352,472)	(261,034,788)
Purchases of portfolio investments	(181,731,937)	(196,684,831)
Proceeds from sale of short-term investments	290,192,262	281,691,311
Proceeds from sale of portfolio investments	189,776,072	277,651,090
Amortization of deferred financing cost	885,057	854,144
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in receivable for sales of investments	(605,911)	(177,309)
(Increase)/decrease in interest and dividends receivable	603,942	1,972,065
(Increase)/decrease in due from investment adviser	—	(364,725)
(Increase)/decrease in receivable for paydowns of investments	(3,941,669)	1,136,903
(Increase)/decrease in prepaid expenses and other assets	(291,877)	(6,827)
Increase/(decrease) in interest payable on credit facilities	(456,744)	(1,592,376)
Increase/(decrease) in payable for investments purchased	(7,394,012)	(40,026,606)
Increase/(decrease) in management fees payable	(302,482)	(180,721)
Increase/(decrease) in incentive fee payable	(146,707)	(209,053)
Increase/(decrease) in accrued other general and administrative expenses	486,654	(125,937)
Net cash provided by (used in) operating activities	50,312,547	87,398,464

Cash Flows from Financing Activities:
Borrowings on the credit facilities	7,800,000	37,100,000
Payments on the credit facilities	(28,249,999)	(77,300,000)
Distributions paid in cash	(24,956,914)	(28,341,014)
Purchase of common shares for dividend reinvestment plan	—	514,649
Repurchase of common shares	(5,674,152)	(5,702,084)
Net cash provided by (used in) financing activities	(51,081,065)	(73,728,449)
Net increase/(decrease) in cash and cash equivalents	(768,518)	13,670,015
Cash and cash equivalents, beginning of period	3,217,449	2,766,409
Cash and cash equivalents, end of period	$2,448,931	$16,436,424

Supplemental and Non-Cash Information:
Interest paid during the period	$21,683,168	$27,138,507
Distributions declared during the period	$23,508,708	$26,224,859
Reinvestment of distributions during the period	$—	$—
Distributions payable	$11,994,008	$13,533,770

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of June 30, 2026

(Unaudited)

Portfolio Company(3)	Investment	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Debt Investments
Aerospace and Defense
Arcline FM Holdings LLC (8)	First Lien Senior Secured Loan	6.60% (S + 2.75%)	6/24/2030	$2,970,056	$2,964,359	$2,983,674
Galileo Parent, Inc. (6)(8)	First Lien Senior Secured Loan	8.21% (S + 4.50%)	3/3/2033	4,300,000	4,236,495	4,316,125
Peraton Corp. (7)(8)	First Lien Senior Secured Loan	7.51% (S +CSA + 3.75%)	2/1/2028	8,547,784	8,550,055	7,735,745
Peraton Corp.	Second Lien Senior Secured Loan	11.52% (S +CSA + 7.75%)	2/1/2029	2,898,876	2,929,547	1,971,236
					18,680,456	17,006,780	4.2%
Auto Components
Autokiniton US Holdings, Inc. (6)(7)(8)	First Lien Senior Secured Loan	7.76% (S +CSA + 4.00%)	4/6/2028	9,815,135	9,814,868	9,798,253
First Brands Group, LLC (6)(8)(9)	First Lien Senior Secured Loan	10.67% (S + 7.00%)	6/29/2026	6,921,361	6,472,339	692
First Brands Group, LLC (6)(8)(9)	First Lien Senior Secured Loan	10.78% (S +CSA + 7.11%)	3/30/2027	2,478,558	2,113,428	248
First Brands Group, LLC (9)	Second Lien Senior Secured Loan	14.26% (S + 10.61%)	3/24/2028	3,379,515	2,994,948	338
Realtruck Group Inc (6)	First Lien Senior Secured Loan	8.65% (S +CSA + 4.75%)	1/31/2031	6,749,762	6,749,762	4,211,851
Realtruck Group Inc	First Lien Senior Secured Loan	9.39% (S + 5.75%)	1/31/2031	1,568,991	1,568,991	1,608,490
Realtruck Group Inc	First Lien Senior Secured Loan	9.90% (S +CSA + 6.00%)	1/31/2031	1,960,000	1,960,000	1,236,035
					31,674,336	16,855,907	4.2%
Automotive
Highline Aftermarket Acquisition, LLC (8)	First Lien Senior Secured Loan	7.23% (S + 3.50%)	2/13/2030	3,940,000	3,933,162	3,967,088
					3,933,162	3,967,088	1.0%
Building Products
LBM Acquisition, LLC (6)(7)(8)	First Lien Senior Secured Loan	7.50% (S +CSA + 3.75%)	6/6/2031	10,328,892	10,253,364	8,691,039
Park River Holdings, Inc. (8)	First Lien Senior Secured Loan	8.19% (S + 4.50%)	3/17/2031	2,992,500	2,952,936	2,992,365
Specialty Building Products Holdings, LLC (6)(7)(8)	First Lien Senior Secured Loan	7.49% (S +CSA + 3.75%)	10/5/2028	9,575,000	9,571,040	8,687,350
					22,777,340	20,370,754	5.0%
Chemicals
ARC Falcon I Inc. (8)	Second Lien Senior Secured Loan	10.74% (S +CSA + 7.00%)	9/24/2029	2,427,315	2,365,214	2,199,754
Aruba Investments, Inc. (6)(8)	First Lien Senior Secured Loan	7.77% (S +CSA + 4.00%)	11/24/2027	7,810,388	7,796,465	7,185,557
Aruba Investments, Inc. (6)(8)	Second Lien Senior Secured Loan	11.52% (S +CSA + 7.75%)	11/24/2028	3,350,000	3,331,700	2,596,250
B'laster Holdings, LLC (7)	First Lien Senior Secured Loan	8.42% (S + 4.75%)	10/25/2029	4,322,500	4,269,244	4,279,275
B'laster Holdings, LLC (7)	First Lien Senior Secured Loan	8.42% (S + 4.75%)	10/25/2029	1,608,834	1,597,794	1,592,745
B'laster Holdings, LLC (7)	First Lien Senior Secured Loan	8.43% (S + 4.75%)	10/25/2029	471,217	466,812	466,505
Fortis 333 Inc (8)	First Lien Senior Secured Loan	6.98% (S + 3.25%)	3/29/2032	2,773,922	2,768,834	2,769,150
Ineos Quattro Holdings UK Limited (4)(8)	First Lien Senior Secured Loan	7.89% (S + 4.25%)	10/7/2031	3,950,000	3,961,394	3,335,301
Ineos Quattro Holdings UK Limited (4)(6)	First Lien Senior Secured Loan	7.99% (S +CSA + 4.25%)	4/2/2029	2,947,236	2,953,605	2,607,390
Ineos US Finance LLC (4)(8)	First Lien Senior Secured Loan	6.64% (S + 3.00%)	2/7/2031	3,920,175	3,893,279	3,491,896
KOBE US Midco 2 Inc (22)	Corporate Bond	9.25% Cash/10.00% PIK	11/1/2026	2,546,182	2,544,589	2,036,945
Natgasoline LLC (7)(8)	First Lien Senior Secured Loan	9.14% (S + 5.50%)	3/25/2030	6,749,693	6,670,960	6,766,567
Rohm Holding GmbH (4)(6)(7)(8)	First Lien Senior Secured Loan	9.13% (S + 5.50% incl. 0.25% PIK)	1/31/2029	10,543,357	10,456,289	10,298,646
SCIL IV LLC (4)(7)(8)	First Lien Senior Secured Loan	7.65% (S + 4.00%)	11/8/2032	6,965,000	6,941,410	6,965,000
Sparta US HoldCo LLC (8)	First Lien Senior Secured Loan	6.66% (S + 3.00%)	8/2/2030	994,792	994,792	991,613
Tronox Finance LLC (4)(8)	First Lien Senior Secured Loan	6.19% (S + 2.50%)	9/30/2031	2,992,405	2,485,346	2,455,912
Vibrantz Technologies, Inc. (6)(8)	First Lien Senior Secured Loan	8.05% (S +CSA + 4.25%)	4/30/2030	3,444,370	3,444,370	1,926,384
Vibrantz Technologies, Inc. (6)(8)	First Lien Senior Secured Loan	8.05% (S +CSA + 4.25%)	4/30/2030	5,739,176	5,739,176	875,224
					72,681,273	62,840,114	15.5%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of June 30, 2026

(Unaudited)

Portfolio Company(3)	Investment	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Commercial Services and Supplies
Allied Universal Holdco LLC (6)(8)	First Lien Senior Secured Loan	6.89% (S + 3.25%)	8/20/2032	$9,925,000	$9,915,502	$9,941,327
Anticimex Global AB (4)(8)	First Lien Senior Secured Loan	6.52% (S + 2.90%)	11/17/2031	2,886,168	2,886,168	2,894,927
Apex Service Partners, LLC (7)	First Lien Senior Secured Loan	8.73% (S + 5.00%)	10/24/2030	713,059	711,276	711,276
Apex Service Partners, LLC (7)	First Lien Senior Secured Delayed Draw Loan	8.73% (S + 5.00%)	10/24/2030	2,187,000	2,181,533	2,181,533
Apex Service Partners, LLC (7)	First Lien Senior Secured Delayed Draw Loan	8.73% (S + 5.00%)	10/24/2030	2,087,292	2,082,074	2,082,074
Azuria Water Solutions, Inc. (8)	First Lien Senior Secured Loan	6.42% (S + 2.75%)	4/25/2033	2,717,647	2,711,359	2,715,517
Gategroup Fin Luxembourg SA (4)(8)	First Lien Senior Secured Loan	7.19% (S + 3.50%)	6/10/2032	2,977,538	2,965,872	2,994,286
Lido Purchaser Inc (7)	First Lien Senior Secured Loan	8.40% (S + 4.75% cash)/S + 5.25% incl. 2.875% PIK)	4/4/2033	7,777,778	7,772,424	7,740,278
Verifone Systems Inc (6)(8)	First Lien Senior Secured Loan	9.18% (S +CSA + 5.25%)	8/18/2028	9,169,267	9,087,024	8,697,095
					40,313,232	39,958,313	9.8%
Construction and Engineering
Congruex Group LLC (7)	First Lien Senior Secured Loan	9.60% (S +CSA + 5.75%)	5/3/2029	6,657,064	6,584,953	4,114,365
Crown Subsea Communications Holding, Inc. (6)(8)	First Lien Senior Secured Loan	6.64% (S + 3.00%)	1/30/2031	9,375,425	9,349,411	9,416,067
Holding Socotec (4)(6)	First Lien Senior Secured Loan	6.37% (S + 2.75%)	6/2/2031	3,920,400	3,913,529	3,932,651
LSF12 Crown US Commercial Bidco LLC (6)(8)	First Lien Senior Secured Loan	6.62% (S + 3.00%)	12/2/2031	9,056,353	9,047,083	9,089,545
Michael Baker International, LLC (7)(8)	First Lien Senior Secured Loan	7.66% (S + 4.00%)	12/1/2028	8,935,240	8,912,384	8,943,639
Northstar Group Services, Inc. (7)(8)	First Lien Senior Secured Loan	8.41% (S + 4.75%)	5/31/2030	11,132,825	11,137,828	11,181,586
Resilience Parent LLC	Second Lien Senior Secured Loan	8.98% (S + 5.25%)	2/27/2034	1,785,714	1,785,714	1,781,250
TMC Buyer, Inc. (6)(8)	First Lien Senior Secured Loan	8.42% (S + 4.75%)	10/25/2030	6,512,487	6,482,693	6,549,803
Trilon Group LLC (8)	First Lien Senior Secured Loan	7.12% (S + 3.50%)	6/10/2033	2,755,102	2,740,123	2,758,852
USIC Holdings, Inc. (7)	First Lien Senior Secured Loan	9.17% (S + 5.50%)	9/10/2031	2,491,064	2,472,630	2,406,990
USIC Holdings, Inc. (7)(20)	First Lien Senior Secured Delayed Draw Loan	9.17% (S + 5.50%)	9/10/2031	119,201	119,201	114,207
USIC Holdings, Inc. (7)(21)	First Lien Senior Secured Revolving Loan	8.92% (S + 5.25%)	9/10/2031	288,766	288,766	277,902
					62,834,315	60,566,857	14.9%
Construction Materials
Smyrna Ready Mix Concrete (8)(22)	Corporate Bond	6.00%	11/1/2028	3,000,000	3,000,000	3,004,494
					3,000,000	3,004,494	0.7%
Containers and Packaging
Ahlstrom Holding 3 OY (4)(6)(8)	First Lien Senior Secured Loan	8.24% (S +CSA + 4.25%)	5/23/2030	6,930,262	6,843,681	6,910,060
Kleopatra Finco S.a.r.l (4)(8)	First Lien Senior Secured Loan	10.66% (S + 6.00% cash)/S + 7% incl. 5.00% PIK)	1/30/2031	1,319,023	1,319,023	1,253,777
Pretium PKG Holdings, Inc.	First Lien Senior Secured Loan	8.87% (S + 5.25%)	3/3/2031	2,528,666	2,528,666	2,504,176
Pretium PKG Holdings, Inc. (6)(7)	First Lien Senior Secured Loan	9.37% (S + 5.75% cash)/S + 6% incl. 1.20% PIK)	3/1/2032	2,274,312	2,274,312	1,904,270
Tank Holding Corp. (7)	First Lien Senior Secured Loan	9.49% (S +CSA + 5.75%)	3/31/2028	2,424,242	2,402,281	2,240,000
Tank Holding Corp. (7)	First Lien Senior Secured Loan	9.74% (S +CSA + 6.00%)	3/31/2028	2,031,750	2,014,208	1,881,908
Tank Holding Corp. (7)	First Lien Senior Secured Delayed Draw Loan	9.74% (S +CSA + 6.00%)	3/31/2028	880,793	873,489	815,834
Tosca Services, LLC (6)	First Lien Senior Secured Loan	8.05% (S +CSA + 4.25%)	11/30/2028	8,156,078	8,090,393	7,675,440
Tosca Services, LLC (8)	First Lien Senior Secured Loan	9.20% (S + 5.50%)	11/30/2028	1,372,991	1,372,991	1,384,154
					27,719,044	26,569,619	6.5%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of June 30, 2026

(Unaudited)

Portfolio Company(3)	Investment	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Diversified Consumer Services
Cengage Learning , Inc. (6)(8)	First Lien Senior Secured Loan	6.64% (S + 3.00%)	3/24/2031	$5,895,524	$5,864,972	$5,842,288
Radar Bidco SARL (4)(8)	First Lien Senior Secured Loan	6.43% (S + 2.75%)	4/4/2031	1,990,013	1,990,012	1,990,013
					7,854,984	7,832,301	1.9%
Diversified Financial Services
Deerfield Dakota Holding, LLC (7)	First Lien Senior Secured Loan	9.48% (S + 5.75% incl. 2.75% PIK)	9/13/2032	9,298,902	9,298,906	9,136,171
Deerfield Dakota Holding, LLC (7)(14)	First Lien Senior Secured Revolving Loan	8.89% (S + 5.25%)	9/13/2032	314,286	314,286	305,586
Edelman Financial Engines Center LLC (6)(8)	First Lien Senior Secured Loan	7.64% (S + 4.00%)	12/1/2031	8,000,000	7,921,994	8,031,880
GC Ferry Acquisition Inc (6)(8)	First Lien Senior Secured Loan	7.23% (S + 3.50%)	8/16/2032	7,649,063	7,549,293	7,653,006
IMC Financing LLC (8)	First Lien Senior Secured Loan	6.65% (S + 3.00%)	6/2/2032	1,980,000	1,971,937	1,984,128
Minotaur Acquisition, Inc. (7)	First Lien Senior Secured Loan	8.64% (S + 5.00%)	5/10/2030	6,834,661	6,834,661	6,749,923
Minotaur Acquisition, Inc. (7)	First Lien Senior Secured Delayed Draw Loan	8.64% (S + 5.00%)	5/10/2030	1,159,884	1,159,884	1,146,835
Minotaur Acquisition, Inc. (7)	First Lien Senior Secured Delayed Draw Loan	8.64% (S + 5.00%)	5/10/2030	1,089,708	1,089,708	1,077,449
Nexus Buyer LLC (6)(8)	First Lien Senior Secured Loan	7.14% (S + 3.50%)	7/31/2031	9,825,687	9,652,628	9,494,070
Nexus Buyer LLC	Second Lien Senior Secured Loan	9.39% (S + 5.75%)	1/30/2032	6,000,000	5,945,926	5,849,070
Osaic Holdings, Inc (8)	First Lien Senior Secured Loan	6.23% (S + 2.50%)	7/30/2032	2,992,500	2,986,358	2,957,712
Plano Holdco, Inc. (8)	First Lien Senior Secured Loan	7.23% (S + 3.50%)	10/2/2031	4,937,500	4,918,967	3,900,625
Tegra118 Wealth Solutions Inc (6)(8)	First Lien Senior Secured Loan	7.67% (S + 4.00%)	1/27/2033	3,400,000	3,368,489	3,414,875
Transnetwork LLC (7)	First Lien Senior Secured Loan	8.48% (S + 4.75%)	12/29/2030	5,070,000	5,010,228	4,467,938
					68,023,265	66,169,268	16.3%
Diversified Telecommunication Services
Altice Financing S.A. (4)(22)	Corporate Bond	5.00%	1/15/2028	3,000,000	2,833,844	2,126,250
Zayo Group Holdings, Inc. (6)(8)	First Lien Senior Secured Loan	7.26% (S + CSA + 3.50% incl. 0.50% PIK)	3/11/2030	5,212,815	5,152,705	5,218,028
					7,986,549	7,344,278	1.8%
Electronic Equipment, Instruments and Components
Creation Technologies Inc. (4)(7)(8)	First Lien Senior Secured Loan	9.44% (S +CSA + 5.50%)	10/5/2028	8,718,367	8,606,688	8,691,166
Dwyer Instruments, LLC (7)	First Lien Senior Secured Loan	8.48% (S + 4.75%)	7/21/2029	8,185,208	8,185,208	8,164,090
Dwyer Instruments, LLC (7)	First Lien Senior Secured Delayed Draw Loan	8.48% (S + 4.75%)	7/23/2029	488,519	488,519	487,258
Dwyer Instruments, LLC (7)(15)	First Lien Senior Secured Revolving Loan	8.48% (S + 4.75%)	6/20/2029	1,015,760	1,007,851	1,006,775
Idemia Group S.A.S. (4)(6)(8)	First Lien Senior Secured Loan	7.98% (S + 4.25%)	9/30/2028	6,842,500	6,855,545	6,833,947
Infinite Bidco, LLC (6)(8)	First Lien Senior Secured Loan	7.68% (S +CSA + 3.75%)	3/2/2028	6,185,577	6,171,419	6,157,216
Infinite Bidco, LLC	First Lien Senior Secured Loan	9.89% (S + 6.25%)	3/2/2028	2,895,000	2,893,961	2,909,475
Infinite Bidco, LLC (6)(8)	Second Lien Senior Secured Loan	10.93% (S +CSA + 7.00%)	2/24/2029	2,729,999	2,727,420	2,699,300
PVKG Investment Holdings Inc. (6)(7)	First Lien Senior Secured Loan	9.41% (S + 5.75%)	6/4/2030	1,737,165	1,710,326	419,812
TCP Sunbelt Acquisition Co. (6)(8)	First Lien Senior Secured Loan	7.92% (S + 4.25%)	10/16/2031	9,850,000	9,826,540	9,854,088
					48,473,477	47,223,127	11.6%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of June 30, 2026

(Unaudited)

Portfolio Company(3)	Investment	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Energy Equipment and Services
Star Holding LLC (6)(8)	First Lien Senior Secured Loan	8.14% (S + 4.50%)	7/31/2031	6,899,773	6,879,382	6,909,812
					6,879,382	6,909,812	1.7%
Entertainment
International Entertainment JJCo 3 Limited (4)(8)	First Lien Senior Secured Loan	6.66% (S + 3.00%)	4/30/2032	2,970,112	2,958,122	2,978,770
OakEagle AcquireCo Inc (6)(8)	First Lien Senior Secured Loan	7.21% (S + 3.50%)	3/24/2033	5,000,000	4,925,000	5,017,950
					7,883,122	7,996,720	2.0%
Food Products
Aspire Bakeries Holdings LLC (6)(8)	First Lien Senior Secured Loan	6.64% (S + 3.00%)	12/23/2030	10,477,640	10,475,128	10,547,526
B&G Foods Inc (4)(6)	First Lien Senior Secured Loan	7.14% (S + 3.50%)	10/10/2029	2,462,406	2,306,399	2,430,604
Frozen Bakery Acquisition LLC (7)	First Lien Senior Secured Loan	8.42% (S + 4.75%)	7/9/2029	6,402,500	6,364,401	6,338,475
Solina Group Services SAS (4)(8)	First Lien Senior Secured Loan	6.91% (S + 3.25%)	9/30/2032	1,980,000	1,980,000	1,989,078
					21,125,928	21,305,683	5.2%
Ground Transportation
Pods, LLC (6)(8)	First Lien Senior Secured Loan	8.13% (S + 4.50%)	5/14/2031	5,000,000	4,926,245	4,879,800
					4,926,245	4,879,800	1.2%
Healthcare Equipment and Supplies
Hologic Inc (8)	Second Lien Senior Secured Loan	8.74% (S + 5.00%)	4/7/2034	6,000,000	6,000,000	5,951,280
NSM Top Holdings Corp (6)(8)	First Lien Senior Secured Loan	8.08% (S +CSA + 4.25%)	5/14/2029	6,740,685	6,727,395	6,774,422
					12,727,395	12,725,702	3.1%
Healthcare Providers and Services
AccentCare, Inc. (6)(8)	First Lien Senior Secured Loan	7.65% (S + 4.00%)	9/20/2028	5,761,791	5,762,566	5,418,359
Athletico Management, LLC (6)(9)	First Lien Senior Secured Loan	8.06% (S +CSA + 4.25%)	2/2/2029	6,954,063	6,942,415	3,190,176
Aveanna Healthcare LLC (4)(8)	First Lien Senior Secured Loan	6.64% (S + 3.00%)	9/17/2032	3,741,200	3,737,392	3,761,384
Gainwell Acquisition Corp. (6)(8)	First Lien Senior Secured Loan	7.83% (S +CSA + 4.00%)	10/1/2027	8,561,308	8,515,658	8,447,185
Gainwell Acquisition Corp.	Second Lien Senior Secured Loan	11.77% (S +CSA + 8.00%)	10/2/2028	3,000,000	2,978,976	2,820,000
Gainwell Acquisition Corp.	Second Lien Senior Secured Loan	11.77% (S +CSA + 8.00%)	10/2/2028	2,400,000	2,320,573	2,256,000
Global Medical Response, Inc. (6)	First Lien Senior Secured Loan	6.89% (S + 3.25%)	10/1/2032	7,309,879	7,309,879	7,337,291
HAH Group Holding Company LLC (6)(8)	First Lien Senior Secured Loan	8.64% (S + 5.00%)	9/24/2031	10,059,420	9,962,451	8,931,156
Medical Solutions Holdings, Inc. (6)(7)(8)	First Lien Senior Secured Loan	8.95% (S +CSA + 5.25%)	11/1/2030	5,188,756	5,188,756	3,956,427
Medical Solutions Holdings, Inc.	First Lien Senior Secured Loan	8.90% (S + 5.25%)	11/1/2030	2,078,207	2,078,207	1,584,633
Medical Solutions Holdings, Inc. (6)(7)(8)	First Lien Senior Secured Loan	7.20% (S +CSA + 3.50%)	11/1/2030	4,141,025	4,141,025	1,055,961
NAPA Management Services Corporation (6)(8)	First Lien Senior Secured Loan	8.99% (S +CSA + 5.25%)	2/23/2029	9,611,596	9,526,852	6,770,168
National Mentor Holdings, Inc. (6)(8)	First Lien Senior Secured Loan	9.64% (S + 6.00%)	12/5/2030	10,972,500	10,792,060	11,071,966
New WPCC Parent, LLC (6)	First Lien Senior Secured Loan	13.17% (S + 9.50% cash)/S + 11.50% incl. 8.00% PIK)	5/9/2030	883,878	883,878	878,906
Outcomes Group Holdings, Inc. (8)	First Lien Senior Secured Loan	6.64% (S + 3.00%)	5/6/2031	2,940,356	2,931,707	2,952,455
Radiology Partners Inc (6)(8)	First Lien Senior Secured Loan	8.23% (S + 4.50%)	6/25/2032	7,940,000	7,870,882	7,948,258
Recovery Solutions Parent, LLC	First Lien Senior Secured Loan	11.23% (S + 7.50/S + 8.50% incl. 5.00% PIK)	1/28/2030	2,354,712	2,354,712	2,324,289
U.S. Renal Care, Inc. (6)(7)(8)	First Lien Senior Secured Loan	8.76% (S +CSA + 5.00%)	6/20/2028	7,640,039	7,597,304	7,532,391
US Fertility Enterprises, LLC (6)(8)	First Lien Senior Secured Loan	6.87% (S + 3.25%)	12/10/2032	4,746,000	4,726,578	4,767,823
					105,621,871	93,004,828	22.9%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of June 30, 2026

(Unaudited)

Portfolio Company(3)	Investment	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Healthcare Technology
Cotiviti, Inc. (6)(8)	First Lien Senior Secured Loan	7.63%	5/1/2031	$5,000,000	$4,933,452	$4,684,375
Ensemble RCM LLC (6)(8)	First Lien Senior Secured Loan	6.66% (S + 3.00%)	1/28/2033	7,000,000	6,994,118	6,980,750
Raven Acquisition Holdings LLC (8)	First Lien Senior Secured Loan	6.64% (S + 3.00%)	11/19/2031	2,771,467	2,777,509	2,735,922
Zelis Payments Buyer Inc (8)	First Lien Senior Secured Loan	6.89% (S + 3.25%)	11/26/2031	1,989,899	1,978,568	1,945,753
					16,683,647	16,346,800	4.0%
Hotels, Restaurants and Leisure
888 Holdings PLC (4)	First Lien Senior Secured Loan	9.02% (S +CSA + 5.25%)	7/8/2028	5,851,322	5,777,244	5,844,007
Bulldog Purchaser Inc (6)	First Lien Senior Secured Loan	6.91% (S + 3.25%)	2/7/2033	1,995,000	1,985,927	1,999,788
Jack Ohio Finance LLC (7)	First Lien Senior Secured Loan	7.64% (S + 4.00%)	1/28/2032	6,912,500	6,902,220	6,838,191
Ontario Gaming GTA Limited Partnership (4)(6)(8)	First Lien Senior Secured Loan	7.98% (S + 4.25%)	8/1/2030	8,216,024	8,216,683	7,844,701
					22,882,074	22,526,687	5.5%
Household Durables
HP PHRG BORROWER, LLC (6)(8)	First Lien Senior Secured Loan	7.73% (S + 4.00%)	2/20/2032	9,900,000	9,816,173	9,850,500
Hunter Douglas Inc (8)	First Lien Senior Secured Loan	6.73% (S + 3.00%)	1/16/2032	3,949,899	3,948,642	3,954,442
					13,764,815	13,804,942	3.4%
Household Products
Lavender Dutch BorrowerCo BV (4)(6)(8)	First Lien Senior Secured Loan	6.94% (S + 3.25%)	12/2/2032	2,985,000	2,979,278	2,969,150
					2,979,278	2,969,150	0.7%
Industrial Conglomerates
Gloves Buyer Inc (6)(8)	First Lien Senior Secured Loan	7.64% (S + 4.00%)	5/21/2032	7,960,000	7,925,750	7,992,357
					7,925,750	7,992,357	2.0%
Insurance
Acrisure, LLC (6)	First Lien Senior Secured Loan	6.89% (S + 3.25%)	6/21/2032	4,962,406	4,979,179	4,499,662
Acrisure, LLC (8)	First Lien Senior Secured Loan	6.64% (S + 3.00%)	11/6/2030	3,930,150	3,924,257	3,564,980
Asurion, LLC (6)(8)	Second Lien Senior Secured Loan	9.02% (S +CSA + 5.25%)	1/19/2029	3,532,710	3,496,678	3,500,916
Galway Borrower LLC (7)	First Lien Senior Secured Delayed Draw Loan	8.20% (S + 4.50%)	9/29/2028	1,104,493	1,098,958	1,065,726
Galway Borrower LLC (7)(16)	First Lien Senior Secured Revolving Loan	8.23% (S + 4.50%)	9/29/2028	177,636	175,453	168,152
Hyperion Refinance S.a.r.l. (4)(8)	First Lien Senior Secured Loan	6.39% (S + 2.75%)	4/18/2030	1,974,809	1,974,809	1,866,688
IMA Financial Group, Inc. (7)	First Lien Senior Secured Loan	6.64% (S + 3.00%)	11/1/2028	4,790,269	4,785,094	4,782,940
Jones DesLauriers Insurance Management Inc (4)(8)	First Lien Senior Secured Loan	6.66% (S + 3.00%)	2/2/2033	2,000,000	1,996,155	1,919,500
OneDigital Borrower LLC (8)	Second Lien Senior Secured Loan	8.89% (S + 5.25%)	7/2/2032	5,000,000	4,982,500	4,850,000
Patriot Growth Insurance Services, LLC (7)	First Lien Senior Secured Loan	8.73% (S + 5.00%)	10/16/2028	4,936,032	4,897,153	4,905,182
Patriot Growth Insurance Services, LLC (7)	First Lien Senior Secured Loan	8.88% (S +CSA + 5.00%)	10/16/2028	1,974,373	1,967,777	1,962,724
					34,278,013	33,086,470	8.1%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of June 30, 2026

(Unaudited)

Portfolio Company(3)	Investment	Interest Rate	Maturity Date	Principal / Par		Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Interactive Media Services
Bending Spoons Operations Spa (4)(7)	First Lien Senior Secured Loan	9.49% (S + 5.88%)	3/7/2031	$4,606,613		$4,529,730	$4,546,727
Bending Spoons Operations Spa (4)(8)	First Lien Senior Secured Loan	9.49% (S + 5.88%)	3/7/2031	1,975,000		1,902,508	1,955,250
Stepstone Group MidCo 2 GmbH, The (4)(6)(8)	First Lien Senior Secured Loan	8.18% (S + 4.50%)	12/4/2031	9,900,000		9,829,576	8,025,187
					-	16,261,814	14,527,164	3.6%
IT Services
Connectwise LLC (6)	First Lien Senior Secured Loan	7.49% (S +CSA + 3.50%)	9/29/2028	5,678,559		5,675,928	5,244,689
Delta Topco, Inc. (6)	First Lien Senior Secured Loan	6.42% (S + 2.75%)	11/30/2029	4,826,003		4,820,981	4,577,922
Delta Topco, Inc. (6)	Second Lien Senior Secured Loan	8.92% (S + 5.25%)	12/24/2030	4,500,000		4,484,464	4,145,625
Everest SubBidCo (4)(7)(8)	First Lien Senior Secured Loan	8.18% (S + 4.50%)	12/8/2031	5,260,399		5,217,854	5,115,738
Everest SubBidCo (4)(7)(8)	First Lien Senior Secured Loan	8.18% (S + 4.50%)	12/8/2031	2,620,349		2,599,298	2,548,289
Flash Charm, Inc. (6)(8)	First Lien Senior Secured Loan	7.16% (S + 3.50%)	3/2/2028	9,480,522		9,471,741	7,401,159
Flash Charm, Inc.	Second Lien Senior Secured Loan	10.56% (S +CSA + 6.75%)	3/2/2029	3,353,659		3,362,196	2,054,401
LogMeIn, Inc. (6)	First Lien Senior Secured Loan	8.58% (S +CSA + 4.75%)	4/28/2028	4,048,040		4,033,164	3,383,474
LogMeIn, Inc. (6)	First Lien Senior Secured Loan	8.58% (S +CSA + 4.75%)	4/28/2028	4,048,040		4,031,881	914,857
Logrhythm, Inc. (7)	First Lien Senior Secured Loan	11.16% (S + 7.50%)	7/2/2029	6,416,933		6,416,933	5,023,907
Precisely Software Incorporated (6)(8)	First Lien Senior Secured Loan	7.93% (S +CSA + 4.00%)	4/24/2028	10,499,425		10,490,977	8,067,023
Redstone Holdco 2 LP (6)(7)	First Lien Senior Secured Loan	9.16% (S + 5.50%)	12/31/2030	2,446,129		2,446,129	751,170
Redstone Holdco 2 LP (6)(7)	First Lien Senior Secured Loan	8.41% (S + 4.75%)	12/31/2030	635,994		635,994	505,615
Rithum Holdings Inc (6)(8)	First Lien Senior Secured Loan	8.48% (S + 4.75%)	7/21/2032	4,962,500		4,873,062	4,698,867
Sitel Group (4)	First Lien Senior Secured Loan	7.74% (S +CSA + 3.75%)	8/28/2028	2,938,303		2,506,037	1,527,918
Vision Solutions, Inc. (8)	Second Lien Senior Secured Loan	11.18% (S +CSA + 7.25%)	4/23/2029	5,500,000		5,458,982	3,572,718
						76,525,621	59,533,372	14.7%
Machinery
PT Intermediate Holdings III, LLC (7)	First Lien Senior Secured Loan	8.45% (S + 4.75%)	4/9/2030	10,114,373		10,075,852	9,962,657
						10,075,852	9,962,657	2.5%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of June 30, 2026

(Unaudited)

Portfolio Company(3)	Investment	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Media
Century De Buyer LLC (8)	First Lien Senior Secured Loan	6.66% (S + 3.00%)	10/30/2030	$1,965,200	$1,952,997	$1,958,714
Directv Financing LLC (8)	First Lien Senior Secured Loan	9.18% (S +CSA + 5.25%)	8/2/2029	2,687,861	2,683,076	2,706,354
London Buyer LLC (7)	First Lien Senior Secured Loan	8.73% (S + 5.00%)	6/24/2033	3,913,043	3,913,043	3,910,870
Micro Holding Corp. (6)(8)	First Lien Senior Secured Loan	7.89% (S + 4.25%)	5/3/2028	5,695,804	5,611,502	5,551,016
Micro Holding Corp. (6)(8)	First Lien Senior Secured Loan	7.89% (S + 4.25%)	12/31/2031	3,855,615	3,791,225	3,351,493
Red Planet Borrower LLC (4)(6)(8)	First Lien Senior Secured Loan	7.39% (S + 3.75%)	9/8/2032	10,067,554	9,976,602	10,082,253
Summer BC Holdco B LLC (4)(6)(7)(8)	First Lien Senior Secured Loan	8.99% (S +CSA + 5.00%)	2/12/2029	11,615,746	11,570,163	10,010,508
The E.W. Scripps Company (4)(6)	First Lien Senior Secured Loan	9.50% (S +CSA + 5.75%)	6/30/2028	2,669,137	2,547,302	2,674,141
					42,045,910	40,245,349	9.9%
Metals and Mining
American Rock Salt Company LLC (6)	First Lien Senior Secured Loan	10.99% (S +CSA + 7.00%)	6/9/2028	1,142,896	1,103,184	1,157,182
American Rock Salt Company LLC (6)	First Lien Senior Secured Loan	7.99% (S +CSA + 4.00%)	6/9/2028	5,704,774	5,704,774	5,246,495
American Rock Salt Company LLC	Second Lien Senior Secured Loan	11.24% (S +CSA + 7.25%)	6/4/2029	2,750,000	2,763,214	2,131,250
Tega MC Australia Holdings Pty Ltd (4)(7)(8)	First Lien Senior Secured Loan	7.16% (S + 3.50%)	6/1/2033	4,000,000	3,960,434	4,027,520
Worthington Steel Inc (8)	First Lien Senior Secured Loan	7.62% (S + 4.00%)	6/1/2033	2,500,000	2,462,726	2,497,275
					15,994,332	15,059,722	3.7%
Oil, Gas & Consumable Fuels
Crescent Midstream Operating LLC (8)	First Lien Senior Secured Loan	7.40% (S + 3.75%)	2/14/2033	1,000,000	995,552	1,007,810
					995,552	1,007,810	0.2%

Pharmaceuticals
Curium BidCo S.a.r.l (4)(8)	First Lien Senior Secured Loan	6.73% (S + 3.00%)	8/6/2031	1,989,975	1,989,975	1,991,219
Padagis, LLC (6)(8)	First Lien Senior Secured Loan	8.69% (S +CSA + 4.75%)	7/6/2028	8,890,339	8,849,965	8,445,822
					10,839,940	10,437,041	2.6%
Professional Services
Ankura Consulting Group, LLC (6)	First Lien Senior Secured Loan	7.17% (S + 3.50%)	12/17/2031	7,275,151	7,265,859	6,911,394
BarBri Holdings, Inc (7)	First Lien Senior Secured Loan	8.45% (S + 4.75%)	4/30/2030	7,141,250	7,141,250	7,096,617
Calabrio, Inc. (8)	First Lien Senior Secured Loan	7.67% (S + 4.00%)	11/26/2032	2,425,000	2,312,369	1,889,924
Castle US Holding Corporation (7)	First Lien Senior Secured Loan	9.62% (S + 6.00% incl. 1.00% PIK)	4/29/2030	1,069,792	1,028,918	1,074,692
Castle US Holding Corporation (7)	First Lien Senior Secured Loan	8.01% (S +CSA + 4.25%)	5/31/2030	1,740,495	1,740,495	841,964
Castle US Holding Corporation (6)(7)	First Lien Senior Secured Loan	8.43% (S +CSA + 4.50%)	5/31/2030	5,321,980	5,321,980	2,506,387
Corelogic, Inc. (6)(8)	First Lien Senior Secured Loan	7.26% (S +CSA + 3.50%)	6/2/2028	9,568,849	9,538,190	9,473,161
Edition Holdings Inc (7)	First Lien Senior Secured Loan	8.14% (S + 4.50%)	12/20/2032	8,383,626	8,358,943	8,208,713
EP Purchaser, LLC (6)(8)	First Lien Senior Secured Loan	8.28% (S +CSA + 4.50%)	11/6/2028	8,659,194	8,631,947	5,637,135
Genuine Financial Holdings LLC (6)(8)	First Lien Senior Secured Loan	6.89% (S + 3.25%)	9/27/2030	10,229,064	10,191,410	9,930,734
Inmar, Inc. (6)(7)(8)	First Lien Senior Secured Loan	8.20% (S + 4.50%)	10/30/2031	9,559,265	9,497,682	8,418,128
IVC Acquisition, Ltd. (4)(6)(8)	First Lien Senior Secured Loan	7.48% (S + 3.75%)	12/12/2028	7,445,600	7,396,215	7,402,155
Mermaid Bidco Inc (6)(8)	First Lien Senior Secured Loan	6.91% (S + 3.25%)	7/3/2031	4,454,660	4,445,523	4,322,891
NewFold Digital Holdings Gr (6)(8)	First Lien Senior Secured Loan	7.21% (S +CSA + 3.50%)	4/30/2029	2,909,841	2,909,841	2,356,971
NewFold Digital Holdings Gr (6)(8)	First Lien Senior Secured Loan	7.21% (S +CSA + 3.60%)	4/30/2029	599,712	599,712	259,624
Ryan, LLC (7)(8)	First Lien Senior Secured Loan	7.14% (S + 3.50%)	11/5/2032	8,300,742	8,210,935	8,248,862
Thryv, Inc. (6)	First Lien Senior Secured Loan	10.39% (S + 6.75%)	5/1/2029	5,400,000	5,365,323	5,329,125
Xplor T1, LLC (7)	First Lien Senior Secured Loan	6.91% (S + 3.25%)	12/1/2032	7,123,669	7,098,100	6,553,775
					107,054,692	96,462,252	23.8%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of June 30, 2026

(Unaudited)

Portfolio Company(3)	Investment	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Real Estate Management and Development
RealPage, Inc. (6)	First Lien Senior Secured Loan	7.48% (S + 3.75%)	4/24/2028	$5,925,000	$5,909,615	$5,586,416
Vacation Rental Brands, LLC (7)	First Lien Senior Secured Loan	8.98% (S + 5.25%)	5/6/2032	2,062,595	2,062,595	2,026,543
Vacation Rental Brands, LLC (7)	First Lien Senior Secured Loan	8.99% (S + 5.25%)	5/6/2032	1,378,472	1,378,472	1,364,688
					9,350,682	8,977,647	2.2%
Restaurants
Cooper's Hawk Intermediate Holding LLC (7)	First Lien Senior Secured Loan	9.17% (S + 5.50%)	7/29/2031	4,241,842	4,241,842	4,240,413
Cooper's Hawk Intermediate Holding LLC (7)(12)	First Lien Senior Secured Revolving Loan	9.08% (S + 5.50%)	7/29/2031	105,263	105,263	102,961
					4,347,105	4,343,374	1.1%
Road and Rail
Carriage Purchaser, Inc. (7)(8)	First Lien Senior Secured Loan	7.14% (S + 3.50%)	9/25/2028	8,662,059	8,665,540	8,709,873
					8,665,540	8,709,873	2.1%
Semiconductors and Semiconductor Equipment
CoreWeave Financing DDTL V LLC (4)(6)(8)(13)	First Lien Senior Secured Delayed Draw Loan	8.12% (S + 4.50%)	11/15/2031	1,775,806	1,775,806	1,883,231
					1,775,806	1,883,231	0.5%

Software
Aptean Inc. (7)	First Lien Senior Secured Loan	8.42% (S + 4.75%)	1/30/2031	6,608,793	6,579,181	6,394,007
Aptean Inc. (7)(11)	First Lien Senior Secured Revolving Loan	8.42% (S + 3.75%)	1/30/2031	120,745	117,885	102,256
Auctane, Inc (7)	First Lien Senior Secured Loan	9.42% (S +CSA + 5.75%)	6/1/2033	7,500,000	7,500,000	7,500,000
Barracuda Networks, Inc. (6)(8)	First Lien Senior Secured Loan	8.16% (S + 4.50%)	8/15/2029	10,161,742	10,017,552	6,973,496
Barracuda Networks, Inc.	Second Lien Senior Secured Loan	10.66% (S + 7.00%)	8/15/2030	4,000,000	3,911,869	1,380,580
Boxer Parent Company Inc. (6)(8)	First Lien Senior Secured Loan	6.42% (S + 3.00%)	7/30/2031	9,825,625	9,793,511	8,880,940
Flexera Software LLC (7)	First Lien Senior Secured Loan	8.15% (S + 4.50%)	8/16/2032	6,791,141	6,791,141	6,621,363
Help/Systems Holdings, Inc. (6)(8)	First Lien Senior Secured Loan	9.76% (S +CSA + 6.00%)	5/21/2029	4,848,286	4,848,286	3,696,818
Help/Systems Holdings, Inc.	Second Lien Senior Secured Loan	12.74% (S + 9% PIK)	5/21/2029	3,904,771	3,904,771	1,854,766
IGT Holding IV AB (4)(8)	First Lien Senior Secured Loan	6.73% (S + 3.00%)	9/2/2031	1,995,000	1,995,000	1,956,975
Ivanti Software, Inc. (6)(8)	First Lien Senior Secured Loan	9.41% (S + 5.75%)	6/1/2029	2,372,737	2,355,542	2,304,521
Ivanti Software, Inc. (6)(8)	First Lien Senior Secured Loan	8.41% (S + 4.75%)	6/1/2029	9,842,475	9,842,475	4,355,295
Ivanti Software, Inc.	Second Lien Senior Secured Loan	11.17% (S +CSA + 7.25%)	6/1/2029	3,030,000	3,030,000	544,143
Leia Finco US LLC (8)	First Lien Senior Secured Loan	6.93% (S + 3.25%)	10/9/2031	1,984,925	1,976,399	1,821,665
Magenta Security Holdings LLC (6)	First Lien Senior Secured Loan	10.67% (S +CSA + 6.75%)	7/27/2028	641,850	639,854	433,852
Magenta Security Holdings LLC (6)	First Lien Senior Secured Loan	10.93% (S +CSA + 7.00%)	7/27/2028	1,174,081	1,171,520	446,885
Magenta Security Holdings LLC (6)	First Lien Senior Secured Loan	10.17% (S + CSA + 7.00% incl. 0.75% PIK)	7/27/2028	6,355,448	6,345,478	1,094,059
Magenta Security Holdings LLC (6)	First Lien Senior Secured Loan	9.91% (S + 6.25%)	7/27/2028	949,963	943,198	935,951
Metropolis Technologies Inc (7)(8)	First Lien Senior Secured Loan	8.92% (S + 5.25%)	11/3/2032	7,462,500	7,420,610	7,359,891
Mitchell International, Inc. (6)(8)	Second Lien Senior Secured Loan	8.89% (S + 5.25%)	6/7/2032	7,500,000	7,473,044	6,926,250
MRI Software LLC (7)	First Lien Senior Secured Loan	8.48% (S + 4.75%)	2/10/2028	6,244,182	6,212,801	6,127,103
MRI Software LLC (7)(17)	First Lien Senior Secured Revolving Loan	8.48% (S + 4.75%)	2/10/2028	159,093	156,617	143,183
Optimizely North America Inc. (7)	First Lien Senior Secured Loan	9.12% (S + 5% cash)/S + 5.50% incl. 1.25% PIK)	10/30/2031	4,503,963	4,503,963	4,300,887
Orchid Merger Sub II, LLC (6)	First Lien Senior Secured Loan	8.63% (S +CSA + 4.75%)	7/27/2027	3,353,889	3,317,429	1,622,444
Project Alpha Intermediate Holding, Inc. (6)(8)	First Lien Senior Secured Loan	6.98% (S + 3.25%)	10/26/2030	7,805,950	7,733,345	5,702,247
Proofpoint Inc. (8)	First Lien Senior Secured Loan	6.73% (S + 3.00%)	8/31/2028	3,939,547	3,938,667	3,810,684
Renaissance Holding Corp. (6)(8)	First Lien Senior Secured Loan	7.66% (S + 4.00%)	4/5/2030	11,439,471	11,344,725	9,119,432
Rocket Software, Inc. (6)(8)	First Lien Senior Secured Loan	7.39% (S +CSA + 3.75%)	11/28/2028	12,046,290	11,940,276	11,475,235
Starlight Parent LLC (8)	First Lien Senior Secured Loan	7.67% (S + 4.00%)	4/16/2032	2,481,250	2,417,116	2,084,250
Tuple US Bidco LLC (4)(8)	First Lien Senior Secured Loan	7.38% (S + 3.75%)	1/14/2033	1,995,000	1,986,273	1,915,200
Veracode (6)(8)	First Lien Senior Secured Loan	8.51% (S +CSA + 4.75%)	5/2/2029	8,470,000	8,453,106	3,069,867
					158,661,634	120,954,245	29.8%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of June 30, 2026

(Unaudited)

Portfolio Company(3)	Investment	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Specialty Retail
Great Outdoors Group, LLC (6)(8)	First Lien Senior Secured Loan	6.89% (S + 3.25%)	1/23/2032	$6,872,002	$6,876,148	$6,902,067
Petco Health and Wellness Company Inc (4)(8)	First Lien Senior Secured Loan	7.98% (S + 4.25%)	1/31/2031	1,995,000	1,936,727	1,974,013
					8,812,875	8,876,080	2.2%
Technology Hardware, Storage & Peripherals
Clover Holdings 2 LLC (6)	First Lien Senior Secured Loan	7.75%	12/9/2031	748,111	731,481	716,002
Clover Holdings 2 LLC (8)	First Lien Senior Secured Loan	7.75% (S + 3.75%)	12/9/2031	386,524	370,190	367,681
					1,101,671	1,083,683	0.3%
Textiles, Apparel & Luxury Goods
Tory Burch LLC (6)(8)	First Lien Senior Secured Loan	7.64% (S + 4.00%)	4/30/2031	6,000,000	5,882,881	5,984,370
					5,882,881	5,984,370	1.5%
Trading Companies and Distributors
Albion Financing 3 S.a.r.l (4)(8)	First Lien Senior Secured Loan	6.63% (S + 3.00%)	5/21/2031	2,984,925	2,984,925	2,996,118
Radwell Parent, LLC (7)	First Lien Senior Secured Loan	8.48% (S + 4.75%)	4/1/2030	2,088,617	2,088,617	2,075,563
Radwell Parent, LLC (7)	First Lien Senior Secured Loan	8.45% (S + 4.75%)	4/1/2030	1,083,239	1,083,239	1,076,469
Radwell Parent, LLC (7)(18)	First Lien Senior Secured Delayed Draw Loan	8.48% (S + 4.75%)	4/1/2030	37,523	37,523	30,940
Radwell Parent, LLC (7)(18)	First Lien Senior Secured Revolving Loan	8.48% (S + 4.75%)	4/1/2030	66,412	66,412	65,790
Radwell Parent, LLC (7)	First Lien Senior Secured Delayed Draw Loan	8.48% (S + 4.75%)	4/1/2030	253,634	253,634	253,000
					6,514,350	6,497,880	1.6%

Total debt investments					$1,158,535,210	$1,037,803,601	255.5%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of June 30, 2026

(Unaudited)

Portfolio Company(3)	Investment	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Structured Note
AIMCO 2018-AA FR (4)(22)	Collateralized Loan Obligation	11.57% (S + 7.25%)	10/17/2037	$3,000,000	$2,972,597	$2,920,080
AIMCO 2015-AA FR4 (4)(22)	Collateralized Loan Obligation	11.41% (S + 7.18%)	10/17/2038	2,000,000	1,962,497	1,914,232
BABSN 2022-2A ER (4)(22)	Collateralized Loan Obligation	10.57% (S + 6.90%)	7/15/2039	3,000,000	3,053,386	2,786,488
CGMS 2020-2A ER (4)(22)	Collateralized Loan Obligation	12.46% (S +CSA + 8.53%)	1/25/2035	4,000,000	3,921,669	3,470,273
ELM20 2022-7A FR2 (4)(22)	Collateralized Loan Obligation	10.88% (S + 7.25%)	1/20/2039	1,450,000	1,407,842	1,434,415
ELMW2 2019-2A FRR (4)(22)	Collateralized Loan Obligation	11.70% (S + 7.82%)	10/20/2037	2,000,000	1,930,830	1,852,225
ELMW8 2021-1X ER (4)(22)	Collateralized Loan Obligation	9.93% (S + 6.25%)	4/20/2037	2,250,000	2,291,593	2,214,552
GLM 2021-9A FR (4)(22)	Collateralized Loan Obligation	12.14% (S + 8.46%)	4/20/2037	3,000,000	2,925,171	2,928,617
MORGN 2020-6A F (4)(22)	Collateralized Loan Obligation	11.97% (S +CSA + 8.04%)	10/23/2034	2,800,000	2,746,490	2,271,494
POST 2018-1X FR (4)(22)	Collateralized Loan Obligation	13.68% (S + 10.00%)	10/16/2037	2,070,000	1,981,352	1,925,565
THAYR 2017-1A ER (4)(22)	Collateralized Loan Obligation	12.81% (S +CSA + 8.87%)	4/20/2034	1,300,000	1,274,105	541,429
Total CLO Mezzanine				26,870,000	26,467,532	24,259,370	6.0%

Structured Subordinated Note
BABSN 2018-4A SUB (4)(22)	Collateralized Loan Obligation	NA	10/15/2030	4,000,000	-	400
DRSLF 2020-86A SUB (4)(22)	Collateralized Loan Obligation	NA	7/17/2034	6,000,000	2,283,305	1,308,875
HLM 12A-18 SUB (4)(22)	Collateralized Loan Obligation	NA	7/18/2031	7,500,000	28,943	15,000
LNGPT 2017-1A SUB (4)(22)	Collateralized Loan Obligation	NA	1/17/2030	6,358,000	273,367	225,073
REG12 2019-1A SUB (4)(22)	Collateralized Loan Obligation	NA	10/15/2032	6,000,000	3,159,484	2,185,536
SPEAK 2017-4A SUB (4)(22)	Collateralized Loan Obligation	NA	10/26/2034	5,000,000	1,076,236	231,809
Total CLO Equity				34,858,000	6,821,335	3,966,693	1.0%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of June 30, 2026

(Unaudited)

Portfolio Company(3)	Investment	Number of Shares	Cost	Fair Value	Percentage of Net Assets
Equity Investments
Containers and Packaging
Kleopatra Finco S.a.r.l (4)(8)(22)	Class A Common Shares	19,577	$89,838	$42,765
Kleopatra Finco S.a.r.l (4)(8)(22)	Class B Common Shares	19,577	89,838	42,765
Kleopatra Finco S.a.r.l (4)(8)(22)	Class C Common Shares	19,577	89,838	42,765
Kleopatra Finco S.a.r.l (4)(8)(22)	Class D Common Shares	19,577	89,838	42,765
Kleopatra Finco S.a.r.l (4)(8)(22)	Class E Common Shares	19,577	89,838	42,765
Kleopatra Finco S.a.r.l (4)(8)(22)	Class F Common Shares	19,577	89,838	42,765
Kleopatra Finco S.a.r.l (4)(8)(22)	Class G Common Shares	19,577	89,838	42,765
Kleopatra Finco S.a.r.l (4)(8)(22)	Class H Common Shares	19,577	89,838	42,765
Kleopatra Finco S.a.r.l (4)(8)(22)	Class I Common Shares	19,577	89,838	42,765
Pretium PKG Holdings, Inc. (6)(7)(22)	Class A1 Common Shares	31,201	624,020	585,019
			1,432,562	969,904	0.2%
Diversified Telecommunication Services
Mitel Networks (22)	Common Units	3,061	30,610	842
			30,610	842	0.0%
Healthcare Providers and Services
New WPCC Parent, LLC (6)(22)	Class A Common Units	62,372	23,390	50,677
New WPCC Parent, LLC (22)	Series A Preferred Units	60,894	822,384	928,634
Recovery Solutions Parent, LLC (6)(22)	Common Units	98,983	2,229,831	2,152,880
			3,075,605	3,132,191	0.8%
Hotels, Restaurants and Leisure
Aimbridge Acquisition Co., Inc. (6)(8)(22)	Common Shares	70,561	4,657,026	3,334,007
			4,657,026	3,334,007	0.8%
IT Services
PVKG Investments Holdings Inc (22)	Common Shares	89,288	1,258,194	34,153
			1,258,194	34,153	0.0%
Total Equity Investments		592,553	10,453,997	7,471,097	1.8%

Total Equity and Other Investments			43,742,864	35,697,160	8.8%

Portfolio Company(3)	Investment	Number of Shares	Cost	Fair Value	Percentage of Net Assets
Short-Term Investments
Fidelity Investments Money Market Government Portfolio - Institutional Class, 3.57% (6)(7)(10)		6,435,034	$6,435,034	$6,435,034	1.6%
Morgan Stanley Liquidity Funds US Dollar Treasury Liquidity Fund - Institutional Class, 3.49% (8)(10)		33,441,445	33,441,445	33,441,445	8.2%
Total Short-Term Investments			39,876,479	39,876,479	9.8%
Total Investments			$1,242,154,553	$1,113,377,240	274.1%
Liabilities in Excess of Other Assets				(707,223,710)	(174.1)%
Net Assets				$406,153,530	100.0%
(1)
The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(2)
Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”), SOFR + Credit Spread Adjustment (S+CSA), where the Credit Spread Adjustment is a defined additional spread amount based on the tenor of SOFR the borrower selects, the Euro Interbank Offered

Rate (“Euribor” or “E”), the U.S. Prime Rate (“P”), or an alternate base rate (which can include the Federal Funds Effective Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. For the holdings as of June 30, 2026 that have S+CSA as the base rate, the credit spread adjustment ranges from 10 bps to 26 bps.
(3)
As of June 30, 2026, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
(4)
Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2026, 17.4% of the Company’s total assets were in non-qualifying investments.
(5)
As of June 30, 2026, the tax cost of the Company’s investments approximates their amortized cost.
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
(9)
Loan was on non-accrual status as of June 30, 2026.
(10)
7-day effective yield as of June 30, 2026.
(11)
Of the $528,261 commitment to Aptean Inc, $407,516 was unfunded as of June 30, 2026.
(12)
Of the $368,421 commitment to Cooper's Hawk Intermediate Holding LLC, $263,158 was unfunded as of June 30, 2026.
(13)
Of the $5,000,000 commitment to CoreWeave Financing DDTL V LLC, $3,224,194 was unfunded as of June 30, 2026.
(14)
Of the $857,143 commitment to Deerfield Dakota Holding, LLC, $542,857 was unfunded as of June 30, 2026.
(15)
Of the $1,197,934 commitment to Dwyer Instruments, LLC, $182,174 was unfunded as of June 30, 2026.
(16)
Of the $559,500 commitment to Galway Borrower LLC, $381,864 was unfunded as of June 30, 2026.
(17)
Of the $636,370 commitment to MRI Software LLC, $477,278 was unfunded as of June 30, 2026.
(18)
Of the $1,316,497 commitment to Radwell Parent, LLC, $1,278,974 was unfunded as of June 30, 2026.
(19)
Of the $249,045 commitment to Radwell Parent, LLC, $182,633 was unfunded as of June 30, 2026.
(20)
Of the $147,977 commitment to USIC Holdings, Inc, $28,776 was unfunded as of June 30, 2026.
(21)
Of the $321,873 commitment to USIC Holdings, Inc, $33,107 was unfunded as of June 30, 2026.
(22)
Securities acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2026, the aggregate fair value of these securities is $42.9 million or 10.6% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

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

The accompanying notes are an integral part of these consolidated financial statements

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2025

Portfolio Company(3)	Investment	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Debt Investments
Aerospace and Defense
Arcline FM Holdings LLC (8)	First Lien Senior Secured Loan	6.42% (S + 2.75%)	6/24/2030	$2,985,019	$2,978,388	$3,001,108
Peraton Corp. (7)(8)	First Lien Senior Secured Loan	7.69% (S +CSA + 3.75%)	2/1/2028	8,593,896	8,596,681	7,993,871
Peraton Corp.	Second Lien Senior Secured Loan	11.67% (S +CSA + 7.75%)	2/1/2029	2,898,876	2,933,325	2,297,968
					14,508,394	13,292,947	2.9%
Auto Components
Autokiniton US Holdings, Inc. (6)(7)(8)	First Lien Senior Secured Loan	7.83% (S +CSA + 4.00%)	4/6/2028	9,865,469	9,863,512	9,798,482
First Brands Group, LLC (6)(8)(9)	First Lien Senior Secured Loan	10.99% (S +CSA + 7.11%)	3/30/2027	2,347,195	2,118,610	12,651
First Brands Group, LLC (8)(9)	First Lien Senior Secured Loan	13.84% (S + 10.00% incl. 8.45% PIK)	6/29/2026	3,063,291	2,520,588	605,000
First Brands Group, LLC (6)(8)(9)	First Lien Senior Secured Loan	10.84% (S + 7.00%)	6/29/2026	6,548,937	6,472,339	114,606
First Brands Group, LLC (9)	Second Lien Senior Secured Loan	14.49% (S +CSA + 10.61%)	3/24/2028	3,144,855	2,985,000	14,309
RC Buyer, Inc. (8)	First Lien Senior Secured Loan	7.33% (S +CSA + 3.50%)	7/28/2028	1,509,787	1,509,168	1,506,013
RealTruck Group, Inc. (6)	First Lien Senior Secured Loan	7.58% (S +CSA + 3.75%)	1/31/2028	6,767,524	6,767,007	5,244,831
RealTruck Group, Inc.	First Lien Senior Secured Loan	8.83% (S +CSA + 5.00%)	1/31/2028	1,965,000	1,938,534	1,538,595
					34,174,758	18,834,487	4.1%
Automotive
Highline Aftermarket Acquisition, LLC (8)	First Lien Senior Secured Loan	7.32% (S + 3.50%)	2/13/2030	3,960,000	3,951,795	3,987,245
					3,951,795	3,987,245	0.9%
Building Products
LBM Acquisition, LLC (6)(7)(8)	First Lien Senior Secured Loan	7.58% (S +CSA + 3.75%)	6/6/2031	10,381,590	10,296,986	9,766,221
Park River Holdings, Inc. (8)	First Lien Senior Secured Loan	8.49% (S + 4.50%)	3/17/2031	3,000,000	2,956,646	3,021,405
Specialty Building Products Holdings, LLC (6)(7)(8)	First Lien Senior Secured Loan	7.57% (S +CSA + 3.75%)	10/5/2028	9,625,000	9,619,674	9,010,203
					22,873,306	21,797,829	4.7%
Chemicals
ARC Falcon I Inc. (6)(8)	First Lien Senior Secured Loan	7.32% (S +CSA + 3.50%)	9/30/2028	4,041,398	4,032,787	4,044,550
ARC Falcon I Inc. (8)	Second Lien Senior Secured Loan	10.82% (S +CSA + 7.00%)	9/24/2029	2,427,315	2,357,216	2,426,185
Aruba Investments, Inc. (6)(8)	First Lien Senior Secured Loan	7.82% (S +CSA + 4.00%)	11/24/2027	7,851,387	7,830,194	7,233,090
Aruba Investments, Inc. (6)(8)	Second Lien Senior Secured Loan	11.57% (S +CSA + 7.75%)	11/24/2028	3,350,000	3,327,203	3,025,050
B'laster Holdings, LLC (7)	First Lien Senior Secured Loan	8.47% (S + 4.75%)	10/25/2029	4,344,667	4,280,394	4,212,355
B'laster Holdings, LLC (7)	First Lien Senior Secured Loan	8.47% (S + 4.75%)	10/25/2029	1,617,000	1,604,005	1,588,703
Fortis 333 Inc (8)	First Lien Senior Secured Loan	7.17% (S + 3.50%)	3/29/2032	2,985,000	2,978,325	2,964,105
Ineos Quattro Holdings UK Limited (4)(6)	First Lien Senior Secured Loan	8.07% (S +CSA + 4.25%)	4/2/2029	2,962,312	2,969,873	2,103,241
Ineos Quattro Holdings UK Limited (4)(8)	First Lien Senior Secured Loan	7.97% (S + 4.25%)	10/7/2031	3,970,000	3,982,307	2,677,269
Ineos US Finance LLC (4)(8)	First Lien Senior Secured Loan	6.72% (S + 3.00%)	2/7/2031	3,940,125	3,909,934	3,174,263
KOBE US Midco 2 Inc (19)	Corporate Bond	9.25% Cash/10.00% PIK	11/1/2026	2,424,935	2,421,049	2,091,506
Natgasoline LLC (7)(8)	First Lien Senior Secured Loan	9.22% (S + 5.50%)	3/25/2030	6,836,786	6,748,909	6,907,991
PMHC II Inc. (6)(8)	First Lien Senior Secured Loan	8.33% (S +CSA + 4.25%)	4/23/2029	10,804,172	10,677,252	6,053,361
Rohm Holding GmbH (4)(6)(7)(8)	First Lien Senior Secured Loan	9.70% (S + 5.50% incl. 0.25bp PIK)	1/31/2029	10,583,568	10,475,309	9,926,540
SCIL IV LLC (4)(7)(8)	First Lien Senior Secured Loan	7.79% (S + 4.00%)	11/8/2032	7,000,000	6,966,411	7,024,080
					74,561,168	65,452,289	14.1%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2025

Portfolio Company(3)	Investment	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Healthcare Technology
Cotiviti, Inc. (6)(8)	First Lien Senior Secured Loan	7.63% (S + 7.63%)	5/1/2031	$5,000,000	$4,926,514	$4,856,275
Raven Acquisition Holdings LLC (8)	First Lien Senior Secured Loan	6.72% (S + 3.00%)	11/19/2031	2,585,032	2,792,227	2,798,683
					7,718,741	7,654,958	1.6%
Hotels, Restaurants and Leisure
888 Holdings PLC (4)(8)	First Lien Senior Secured Loan	9.05% (S +CSA + 5.25%)	7/8/2028	5,881,718	5,859,029	5,074,836
Aimbridge Acquisition Co., Inc. (8)	First Lien Senior Secured Loan	9.35% (S +CSA + 5.50%)	3/11/2030	735,010	735,010	738,685
Aimbridge Acquisition Co., Inc. (6)(8)	First Lien Senior Secured Loan	17.35% (S+ 13.61% incl. 6% PIK)	3/11/2030	770,159	760,585	770,640
Jack Ohio Finance LLC (7)	First Lien Senior Secured Loan	7.72% (S + 4.00%)	1/28/2032	6,947,500	6,934,119	6,942,289
Ontario Gaming GTA Limited Partnership (4)(6)(8)	First Lien Senior Secured Loan	7.92% (S + 4.25%)	8/1/2030	8,258,216	8,256,463	7,662,427
					22,545,206	21,188,877	4.6%
Household Durables
HP PHRG BORROWER, LLC (6)(8)	First Lien Senior Secured Loan	7.67% (S + 4.00%)	2/20/2032	9,950,000	9,856,745	9,908,558
Hunter Douglas Inc (8)	First Lien Senior Secured Loan	6.67% (S + 3.00%)	1/16/2032	3,969,950	3,967,700	3,996,886
					13,824,445	13,905,444	3.0%
Household Products
Lavender Dutch BorrowerCo BV (4)(6)(8)	First Lien Senior Secured Loan	6.93% (S + 3.25%)	12/2/2032	3,000,000	2,992,500	3,028,125
					2,992,500	3,028,125	0.7%
Independent Power and Renewable Electricity Producers
EFS Cogen Holdings I, LLC (6)(7)(8)	First Lien Senior Secured Loan	6.67% (S + 3.00%)	10/3/2031	6,312,283	6,316,647	6,370,325
Hunterstown Generation, LLC (8)	First Lien Senior Secured Loan	6.67% (S + 3.00%)	11/6/2031	2,817,711	2,808,245	2,825,262
Lackawanna Energy Center LLC (6)(8)	First Lien Senior Secured Loan	6.78% (S + 3.00%)	7/23/2032	3,086,973	3,079,423	3,112,826
Oregon Clean Energy, LLC (6)	First Lien Senior Secured Loan	7.17% (S + 3.50%)	7/12/2030	1,934,435	1,926,796	1,946,893
					14,131,111	14,255,306	3.1%
Industrial Conglomerates
Gloves Buyer Inc (6)(8)	First Lien Senior Secured Loan	7.72% (S + 4.00%)	5/21/2032	8,000,000	7,962,104	7,975,000
					7,962,104	7,975,000	1.7%
Insurance
Acrisure, LLC (8)	First Lien Senior Secured Loan	6.72% (S + 3.00%)	11/6/2030	3,950,100	3,942,882	3,951,957
Acrisure, LLC (6)	First Lien Senior Secured Loan	6.97% (S + 3.25%)	6/21/2032	4,987,469	5,005,942	4,999,937
Amynta Agency Borrower Inc. (Amynta Warranty Borrower Inc.) (8)	First Lien Senior Secured Loan	6.47% (S + 2.75%)	12/29/2031	2,970,094	2,944,043	2,980,296
Asurion, LLC (6)(8)	Second Lien Senior Secured Loan	9.08% (S +CSA + 5.25%)	1/19/2029	9,000,000	8,888,879	8,863,740
Galway Borrower LLC (7)(14)	First Lien Senior Secured Revolving Loan	8.19% (S + 4.50%)	9/29/2028	97,859	95,195	94,670
Galway Borrower LLC (7)(15)	First Lien Senior Secured Delayed Draw Loan	8.17% (S + 4.50%)	9/29/2028	905,781	879,024	916,871
Hyperion Refinance S.a.r.l. (4)(8)	First Lien Senior Secured Loan	6.49% (S + 2.75%)	4/18/2030	1,984,733	1,984,733	1,992,463
IMA Financial Group, Inc. (7)	First Lien Senior Secured Loan	6.72% (S + 3.00%)	11/1/2028	4,814,401	4,804,266	4,832,094
Jones DesLauriers Insurance Management Inc (4)(8)	First Lien Senior Secured Loan	6.83% (S + 3.00%)	12/9/2032	2,000,000	1,995,000	2,005,000
OneDigital Borrower LLC (8)	Second Lien Senior Secured Loan	8.97% (S + 5.25%)	7/2/2032	5,000,000	4,980,089	5,053,150
Patriot Growth Insurance Services, LLC (7)	First Lien Senior Secured Loan	8.82% (S +CSA + 5.00%)	10/16/2028	1,984,624	1,975,962	1,967,357
Patriot Growth Insurance Services, LLC (7)	First Lien Senior Secured Loan	8.67% (S + 5.00%)	10/16/2028	4,959,747	4,911,315	4,929,740
					42,407,330	42,587,275	9.2%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2025

Portfolio Company(3)	Investment	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Commercial Services and Supplies
Allied Universal Holdco LLC (6)(8)	First Lien Senior Secured Loan	6.97% (S + 3.25%)	8/20/2032	$9,975,000	$9,962,854	$10,038,890
Anticimex Global AB (4)(8)	First Lien Senior Secured Loan	6.56% (S + 2.90%)	11/17/2031	2,900,708	2,900,708	2,918,837
Gategroup Fin Luxembourg SA (4)(8)	First Lien Senior Secured Loan	7.19% (S + 3.50%)	6/10/2032	2,985,000	2,971,229	3,008,014
Verifone Systems Inc (6)	First Lien Senior Secured Loan	9.35% (S +CSA + 5.25%)	8/18/2028	8,087,742	8,087,742	7,682,223
					23,922,533	23,647,964	5.1%
Construction and Engineering
Congruex Group LLC (7)	First Lien Senior Secured Loan	10.49% (S + 6.50% incl. 5.00% PIK)	4/28/2029	6,534,837	6,451,232	5,374,969
Crown Subsea Communications Holding, Inc. (6)(8)	First Lien Senior Secured Loan	7.22% (S + 3.50%)	1/30/2031	9,375,425	9,346,374	9,459,803
Holding Socotec (4)(6)	First Lien Senior Secured Loan	6.91% (S + 3.25%)	6/2/2031	3,960,000	3,951,412	3,996,511
LSF12 Crown US Commercial Bidco, LLC (6)(8)	First Lien Senior Secured Loan	7.37% (S + 3.50%)	12/2/2031	9,715,258	9,703,616	9,788,123
Michael Baker International, LLC (7)(8)	First Lien Senior Secured Loan	7.84% (S + 4.00%)	12/1/2028	8,980,596	8,952,333	9,012,388
Northstar Group Services, Inc. (7)(8)	First Lien Senior Secured Loan	8.59% (S + 4.75%)	5/31/2030	11,189,625	11,193,722	11,296,262
Pioneer AcquisitionCo LLC (8)	First Lien Senior Secured Loan	6.94% (S + 3.25%)	10/27/2032	2,500,000	2,493,791	2,514,063
TMC Buyer, Inc. (6)(8)	First Lien Senior Secured Loan	8.57% (S + 4.75%)	10/25/2030	6,542,181	6,507,584	6,580,027
USIC Holdings, Inc. (7)	First Lien Senior Secured Loan	9.32% (S + 5.50%)	9/10/2031	2,503,709	2,483,414	2,491,190
USIC Holdings, Inc. (7)(17)	First Lien Senior Secured Delayed Draw Loan	9.32% (S + 5.50%)	9/10/2031	84,964	84,964	84,221
USIC Holdings, Inc. (7)(18)	First Lien Senior Secured Revolving Loan	9.04% (S + 5.25%)	9/10/2031	150,820	150,820	149,211
					61,319,262	60,746,768	13.1%
Construction Materials
Smyrna Ready Mix Concrete (8)(19)	Corporate Bond	6.00%	11/1/2028	3,000,000	3,000,000	3,018,750
					3,000,000	3,018,750	0.7%
Containers and Packaging
Ahlstrom Holding 3 OY (4)(6)(8)	First Lien Senior Secured Loan	8.18% (S +CSA + 4.25%)	5/23/2030	6,965,044	6,866,658	7,020,555
Kleopatra Finco S.a.r.l (4)(8)(9)	First Lien Senior Secured Loan	9.04% (S +CSA + 4.73%)	2/4/2026	1,262,549	1,256,236	220,946
Kleopatra Finco S.a.r.l (4)(8)	First Lien Senior Secured Loan	9.78% (S + 6.00% incl. 3.00% PIK)	8/7/2026	643,281	641,980	578,152
Kleopatra Finco S.a.r.l (4)(8)	First Lien Senior Secured Loan	9.78% (S + 6.00% incl. 3.00% PIK)	8/7/2026	653,723	649,562	587,537
Pretium PKG Holdings, Inc. (6)(9)	Second Lien Senior Secured Loan	10.86% (S +CSA + 6.75%)	9/30/2029	2,000,000	1,980,000	76,430
Pretium PKG Holdings, Inc.	First Lien Senior Secured Loan	8.90% (S + 5.00% incl. 1.25% PIK)	10/2/2028	1,538,541	1,505,623	1,552,249
Pretium PKG Holdings, Inc. (6)(7)	First Lien Senior Secured Loan	8.50% (S + 5.30% incl. 0.70% PIK)	10/2/2028	5,636,990	5,608,618	2,311,166
Tank Holding Corp.	First Lien Senior Secured Loan	9.57% (S +CSA + 5.75%)	3/31/2028	2,436,869	2,408,278	2,249,534
Tank Holding Corp.	First Lien Senior Secured Loan	9.82% (S +CSA + 6.00%)	3/31/2028	2,042,250	2,019,375	1,884,823
Tank Holding Corp.	First Lien Senior Secured Delayed Draw Loan	9.82% (S +CSA + 6.00%)	3/31/2028	885,293	875,754	817,050
Tosca Services, LLC (8)	First Lien Senior Secured Loan	9.22% (S + 5.50%)	11/30/2028	1,372,991	1,372,991	1,394,877
Tosca Services, LLC (6)	First Lien Senior Secured Loan	8.57% (S + CSA + 4.75% incl. 3.25% PIK)	11/30/2028	8,099,646	8,021,862	7,657,527
					33,206,937	26,350,846	5.7%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2025

Portfolio Company(3)	Investment	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Diversified Consumer Services
Cengage Learning, Inc. (6)(8)	First Lien Senior Secured Loan	7.23% (S + 3.50%)	3/24/2031	$5,910,300	$5,875,964	$5,941,565
Fugue Finance, LLC (4)(8)	First Lien Senior Secured Loan	6.57% (S + 2.75%)	1/9/2032	5,851,443	5,804,234	5,879,238
Radar Bidco SARL (4)(8)	First Lien Senior Secured Loan	7.19% (S + 3.25%)	4/4/2031	1,995,000	1,995,000	2,010,800
					13,675,198	13,831,603	3.0%
Diversified Financial Services
Deerfield Dakota Holding, LLC (7)	First Lien Senior Secured Loan	9.42% (S + 5.75% incl. 2.75% PIK)	9/13/2032	9,219,683	9,219,683	9,242,404
Edelman Financial Engines Center, LLC, The (8)	Second Lien Senior Secured Loan	8.97% (S + 5.25%)	10/20/2028	2,500,000	2,496,114	2,501,050
GC Ferry Acquisition Inc (6)(8)	First Lien Senior Secured Loan	7.17% (S + 3.50%)	8/16/2032	7,687,500	7,578,649	7,686,915
IMC Financing LLC (8)	First Lien Senior Secured Loan	7.23% (S + 3.50%)	6/2/2032	1,990,000	1,980,821	2,008,666
Kestra Advisor Services Holdings A Inc (8)	First Lien Senior Secured Loan	6.72% (S + 3.00%)	3/24/2031	1,271,788	1,271,788	1,275,763
Minotaur Acquisition, Inc. (7)	First Lien Senior Secured Loan	8.72% (S + 5.00%)	5/10/2030	6,869,545	6,869,545	6,831,709
Minotaur Acquisition, Inc.	First Lien Senior Secured Delayed Draw Loan	8.72% (S + 5.00%)	5/10/2030	1,112,964	1,112,964	1,107,399
Minotaur Acquisition, Inc.	First Lien Senior Secured Delayed Draw Loan	8.72% (S + 1.00%)	5/10/2030	1,162,791	1,162,791	1,156,977
Nexus Buyer LLC (6)(8)	First Lien Senior Secured Loan	7.22% (S + 3.50%)	7/31/2031	9,875,437	9,686,019	9,752,537
Nexus Buyer LLC	First Lien Senior Secured Loan	9.47% (S + 5.75%)	1/30/2032	6,000,000	5,941,330	5,957,820
Osaic Holdings, Inc (8)	First Lien Senior Secured Loan	6.60% (S + 3.00%)	8/2/2032	3,000,000	2,992,801	3,016,020
Plano Holdco, Inc. (8)	First Lien Senior Secured Loan	7.17% (S + 3.50%)	10/2/2031	4,962,500	4,941,063	4,826,031
Transnetwork LLC (7)	First Lien Senior Secured Loan	8.42% (S + 4.75%)	12/29/2030	5,096,000	5,028,765	4,841,200
					60,282,333	60,204,491	13.0%
Diversified Telecommunication Services
Altice Financing S.A. (4)(19)	Corporate Bond	5.00%	1/15/2028	3,000,000	2,784,520	2,115,000
Zayo Group Holdings, Inc. (6)(8)	First Lien Senior Secured Loan	7.33% (S + CSA + 3.50% incl. 0.50% PIK)	3/11/2030	6,835,133	6,788,086	6,505,816
					9,572,606	8,620,816	1.9%
Electrical Equipment
Nvent Electric Public Limited Company (4)(8)	First Lien Senior Secured Loan	6.84% (S + 3.00%)	1/30/2032	1,995,000	1,986,233	2,010,591
Watlow Electric Manufacturing Company (8)	First Lien Senior Secured Loan	6.84% (S + 3.00%)	3/2/2028	3,727,235	3,727,037	3,756,941
					5,713,270	5,767,532	1.2%
Electronic Equipment, Instruments and Components
Creation Technologies Inc. (4)(7)(8)	First Lien Senior Secured Loan	9.70% (S +CSA + 5.50%)	10/5/2028	8,763,776	8,626,355	8,774,730
Dwyer Instruments, LLC (7)	First Lien Senior Secured Loan	8.42% (S + 4.75%)	7/21/2029	8,226,757	8,226,757	8,165,057
Dwyer Instruments, LLC (7)	First Lien Senior Secured Delayed Draw Loan	8.42% (S + 1.00%)	7/21/2029	490,980	490,980	487,297
Dwyer Instruments, LLC (7)(13)	First Lien Senior Secured Revolving Loan	8.42% (S + 4.75%)	7/20/2029	429,214	420,017	420,229
Infinite Bidco, LLC (6)(8)	Second Lien Senior Secured Loan	11.10%(S+CSA+7.00%)	2/24/2029	2,729,999	2,727,786	2,619,952
Infinite Bidco, LLC (6)(8)	First Lien Senior Secured Loan	7.85% (S +CSA + 3.75%)	3/2/2028	6,217,627	6,198,964	6,158,031
Infinite Bidco, LLC	First Lien Senior Secured Loan	10.14% (S + 6.25%)	3/2/2028	2,910,000	2,907,930	2,917,275
TCP Sunbelt Acquisition Co. (6)(8)	First Lien Senior Secured Loan	8.07% (S + 4.25%)	10/16/2031	9,900,000	9,872,661	10,017,612
					39,471,450	39,560,183	8.5%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2025

Portfolio Company(3)	Investment	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Energy Equipment and Services
Astro Acquisition, LLC (8)	First Lien Senior Secured Loan	7.12% (S + 3.25%)	8/16/2032	$3,990,000	$3,980,698	$4,026,568
Star Holding LLC (6)(8)	First Lien Senior Secured Loan	8.22% (S + 4.50%)	7/31/2031	6,934,887	6,912,805	6,830,863
					10,893,503	10,857,431	2.3%
Entertainment
International Entertainment JJCo 3 Limited (4)(8)	First Lien Senior Secured Loan	6.84% (S + 3.00%)	4/30/2032	2,985,019	2,971,111	2,973,825
					2,971,111	2,973,825	0.6%
Food Products
Aspire Bakeries Holdings, LLC (6)(8)	First Lien Senior Secured Loan	7.22% (S + 3.50%)	12/23/2030	10,503,900	10,500,968	10,577,480
B&G Foods Inc (4)(6)	First Lien Senior Secured Loan	7.22% (S + 3.50%)	10/10/2029	2,474,937	2,297,844	2,394,502
Frozen Bakery Acquisition LLC (7)	First Lien Senior Secured Loan	8.69% (S +CSA + 4.75%)	7/9/2029	6,435,000	6,385,701	6,370,650
Osmosis Buyer Limited (6)(7)	First Lien Senior Secured Loan	6.87% (S + 3.00%)	7/31/2028	8,450,662	8,453,393	8,478,803
Solina Group Services SAS (4)(8)	First Lien Senior Secured Loan	6.98% (S + 3.25%)	3/12/2029	1,985,000	1,985,000	2,003,193
					29,622,906	29,824,628	6.4%
Healthcare Equipment and Supplies
Lifescan Global Corporation (6)	First Lien Senior Secured Loan	9.24% (S + 5.50%)	12/8/2030	2,137,644	2,137,644	2,137,644
NSM Top Holdings Corp (6)(8)	First Lien Senior Secured Loan	8.02% (S +CSA + 4.25%)	5/14/2029	6,774,643	6,757,163	6,822,743
					8,894,807	8,960,387	1.9%
Healthcare Providers and Services
AccentCare, Inc. (6)(8)	First Lien Senior Secured Loan	7.87% (S + 4.00%)	9/20/2028	5,791,339	5,792,293	4,854,590
Athletico Management, LLC (6)	First Lien Senior Secured Loan	8.19% (S +CSA + 4.25%)	2/2/2029	6,972,125	6,954,862	5,219,856
Aveanna Healthcare LLC (4)(6)(8)	First Lien Senior Secured Loan	7.47% (S + 3.75%)	9/10/2032	9,585,975	9,570,912	9,658,445
Gainwell Acquisition Corp. (6)(8)	First Lien Senior Secured Loan	7.77% (S +CSA + 4.00%)	10/1/2027	8,606,605	8,540,519	8,471,051
Gainwell Acquisition Corp.	Second Lien Senior Secured Loan	12.04% (S +CSA + 8.00%)	10/2/2028	3,000,000	2,973,544	2,925,000
Gainwell Acquisition Corp.	Second Lien Senior Secured Loan	12.04% (S +CSA + 8.00%)	10/2/2028	2,400,000	2,304,764	2,340,000
Global Medical Response, Inc. (6)	First Lien Senior Secured Loan	7.38% (S + 3.50%)	10/1/2032	9,036,939	9,036,939	9,104,038
HAH Group Holding Company LLC (6)(8)	First Lien Senior Secured Loan	8.72% (S + 5.00%)	9/24/2031	10,110,483	10,004,127	8,908,296
Inception Finco S.a r.l. (4)(7)	First Lien Senior Secured Loan	6.92% (S + 3.25%)	4/18/2031	3,950,100	3,933,043	3,988,376
Medical Solutions Holdings, Inc. (6)(7)(8)	First Lien Senior Secured Loan	7.44% (S +CSA + 3.50%)	11/1/2028	9,745,900	8,763,014	7,017,048
NAPA Management Services Corporation (6)(8)	First Lien Senior Secured Loan	9.07% (S +CSA + 5.25%)	2/23/2029	9,661,787	9,560,760	6,745,908
National Mentor Holdings, Inc. (6)(8)	First Lien Senior Secured Loan	9.72% (S + 6.00%)	12/5/2030	6,300,000	6,111,752	6,329,565
National Mentor Holdings, Inc. (8)(19)	Corporate Bond	10.50%	12/15/2030	700,000	686,884	704,375
New WPCC Parent, LLC (6)	First Lien Senior Secured Loan	13.22% (S + 9.50% cash)/S + 11.50% incl. 8.00% PIK)	5/9/2030	1,081,051	1,081,051	1,032,404
Outcomes Group Holdings, Inc. (8)	First Lien Senior Secured Loan	6.72% (S + 3.00%)	5/6/2031	2,955,206	2,944,458	2,977,577
Pluto Acquisition I, Inc. (6)	First Lien Senior Secured Loan	9.19% (S + 5.50%)	6/20/2028	1,331,311	1,331,311	1,351,280
Radiology Partners Inc (6)(8)	First Lien Senior Secured Loan	8.17% (S + 4.50%)	6/25/2032	7,980,000	7,903,664	7,975,651
Recovery Solutions Parent, LLC	First Lien Senior Secured Loan	11.17% (S + 7.50/S + 8.50% incl. 5.00% PIK)	1/28/2030	2,366,370	2,366,370	2,369,328
U.S. Renal Care, Inc. (6)(7)(8)	First Lien Senior Secured Loan	8.83% (S +CSA + 5.00%)	6/20/2028	7,679,420	7,626,133	7,252,253
US Fertility Enterprises, LLC (6)(8)	First Lien Senior Secured Loan	7.24% (S + 3.50%)	12/10/2032	4,342,105	4,319,079	4,367,105
					111,805,479	103,592,146	22.3%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2025

Portfolio Company(3)	Investment	Interest Rate	Maturity Date	Principal / Par		Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Interactive Media Services
Bending Spoons Operations Spa (4)(7)(8)	First Lien Senior Secured Loan	9.03% (S + 5.25%)	2/19/2031	$4,812,500		$4,726,004	$4,698,203
Bending Spoons Operations Spa (4)(8)	First Lien Senior Secured Loan	9.57% (S + 5.88%)	3/7/2031	2,000,000		1,920,000	1,945,000
Stepstone Group MidCo 2 GmbH, The (4)(6)(8)	First Lien Senior Secured Loan	8.20% (S + 4.50%)	12/4/2031	9,950,000		9,871,014	9,336,384
					-	16,517,018	15,979,587	3.4%
IT Services
Connectwise LLC (6)	First Lien Senior Secured Loan	7.43% (S +CSA + 3.50%)	9/29/2028	5,708,290		5,704,801	5,619,126
Corelogic, Inc. (6)(8)	First Lien Senior Secured Loan	7.33% (S +CSA + 3.50%)	6/2/2028	9,619,079		9,579,493	9,640,915
Delta Topco, Inc. (6)	Second Lien Senior Secured Loan	8.94% (S + 5.25%)	12/24/2030	4,500,000		4,482,117	4,447,035
Delta Topco, Inc. (6)	First Lien Senior Secured Loan	6.44% (S + 2.75%)	11/30/2029	4,850,500		4,843,468	4,833,475
Everest SubBidCo (4)(7)(8)	First Lien Senior Secured Loan	8.44% (S + 4.50%)	12/8/2031	2,633,500		2,610,472	2,613,748
Everest SubBidCo (4)(7)(8)	First Lien Senior Secured Loan	8.44% (S + 4.50%)	12/8/2031	5,286,800		5,240,305	5,247,149
Flash Charm, Inc.	Second Lien Senior Secured Loan	10.75%(S+CSA+6.75%)	3/2/2029	3,353,659		3,363,458	2,951,220
Flash Charm, Inc. (6)(8)	First Lien Senior Secured Loan	7.35% (S + 3.50%)	3/2/2028	9,529,198		9,517,058	8,916,423
Idemia Group S.A.S. (4)(6)(8)	First Lien Senior Secured Loan	7.92% (S + 4.25%)	9/30/2028	6,877,500		6,891,381	6,937,678
LogMeIn, Inc. (6)	First Lien Senior Secured Loan	8.79% (S +CSA + 4.75%)	4/28/2028	4,068,746		4,048,887	3,627,959
LogMeIn, Inc. (6)	First Lien Senior Secured Loan	8.79% (S +CSA + 4.75%)	4/28/2028	4,068,746		4,047,112	1,598,427
Logrhythm, Inc. (7)	First Lien Senior Secured Loan	11.34% (S + 7.50%)	7/2/2029	6,363,636		6,363,636	5,471,136
Micro Holding Corp. (6)(8)	First Lien Senior Secured Loan	7.97% (S + 4.25%)	5/3/2028	5,725,164		5,618,169	5,340,146
Micro Holding Corp. (6)(8)	First Lien Senior Secured Loan	7.97% (S + 4.25%)	12/31/2031	3,875,186		3,805,193	3,334,482
Precisely Software Incorporated (6)(8)	First Lien Senior Secured Loan	8.10% (S +CSA + 4.00%)	4/24/2028	10,554,540		10,541,028	9,850,024
PVKG Investment Holdings Inc. (6)(7)	First Lien Senior Secured Loan	9.52% (S + 5.75%)	6/4/2030	1,737,165		1,707,660	739,381
Red Planet Borrower LLC (6)(8)	First Lien Senior Secured Loan	7.72% (S + 4.00%)	9/8/2032	13,000,000		12,873,097	13,040,625
Redstone Holdco 2 LP (6)(7)	First Lien Senior Secured Loan	8.85% (S +CSA + 4.75%)	4/14/2028	4,892,258		4,878,227	2,052,302
Rithum Holdings Inc (6)(8)	First Lien Senior Secured Loan	8.42% (S + 4.75%)	7/21/2032	4,987,500		4,890,635	4,995,281
Sitel Group (4)	First Lien Senior Secured Loan	7.68% (S +CSA + 3.75%)	8/28/2028	2,953,727		2,441,050	1,993,766
team.Blue Finco Sarl (4)(6)(8)	First Lien Senior Secured Loan	6.92% (S + 3.25%)	7/12/2032	4,975,000		4,950,209	5,007,661
Vision Solutions, Inc. (8)	Second Lien Senior Secured Loan	11.35% (S +CSA + 7.25%)	4/23/2029	5,500,000		5,452,413	5,225,000
						123,849,869	113,482,959	24.4%
Machinery
Aramsco, Inc. (7)	First Lien Senior Secured Loan	8.42% (S + 4.75%)	10/10/2030	5,950,799		5,891,207	4,035,445
CPM Holdings, Inc. (6)(8)	First Lien Senior Secured Loan	8.34% (S + 4.50%)	9/27/2028	7,889,000		7,854,663	7,862,690
PT Intermediate Holdings III, LLC (7)	First Lien Senior Secured Loan	8.67% (S + 5.00% incl. 1.75% PIK)	4/9/2030	10,070,315		10,023,758	10,043,681
						23,769,628	21,941,816	4.7%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2025

Portfolio Company(3)	Investment	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Media
Century De Buyer LLC (8)	First Lien Senior Secured Loan	6.84% (S + 3.00%)	10/30/2030	$1,975,100	$1,961,039	$1,974,181
Directv Financing LLC (8)	First Lien Senior Secured Loan	9.10% (S +CSA + 5.00%)	8/2/2027	235,624	234,945	236,361
Directv Financing LLC (8)	First Lien Senior Secured Loan	9.35% (S +CSA + 5.25%)	8/2/2029	2,843,931	2,836,821	2,857,326
Summer BC Holdco B LLC (4)(6)(7)(8)	First Lien Senior Secured Loan	8.93% (S +CSA + 5.00%)	2/12/2029	11,675,010	11,616,379	10,949,000
The E.W. Scripps Company (4)(6)	First Lien Senior Secured Loan	9.60% (S +CSA + 5.75%)	6/30/2028	3,001,441	2,834,218	3,043,251
					19,483,402	19,060,119	4.1%
Metals and Mining
American Rock Salt Company LLC	Second Lien Senior Secured Loan	11.33% (S +CSA + 7.25%)	6/4/2029	2,750,000	2,764,708	1,623,654
American Rock Salt Company LLC (6)	First Lien Senior Secured Loan	7.94% (S +CSA + 4.00%)	6/9/2028	5,734,799	5,734,672	4,450,787
American Rock Salt Company LLC (6)	First Lien Senior Secured Loan	11.08% (S +CSA + 7.00%)	6/9/2028	1,148,702	1,099,647	1,140,087
Grinding Media Inc. (Molycop Ltd.) (7)(8)	First Lien Senior Secured Loan	7.34% (S + 3.50%)	10/12/2028	8,935,262	8,914,817	8,952,016
					18,513,844	16,166,544	3.5%
Pharmaceuticals
Padagis, LLC (6)(8)	First Lien Senior Secured Loan	8.95% (S +CSA + 4.75%)	7/6/2028	8,983,493	8,929,106	8,511,860
					8,929,106	8,511,860	1.8%
Professional Services
Ankura Consulting Group, LLC (6)	First Lien Senior Secured Loan	7.37% (S + 3.50%)	12/17/2031	7,311,802	7,301,319	7,166,882
BarBri Holdings, Inc (7)	First Lien Senior Secured Loan	8.69% (S + 5.00%)	4/30/2030	7,177,500	7,177,500	7,177,500
Calabrio, Inc. (8)	First Lien Senior Secured Loan	7.84% (S + 4.00%)	11/26/2032	2,425,000	2,304,882	2,291,625
Castle US Holding Corporation (7)	First Lien Senior Secured Loan	9.92% (S + 6.00% incl. 1.00% PIK)	4/29/2030	1,069,763	1,024,198	1,089,319
Castle US Holding Corporation (7)	First Lien Senior Secured Loan	8.08% (S +CSA + 4.25%)	5/31/2030	1,749,307	1,749,307	940,253
Castle US Holding Corporation (6)(7)	First Lien Senior Secured Loan	8.33% (S +CSA + 4.50%)	5/31/2030	5,348,927	5,348,927	2,845,629
Edition Holdings Inc (7)	First Lien Senior Secured Loan	8.20% (S + 4.50%)	12/20/2032	6,589,974	6,561,940	6,589,974
EP Purchaser, LLC (6)(8)	First Lien Senior Secured Loan	8.44% (S +CSA + 4.50%)	11/6/2028	8,710,784	8,676,007	6,288,141
Genuine Financial Holdings LLC (6)(8)	First Lien Senior Secured Loan	6.97% (S + 3.25%)	9/27/2030	10,280,989	10,239,089	8,759,968
Inmar, Inc. (6)(7)(8)	First Lien Senior Secured Loan	8.22% (S + 4.50%)	10/30/2031	9,607,666	9,539,117	9,511,589
IVC Acquisition, Ltd. (4)(6)(8)	First Lien Senior Secured Loan	7.42% (S + 3.75%)	12/12/2028	7,483,685	7,424,613	7,537,006
Mermaid Bidco Inc (6)(8)	First Lien Senior Secured Loan	7.15% (S + 3.25%)	7/3/2031	4,477,330	4,466,512	4,499,717
NewFold Digital Holdings Gr (6)(8)	First Lien Senior Secured Loan	7.38% (S +CSA + 3.50%)	4/30/2029	3,407,396	3,407,396	2,857,953
NewFold Digital Holdings Gr (6)(8)	First Lien Senior Secured Loan	7.38% (S +CSA + 3.50%)	4/30/2029	601,305	601,305	383,332
Ryan, LLC (7)(8)	First Lien Senior Secured Loan	7.22% (S + 3.50%)	11/5/2032	7,321,546	7,238,466	7,239,178
Thryv, Inc. (6)	First Lien Senior Secured Loan	10.47% (S + 6.75%)	5/1/2029	5,400,000	5,358,758	5,400,000
Xplor T1, LLC (7)	First Lien Senior Secured Loan	7.29% (S + 3.50%)	12/1/2032	7,159,556	7,132,236	7,177,455
					95,551,572	87,755,521	18.9%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2025

Portfolio Company(3)	Investment	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Real Estate Management and Development
RealPage, Inc. (6)	First Lien Senior Secured Loan	7.42% (S + 3.75%)	4/24/2028	$5,955,000	$5,933,718	$5,981,678
Vacation Rental Brands, LLC (7)	First Lien Senior Secured Loan	8.92% (S + 5.25%)	5/6/2032	1,385,417	1,385,417	1,341,697
					7,319,135	7,323,375	1.6%
Restaurants
Cooper's Hawk Intermediate Holding LLC (7)	First Lien Senior Secured Loan	9.32% (S + 5.50%)	7/29/2031	4,052,632	4,052,632	4,058,421
Cooper's Hawk Intermediate Holding LLC (7)(12)	First Lien Senior Secured Revolving Loan	9.23% (S + 5.50%)	7/29/2031	52,632	52,632	52,632
					4,105,264	4,111,053	0.9%
Road and Rail
Carriage Purchaser, Inc. (7)(8)	First Lien Senior Secured Loan	7.22% (S + 3.50%)	9/25/2028	8,705,807	8,707,562	8,765,659
					8,707,562	8,765,659	1.9%
Software
Aptean Acquiror Inc. (7)	First Lien Senior Secured Loan	8.57% (S + 4.75%)	1/30/2031	6,641,965	6,607,574	6,641,965
Aptean Inc. (7)(11)	First Lien Senior Secured Revolving Loan	10.75% (S + 4.75%)	1/30/2031	150,932	147,762	137,725
Barracuda Networks, Inc. (6)(8)	First Lien Senior Secured Loan	8.34% (S + 4.50%)	8/15/2029	10,214,394	10,043,582	8,361,452
Barracuda Networks, Inc.	Second Lien Senior Secured Loan	10.84% (S + 7.00%)	8/15/2030	4,000,000	3,901,527	2,165,360
Boxer Parent Company Inc. (6)(8)	First Lien Senior Secured Loan	6.82% (S + 3.00%)	7/30/2031	9,875,375	9,839,448	9,861,303
Flexera Software LLC (7)	First Lien Senior Secured Loan	8.60% (S + 4.75%)	8/16/2032	6,791,141	6,791,141	6,732,262
Help/Systems Holdings, Inc. (6)(8)	First Lien Senior Secured Loan	12.22% (S +CSA + 6.00%)	5/21/2029	4,872,649	4,872,649	4,426,509
Help/Systems Holdings, Inc.	Second Lien Senior Secured Loan	12.96% (S in cash, 9% PIK)	5/21/2029	3,729,341	3,729,341	2,517,305
Ivanti Software, Inc. (6)(8)	First Lien Senior Secured Loan	9.64% (S + 5.75%)	6/1/2029	2,384,720	2,364,546	2,467,697
Ivanti Software, Inc. (6)(8)	First Lien Senior Secured Loan	8.64% (S + 4.75%)	6/1/2029	9,892,310	9,892,310	8,269,378
Ivanti Software, Inc.	Second Lien Senior Secured Loan	11.40% (S +CSA + 7.25%)	6/1/2029	3,030,000	3,030,000	1,325,625
Leia Finco US LLC (8)	First Lien Senior Secured Loan	7.19% (S + 3.25%)	10/9/2031	1,994,975	1,985,127	2,004,780
Magenta Security Holdings LLC (6)	First Lien Senior Secured Loan	10.85% (S +CSA + 6.75%)	7/27/2028	641,850	639,195	489,411
Magenta Security Holdings LLC (6)	First Lien Senior Secured Loan	11.10% (S +CSA + 7.00%)	7/27/2028	1,174,081	1,170,511	516,596
Magenta Security Holdings LLC (6)	First Lien Senior Secured Loan	10.35% (S + CSA + 7.00% incl. 5.50% PIK)	7/27/2028	6,355,448	6,341,288	1,493,530
Magenta Security Holdings LLC (6)	First Lien Senior Secured Loan	10.09% (S + 6.25%)	7/27/2028	949,963	941,441	953,526
Metropolis Technologies Inc (7)(8)	First Lien Senior Secured Loan	8.98% (S + 5.25%)	11/3/2032	7,500,000	7,453,125	7,443,750
Mitchell International, Inc. (6)(8)	Second Lien Senior Secured Loan	8.97% (S + 5.25%)	6/7/2032	7,500,000	7,469,488	7,470,938
MRI Software LLC (7)	First Lien Senior Secured Loan	8.42% (S + 4.75%)	2/10/2027	6,277,469	6,233,999	6,277,469
MRI Software LLC (7)(16)	First Lien Senior Secured Revolving Loan	8.44% (S + 4.75%)	10/2/2028	127,274	124,038	124,092
Optimizely North America Inc. (7)	First Lien Senior Secured Loan	8.72% (S + 5.00%)	10/30/2031	4,507,604	4,507,604	4,483,731
Orchid Merger Sub II, LLC (6)	First Lien Senior Secured Loan	8.57% (S +CSA + 4.75%)	7/27/2027	3,559,154	3,498,095	1,739,537
Project Alpha Intermediate Holding, Inc. (6)(8)	First Lien Senior Secured Loan	6.92% (S + 3.25%)	10/26/2030	7,845,675	7,763,855	7,842,301
Proofpoint Inc. (8)	First Lien Senior Secured Loan	6.67% (S + 3.00%)	8/31/2028	3,959,698	3,958,123	3,986,643
Renaissance Holding Corp. (6)(8)	First Lien Senior Secured Loan	7.72% (S + 4.00%)	4/5/2030	11,498,135	11,391,380	10,074,608
Rocket Software, Inc. (6)(8)	First Lien Senior Secured Loan	7.47% (S + 3.75%)	11/28/2028	12,107,130	11,947,759	12,119,721
Starlight Parent LLC (8)	First Lien Senior Secured Loan	7.70% (S + 4.00%)	4/16/2032	2,493,750	2,424,488	2,495,309
Veracode (6)(8)	First Lien Senior Secured Loan	8.69% (S +CSA + 4.75%)	5/2/2029	8,514,000	8,492,190	5,565,389
					147,561,586	127,987,912	27.5%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2025

Portfolio Company(3)	Investment	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Specialty Retail
Great Outdoors Group, LLC (6)(8)	First Lien Senior Secured Loan	6.97% (S + 3.25%)	1/23/2032	$6,906,885	$6,910,398	$6,956,097
Petco Health and Wellness Company Inc (4)(6)(8)	First Lien Senior Secured Loan	7.18% (S +CSA + 3.25%)	3/3/2028	5,811,942	5,480,509	5,762,191
					12,390,907	12,718,288	2.7%
Textiles, Apparel & Luxury Goods
Canada Goose Inc (4)(6)(8)	First Lien Senior Secured Loan	7.37% (S + 3.50%)	8/23/2032	7,000,000	6,982,500	7,001,470
					6,982,500	7,001,470	1.5%
Total debt investments					$1,169,683,646	$1,082,723,315	233.2%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2025

Portfolio Company(3)	Investment	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Structured Note
AIMCO 2015-AA FR4 (4)(19)	Collateralized Loan Obligation	11.41% (S + 7.18%)	10/17/2038	$2,000,000	$1,960,985	$1,939,899
AIMCO 2018-AA FR (4)(19)	Collateralized Loan Obligation	11.57% (S + 7.25%)	10/17/2037	3,000,000	2,971,246	2,882,172
APID 2016-24A DR (4)(19)	Collateralized Loan Obligation	9.95% (S +CSA + 5.80%)	10/20/2030	2,200,000	2,152,191	2,206,289
BABSN 2022-2A ER (4)(19)	Collateralized Loan Obligation	10.80% (S + 6.90%)	7/15/2039	3,000,000	3,055,415	3,004,815
CBAMR 2018-8A E1R (4)(19)	Collateralized Loan Obligation	11.30% (S + 7.40%)	7/15/2037	1,000,000	1,020,513	1,014,285
CGMS 2020-2A ER (4)(19)	Collateralized Loan Obligation	12.65% (S +CSA + 8.53%)	1/25/2035	4,000,000	3,917,139	3,727,602
CIFC 2023-2A E (4)(19)	Collateralized Loan Obligation	11.84% (S + 7.97%)	1/21/2037	2,700,000	2,761,264	2,760,819
ELM14 2022-1A FR (4)(19)	Collateralized Loan Obligation	12.28% (S + 8.01%)	10/20/2038	1,500,000	1,456,299	1,458,631
ELM20 2022-7A ER (4)(19)	Collateralized Loan Obligation	9.88% (S + 6.00%)	1/17/2037	2,400,000	2,432,686	2,404,159
ELMW2 2019-2A FRR (4)(19)	Collateralized Loan Obligation	12.15% (S + 7.82%)	10/20/2037	2,000,000	1,927,798	1,977,704
ELMW8 2021-1X ER (4)(19)	Collateralized Loan Obligation	10.13% (S + 6.25%)	4/20/2037	2,250,000	2,293,501	2,240,870
GLM 2021-9A FR (4)(19)	Collateralized Loan Obligation	12.34% (S + 8.46%)	4/20/2037	3,000,000	2,921,738	2,961,785
MORGN 2020-6A F (4)(19)	Collateralized Loan Obligation	12.16% (S +CSA + 8.04%)	10/23/2034	2,800,000	2,743,300	2,490,592
POST 2018-1X FR (4)(19)	Collateralized Loan Obligation	13.89% (S + 10.00%)	10/16/2037	2,070,000	1,977,462	2,064,202
THAYR 2017-1A ER (4)(19)	Collateralized Loan Obligation	13.02% (S +CSA + 8.87%)	4/20/2034	1,300,000	1,272,461	1,166,528
Total CLO Mezzanine					34,863,998	34,300,352	7.4%

Structured Subordinated Note
BABSN 2018-4A SUB (4)(19)	Collateralized Loan Obligation	NA	10/15/2030	4,000,000	164,605	153,200
DRSLF 2020-86A SUB (4)(19)	Collateralized Loan Obligation	NA	7/17/2034	6,000,000	2,675,583	1,979,467
HLM 12A-18 SUB (4)(19)	Collateralized Loan Obligation	NA	7/18/2031	7,500,000	28,943	25,500
LNGPT 2017-1A SUB (4)(19)	Collateralized Loan Obligation	NA	1/17/2030	6,358,000	468,702	468,585
REG12 2019-1A SUB (4)(19)	Collateralized Loan Obligation	NA	10/15/2032	6,000,000	3,159,484	2,572,372
SPEAK 2017-4A SUB (4)(19)	Collateralized Loan Obligation	NA	10/26/2034	5,000,000	1,828,965	884,283
STRAS 2021-1A SUB (4)(19)	Collateralized Loan Obligation	NA	12/29/2029	2,000,000	-	4,200
Total CLO Equity					8,326,282	6,087,607	1.3%

Portfolio Company(3)	Investment	Number of Shares	Cost	Fair Value	Percentage of Net Assets
Equity Investments
Diversified Telecommunication Services
Mitel Networks (19)	Common Units	3,061	$30,610	$7,668
			30,610	7,668	0.0%
Healthcare Providers and Services
New WPCC Parent, LLC (6)(19)	Class A Common Units	62,372	23,390	38,983
New WPCC Parent, LLC (19)	Series A Preferred Units	60,894	766,824	426,258
Recovery Solutions Parent, LLC (6)(19)	Common Units	98,983	2,229,831	2,152,880
			3,020,045	2,618,121	0.6%
Hotels, Restaurants and Leisure
Aimbridge Acquisition Co., Inc. (6)(8)(19)	Common Shares	70,561	4,657,026	4,762,868
			4,657,026	4,762,868	1.0%
IT Services
PVKG Investments Holdings Inc (19)	Common Shares	89,288	1,258,194	424,118
			1,258,194	424,118	0.1%
Total Equity Investments			8,965,875	7,812,775	1.7%

Total Equity and Other Investments			52,156,155	48,200,734	10.4%

Portfolio Company(3)	Investment	Number of Shares	Cost	Fair Value	Percentage of Net Assets
Short-Term Investments
Fidelity Investments Money Market Government Portfolio - Institutional Class, 4.08% (6)(7)(10)		43,912,610	$43,912,610	$43,912,610	9.5%
Morgan Stanley Liquidity Funds US Dollar Treasury Liquidity Fund - Institutional Class, 3.97% (8)(10)		28,803,659	28,803,659	28,803,659	6.2%
Total Short-Term Investments			72,716,269	72,716,269	15.7%
Total Investments			$1,294,556,070	$1,203,640,318	259.3%
Liabilities in Excess of Other Assets				(739,517,146)	(159.3)%
Net Assets				$464,123,172	100.0%

(1)
The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(2)
Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”), SOFR + Credit Spread Adjustment (S+CSA), where the Credit Spread Adjustment is a defined additional spread amount based on the tenor of SOFR the borrower selects, the Euro Interbank Offered Rate (“Euribor” or “E”), the U.S. Prime Rate (“P”), or an alternate base rate (which can include the Federal Funds Effective Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. For the holdings as of December 31, 2025 that have S+CSA as the base rate, the credit spread adjustment ranges from 10 bps to 26 bps.
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

The Company’s investment objective is to maximize total return, comprised of current income and capital appreciation. The Company’s current investment focus is guided by two strategies that facilitate its investment opportunities and core competencies: (1) investing in corporate debt securities and, to a lesser extent, (2) investing in collateralized loan obligation (“CLO”) structured credit funds that typically own corporate debt securities, including the equity and junior debt tranches of CLOs. To a limited extent, the Company may enter into derivatives transactions, which may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of the Company’s portfolio positions from changes in currency exchange rates and market interest rates or to earn income and enhance the Company’s total returns. The Company may receive or purchase warrants or rights to acquire equity or other securities in connection with making a debt investment in a company. During the six months ended June 30, 2026 and the years ended December 31, 2025 and 2024, the Company did not enter into any derivative contracts.

The Company is externally managed by Palmer Square BDC Advisor LLC (the “Investment Advisor”), an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, pursuant to an investment advisory agreement between the Company and the Investment Advisor (the “Advisory Agreement”). The Investment Advisor is a majority-owned subsidiary of Palmer Square Capital Management LLC (“PSCM”) and an investment adviser registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Investment Advisor, in its capacity as administrator (the “Administrator”), provides the administrative services necessary for the Company to operate pursuant to an administration agreement between the Company and the Administrator (the “Administration Agreement”). The Company’s fiscal year ends on December 31.

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

Debt Issuance Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs. These expenses are deferred and amortized over the life of the related debt instrument. Debt issuance costs are presented on the consolidated statements of assets and liabilities as a direct deduction from the debt liability. In circumstances in which there is not an associated debt liability amount recorded in the consolidated financial statements when the debt issuance costs are incurred, such debt issuance costs will be reported on the consolidated statements of assets and liabilities as an asset until the debt liability is recorded. As of June 30, 2026, the balance of debt issuance costs was $(37.3) thousand, representing deferred financing costs of $5.8 million less accrued interest of $5.8 million, included in the BoA Credit Facility, WF Credit Facility and CLO Transaction (each as defined below), and is presented on a net basis of $394.5 million for the BoA and WF Credit Facilities and $301.9 million for the CLO Transaction on the consolidated statements of assets and liabilities. As of December 31, 2025, the balance of debt issuance costs was $0.4 million, representing deferred financing costs of $6.6 million less accrued interest of $6.2 million, included in the BoA Credit Facility, WF Credit Facility, and CLO Transaction (each as defined below), and is presented on a net basis of $414.4 million for the BoA Credit Facility and WF Credit Facility and $302.1 million for the CLO Transaction on the consolidated statements of assets and liabilities.

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

A loan may be taken off non-accrual status if past due payments are made, and if management determines the issuer is likely to remain current on future payments. Management may make exceptions to this policy if the loan has sufficient collateral value or is in the process of collection. Management may also leave a loan on accrual status while actively seeking recovery of past due payment. As of June 30, 2026, the Company had two portfolio companies on non-accrual status. As of June 30, 2026, loans on non-accrual status represented 0.29% of the total investments at fair value (or 1.49% at amortized cost). As of December 31, 2025, the Company had three portfolio companies on non-accrual status. As of December 31, 2025, loans on non-accrual status represented 0.09% of the total investments at fair value (or 1.34% at amortized cost).

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

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt	$1,073,909,041	$971,550,785	$1,088,644,221	$1,014,924,713
Second-lien senior secured debt	76,247,736	59,085,127	72,146,972	59,868,971
Corporate Bonds	8,378,433	7,167,689	8,892,453	7,929,631
CLO Mezzanine	26,467,532	24,259,370	34,863,998	34,300,352
CLO Equity	6,821,335	3,966,693	8,326,282	6,087,607
Equity	10,453,997	7,471,097	8,965,875	7,812,775
Short-term investments	39,876,479	39,876,479	72,716,269	72,716,269
Total Investments	$1,242,154,553	$1,113,377,240	$1,294,556,070	$1,203,640,318

As of June 30, 2026, approximately 17.4% of the long-term investment portfolio at amortized cost and 18.4% of the long-term investment portfolio measured at fair value, respectively, were invested in non-qualifying assets. As of December 31, 2025, approximately 18.6% of the long-term investment portfolio at amortized cost and 19.2% of the long-term investment portfolio measured at fair value, respectively, were invested in non-qualifying assets. With respect to the Company’s total assets, approximately 17.4% and 17.8% of the Company’s total assets were invested in non-qualifying assets as defined by Section 55(a) of the 1940 Act as of June 30, 2026 and December 31, 2025, respectively.

The industry composition of investments based on fair value, as a percentage of total investments at fair value, as of June 30, 2026 and December 31, 2025 was as follows:

	June 30, 2026	December 31, 2025
Software	10.9%	10.7%
Professional Services	8.7%	7.3%
Healthcare Providers and Services	8.6%	8.8%
Diversified Financial Services	5.9%	5.0%
Chemicals	5.6%	5.4%
Construction and Engineering	5.4%	5.0%
IT Services	5.4%	9.6%
Electronic Equipment, Instruments and Components	4.2%	3.3%
Media	3.6%	1.6%
Commercial Services and Supplies	3.6%	2.0%
Short-Term Investments	3.6%	6.0%
Insurance	3.0%	3.5%
Containers and Packaging	2.5%	2.2%
Hotels, Restaurants and Leisure	2.3%	2.2%
Structured Note	2.2%	2.8%
Food Products	1.9%	2.5%
Building Products	1.8%	1.8%
Aerospace and Defense	1.5%	1.1%
Auto Components	1.5%	1.6%
Healthcare Technology	1.5%	0.6%
Metals and Mining	1.4%	1.3%
Interactive Media Services	1.3%	1.3%
Household Durables	1.2%	1.2%
Healthcare Equipment and Supplies	1.1%	0.7%
Pharmaceuticals	0.9%	0.7%
Machinery	0.9%	1.8%
Real Estate Management and Development	0.8%	0.6%
Specialty Retail	0.8%	1.1%
Road and Rail	0.8%	0.7%
Entertainment	0.7%	0.2%
Industrial Conglomerates	0.7%	0.7%
Diversified Consumer Services	0.7%	1.1%
Diversified Telecommunication Services	0.7%	0.7%
Energy Equipment and Services	0.6%	0.9%
Trading Companies and Distributors	0.6%	—
Textiles, Apparel & Luxury Goods	0.5%	0.6%
Ground Transportation	0.4%	—
Restaurants	0.4%	0.3%
Automotive	0.4%	0.3%
Structured Subordinated Note	0.4%	0.5%
Construction Materials	0.3%	0.3%
Household Products	0.3%	0.3%
Semiconductors and Semiconductor Equipment	0.2%	—
Technology Hardware, Storage & Peripherals	0.1%	—
Oil, Gas & Consumable Fuels	0.1%	—
Independent Power and Renewable Electricity Producers	—	1.2%
Electrical Equipment	—	0.5%
Total	100%	100%

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

Investments in private investment companies measured based upon NAV as a practical expedient to determine fair value are not required to be categorized in the fair value hierarchy. As of June 30, 2026 and as of December 31, 2025, there were no investments accounted for using the practical expedient.

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

The following table presents the fair value hierarchy of investments as of June 30, 2026:

	Fair Value Hierarchy as of June 30, 2026
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$—	$971,550,785	$—	$971,550,785
Second-lien senior secured debt	—	59,085,127	—	59,085,127
Corporate Bonds	—	7,167,689	—	7,167,689
CLO Mezzanine	—	24,259,370	—	24,259,370
CLO Equity	—	3,966,693	—	3,966,693
Equity	—	7,471,097	—	7,471,097
Short Term Investments	39,876,479	—	—	39,876,479
Total Investments	$39,876,479	$1,073,500,761	$—	$1,113,377,240

The following table presents the fair value hierarchy of investments as of December 31, 2025:

	Fair Value Hierarchy as of December 31, 2025
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$—	$1,014,924,713	$—	$1,014,924,713
Second-lien senior secured debt	—	59,868,971	—	59,868,971
Corporate Bonds	—	7,929,631	—	7,929,631
CLO Mezzanine	—	34,300,352	—	34,300,352
CLO Equity	—	6,087,607	—	6,087,607
Equity	—	7,812,775	—	7,812,775
Short Term Investments	72,716,269	—	—	72,716,269
Total Investments	$72,716,269	$1,130,924,049	$—	$1,203,640,318

The Company did not hold any Level 3 investments during the six months ended June 30, 2026. The following table shows the changes in the fair value of the Company's Level 3 investments during the six months ended June 30, 2025.

Equity
Fair value, beginning of period	$—
Purchases of investments, net	6,886,857
Proceeds from principal payments and sales of investments, net	—
Net change in unrealized gain (loss)	(865,138)
Net accretion of discount on investments	—
Transfers into (out of) Level 3	(6,021,719)
Fair value, end of period	$-

The Company did not recognize any transfers to or from Level 3 for the six months ended June 30, 2026. For the six months ended June 30, 2025, two equity investments were transferred out of Level 3 and into Level 2 of the fair value hierarchy as a result of changes in the observability of significant inputs for the portfolio companies.

Debt Not Carried at Fair Value

The fair value of the BoA Credit Facility, WF Credit Facility and CLO Transaction, which would be categorized as Level 3 within the fair value hierarchy as of June 30, 2026, approximates their respective carrying values because the BoA Credit Facility, WF Credit Facility and CLO Transaction each have variable interest based on selected short-term rates.

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, BDCs are permitted to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 150% after such borrowing. As of June 30, 2026, the Company’s asset coverage ratio was 158%.

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

Debt obligations under the BoA Credit Facility consisted of the following as of June 30, 2026:

	June 30, 2026
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
BoA Credit Facility	$525,000,000	$236,875,850	$288,124,150	$235,130,503
Total debt	$525,000,000	$236,875,850	$288,124,150	$235,130,503

(1)
The amount available reflects any limitations related to the BoA Credit Facility’s borrowing base.
(2)
The carrying value of the BoA Credit Facility is presented net of deferred financing costs of $1.8 million and accrued interest of $33.2 thousand.

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

Average debt outstanding under the BoA Credit Facility during the six months ended June 30, 2026 and the year ended December 31, 2025, was $251.1 million and $316.1 million, respectively.

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

For the three and six months ended June 30, 2026 and June 30, 2025, the components of interest expense with respect to the BoA Credit Facility were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense	$3,796,161	$4,917,607	$7,612,750	$10,205,886
Amortization of debt issuance costs	270,647	270,647	538,320	538,320
Total interest expense	$4,066,808	$5,188,254	$8,151,070	$10,744,206
Average interest rate	5.05%	5.73%	5.07%	5.73%

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

Debt obligations under the WF Credit Facility consisted of the following as of June 30, 2026:

	June 30, 2026
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
WF Credit Facility	$200,000,000	$159,579,239	$40,420,761	$159,412,689
Total debt	$200,000,000	$159,579,239	$40,420,761	$159,412,689

(1)
The amount available reflects any limitations related to the WF Credit Facility’s borrowing base.
(2)
The carrying value of the WF Credit Facility is presented net of deferred financing costs of $2.4 million and accrued interest of $2.3 million.

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

Average debt outstanding under the WF Credit Facility during the six months ended June 30, 2026 and the year ended December 31, 2025 was $156.9 million and $154.7 million, respectively.

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

For the three and six months ended June 30, 2026 and June 30, 2025, the components of interest expense with respect to the WF Credit Facility were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense	$2,298,214	$2,692,429	$4,537,815	$5,392,344
Amortization of debt issuance costs	139,571	124,029	277,609	246,696
Total interest expense	$2,437,785	$2,816,458	$4,815,424	$5,639,040
Average interest rate	5.57%	6.82%	5.59%	6.83%

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

The following table presents information on the Notes issued in the CLO Transaction as of June 30, 2026:

		June 30, 2026
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

The CLO Transaction is backed by a diversified portfolio of senior secured loans or participation interests therein with the potential for investment in second lien loans or participation interests therein, corporate bonds or loans made to a debtor-in-possession pursuant to Section 364 of the Bankruptcy Code having the priority allowed by either Section 364(c) or 364(d) of the Bankruptcy Code and fully secured by senior liens or participation interests therein, which is managed by the Company as collateral manager pursuant to a collateral management agreement entered into with the Issuer on the Closing Date (the “Collateral Management Agreement”). The Company has agreed to irrevocably waive all collateral management fees payable to it so long as it is the collateral manager under the Collateral Management Agreement. The Notes are scheduled to mature on July 15, 2037; however, the Notes may be redeemed by the Issuer, at the written direction of (i) a majority of the Subordinated Notes (with the consent of the Company, in the case of the Secured Notes) or (ii) the Company, in each case, on any business day on or after July 15, 2026. On June 18, 2026, the Company, through Palmer Square BDC CLO 1, Ltd., priced its refinancing of a $300.00 million term debt securitization. The CLO Reset Transaction (as defined below) closed on July 15, 2026. See "Note 13 Subsequent Events" for further details.

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

For the three and six months ended June 30, 2026 and June 30, 2025, the components of interest expense with respect to the Notes were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense	$4,104,259	$4,536,907	$8,190,802	$9,093,757
Amortization of debt issuance costs	34,755	34,755	69,128	69,128
Total interest expense	$4,139,014	$4,571,662	$8,259,930	$9,162,885
Average interest rate	5.41%	5.99%	5.43%	6.03%

Note 7. Share Transactions

Offering Proceeds

During the six months ended June 30, 2026, the Company did not issue or sell any shares. During the six months ended June 30, 2025, the Company issued and sold 32,662 shares at an aggregate purchase price of $0.5 million. These amounts include shares issued in reinvestment.

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

For the six months ended June 30, 2026, the Company did not issue new shares of its common stock pursuant to the Company's dividend reinvestment plan.

Open Market Share Repurchase Plans

The Board authorized the Company to repurchase shares of its common stock through an open-market share repurchase program for up to $20 million in the aggregate of shares of the Company’s common stock through 12 months from the date of the IPO. Pursuant to such authorization and concurrently with the closing of the IPO, the Company entered into a share repurchase plan (the “Company Rule 10b5-1 Stock Repurchase Plan”) to acquire up to $15 million in the aggregate of shares of its common stock, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The Company Rule 10b5-1 Stock Repurchase Plan commenced on March 23, 2024, beginning 60 calendar days following the end of the “restricted period” under Regulation M, and terminated upon the effectiveness of an extension to such plan on January 22, 2025. Concurrently with the closing of the IPO, the Company also entered into a letter agreement (the “Company Rule 10b-18 Repurchase Plan”) with J.P. Morgan Securities LLC (“JPMS”), pursuant to which JPMS acts as non-exclusive agent for the Company in connection with the Company's program to repurchase shares of its common stock in the open market, in accordance with Rule 10b-18 under the Exchange Act. The Company Rule 10b-18 Repurchase Plan was entered into on January 22, 2024 and will continue until terminated by either party upon written notice to the other party.

The Board has subsequently authorized the Company to enter into extended share repurchase plans from time to time. Most recently, on May 21, 2026, the Company entered into a share repurchase plan (the “Extended Company Rule 10b5-1 Stock Repurchase Plan”) to acquire up to $10 million in the aggregate of shares of the Company’s common stock, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The Extended Company Rule 10b5-1 Stock Repurchase Plan commenced on June 22, 2026 and will terminate upon the earliest to occur of (i) 12 months from the date of the Extended Company Rule 10b5-1 Stock Repurchase Plan, (ii) the end of the trading day on which the aggregate purchase price for all shares purchased under the Extended Company Rule 10b5-1 Stock Repurchase Plan equals $10 million, and (iii) the occurrence of certain other events described in the Extended Company Rule 10b5-1 Stock Repurchase Plan.

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

On November 3, 2025, the Board authorized the Company to repurchase an additional $5 million of shares of its common stock through its open-market share repurchase program. On May 20, 2026, the Board authorized the Company to repurchase an additional $30 million of shares of its common stock through its open-market share repurchase program and extended the Company’s open-market share repurchase program to expire on June 22, 2027. Pursuant to the program, the Company may, from time to time, purchase shares of its common stock in the open market, subject to market conditions and other factors. The Company will determine the timing and amount of repurchases based on its evaluation of market conditions and other factors.

For the six months ended June 30, 2026, the Company repurchased 517,882 shares of its common stock pursuant to the Company Rule 10b5-1 Stock Repurchase Plan, Extended Company Rule 10b5-1 Stock Repurchase Plan, and Company Rule 10b-18 Repurchase Plan.

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

On April 22, 2025, PSCM entered into a share purchase plan (the “Extended PSCM Rule 10b5-1 Stock Purchase Plan”) to acquire up to $2.5 million in the aggregate of shares of the Company’s common stock less any purchases made pursuant to the PSCM Rule 10b5-1 Stock Purchase Plan, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The Extended PSCM Rule 10b5-1 Stock Purchase Plan commenced on May 22, 2025 and terminated on May 22, 2026.

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

For the six months ended June 30, 2026, PSCM purchased 67,875 shares of the Company’s common stock pursuant to the PSCM Rule 10b5-1 Stock Purchase Plan and Extended PSCM Rule 10b5-1 Stock Purchase Plan.

Note 8. Dividends and Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table summarizes the Company’s dividend declarations and distributions during the six months ended June 30, 2026:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
2/26/2026	3/27/2026	4/9/2026	$0.360	$11,174,784	2,787	$28,708	(1)
3/19/2026	3/27/2026	4/9/2026	0.010	310,411	77	797	(1)
5/6/2026	6/26/2026	7/13/2026	0.360	11,071,392	-	-
6/24/2026	6/26/2026	7/13/2026	0.030	922,616	-	-

(1)
In accordance with the Company’s dividend reinvestment plan, 2,864 shares of the Company’s stock were purchased in the open market at an average price of $10.30 and such shares were allocated to stockholders of the Company participating in the dividend reinvestment plan.

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

Note 9. Commitments and Contingencies

As of June 30, 2026 and December 31, 2025, the Company had an aggregate of $21.5 million and $21.5 million, respectively, of unfunded commitments to provide debt financing to its portfolio companies. As of each of June 30, 2026 and December 31, 2025, there were no capital calls or draw requests made by the portfolio companies to fund these commitments. Such commitments are generally up to the Company’s discretion to approve or are subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the composition of the unfunded commitments as of June 30, 2026 is shown in the table below:

	Expiration Date (1)	As of June 30, 2026
Azuria Water Solutions, Inc.	4/24/2028	$282,353
American Rock Salt Company LLC	9/19/2026	304,582
Aptean Inc.	1/30/2031	407,516
Cooper's Hawk Intermediate Holding LLC	7/29/2027	368,421
Cooper's Hawk Intermediate Holding LLC	7/29/2031	263,158
CoreWeave Financing DDTL V LLC	9/30/2026	3,224,194
Deerfield Dakota Holding, LLC	9/12/2032	542,857
Dwyer Instruments, LLC	7/21/2029	182,174
Edition Holdings Inc	12/20/2027	1,611,414
Galway Borrower LLC	2/7/2028	3,326,023
Galway Borrower LLC	9/30/2028	381,864
GC Ferry Acquisition Inc	8/16/2027	1,312,500
Lido Purchaser Inc	4/3/2028	2,222,222
Logrhythm, Inc.	7/2/2029	636,364
London Buyer LLC	6/30/2028	434,783
London Buyer LLC	6/24/2033	652,174
Minotaur Acquisition, Inc.	5/10/2030	697,674
MRI Software LLC	2/10/2027	477,278
Optimizely North America Inc.	10/30/2031	458,333
Radwell Parent, LLC	4/1/2030	1,278,974
Radwell Parent, LLC	4/1/2030	182,633
Raven Acquisition Holdings LLC	11/19/2026	200,468
Trilon Group LLC	6/11/2028	244,898
US Fertility Enterprises, LLC	12/30/2027	242,105
USIC Holdings, Inc.	9/10/2026	28,776
USIC Holdings, Inc.	9/10/2031	33,107
Vacation Rental Brands, LLC	10/15/2027	1,542,667
Total unfunded commitments		$21,539,512

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

Note 10. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of each of June 30, 2026 and June 30, 2025, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of common stock for the three and six months ended June 30, 2026 and June 30, 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net increase (decrease) in net assets resulting from operations	$8,450,184	$7,169,976	$(28,786,782)	$(1,219,235)
Weighted average shares of common stock outstanding - basic and diluted	31,001,278	32,349,999	31,093,997	32,475,330
Earnings (loss) per share of common stock - basic and diluted	$0.27	$0.22	$(0.93)	$(0.04)

Note 11. Financial Highlights

The following per share of common stock data has been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights for the six months ended June 30, 2026 and June 30, 2025:

	For the Six Months Ended June 30,
	2026	2025
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$14.85	$16.50

Results of Operations:
Net Investment Income(1)	0.74	0.82
Net Realized and Unrealized Gain (Loss) on Investments(4)	(1.62)	(0.83)
Net Increase (Decrease) in Net Assets Resulting from Operations	(0.88)	(0.01)

Distributions to Common Stockholders
Distributions from Net Investment Income	(0.76)	(0.81)
Net Decrease in Net Assets Resulting from Distributions	(0.76)	(0.81)

Net Asset Value, End of Period	$13.21	$15.68

Shares Outstanding, End of Period	30,743,081	32,218,966

Ratio/Supplemental Data
Net assets, end of period	$406,153,530	$505,213,440
Weighted-average shares outstanding	31,093,997	32,475,330
Total Return(3)	(4.33)%	0.78%
Portfolio turnover	16%	15%
Ratio of operating expenses to average net assets without waiver(2)	14.17%	13.85%
Ratio of operating expenses to average net assets with waiver(2)	14.17%	13.85%
Ratio of net investment income (loss) to average net assets without waiver(2)	10.74%	10.25%
Ratio of net investment income (loss) to average net assets with waiver(2)	10.74%	10.25%

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

Distributions

On July 13, 2026, the Company paid a distribution in the amount of $11,994,008, or $0.39 per share, to shareholders on record as of June 26, 2026.

Bank of America Facility Downsize

On July 1, 2026, the Company reduced the amount of aggregate commitments to $350 million from $525 million in accordance with and as permitted under the BoA Credit Facility. The other terms of the BoA Credit Facility were not changed.

CLO Transaction Refinancing

On June 18, 2026, the Company, through Palmer Square BDC CLO 1, Ltd., priced its refinancing of a $300.00 million term debt securitization (the “CLO Reset Transaction”). The CLO Reset Transaction closed on July 15, 2026 (the “Refinancing Date”).

The notes offered in the CLO Reset Transaction were issued by the Issuer, and consist of (i) $228.00 million of AAA Class A-R Notes due 2039, which bear interest at the forward-looking term rate based on the secured overnight financing rate (“Term SOFR”) plus 1.27% (the “Class A-R Notes”); and (ii) $72.00 million of AA Class B-R Notes due 2039, which bear interest at Term SOFR plus 1.75% (the “Class B-R Notes” and, together with the Class A-R Notes, the “Secured Reset Notes”). The Company continues to retain 100% of the subordinated notes issued by the Issuer on the Closing Date of the initial CLO Transaction, which do not bear interest but are entitled to all of the principal and interest payments made on the loan portfolio held by the Issuer, net of interest and principal payments distributed to the holders of the Secured Reset Notes (together with the Secured Notes, the “Reset Notes”).

The CLO Reset Transaction is backed by a diversified portfolio of senior secured loans or participation interests therein with the potential for investment in second lien loans or participation interests therein, corporate bonds or loans made to a debtor-in-possession pursuant to Section 364 of the Bankruptcy Code having the priority allowed by either Section 364(c) or 364(d) of the Bankruptcy Code and fully secured by senior liens or participation interests therein, which is managed by the Company as collateral manager pursuant to the Collateral Management Agreement entered into with the Issuer on the Closing Date of the initial CLO Transaction. The Company has agreed to irrevocably waive all collateral management fees payable to it so long as it is the collateral manager under the Collateral Management Agreement. The Reset Notes are scheduled to mature on July 15, 2039; however, the Reset Notes may be redeemed by the Issuer, at the written direction of (i) a majority of the Subordinated Notes (with the consent of the Company, in the case of the Secured Reset Notes) or (ii) the Company, in each case, on any business day on or after the Refinancing Date.

The Secured Reset Notes are the secured obligations of the Issuer, the Subordinated Notes are the unsecured obligations of the Issuer, and the indenture governing the Reset Notes includes customary covenants and events of default. The Reset Notes have not been, and will not be, registered under the Securities Act, or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.

Unfunded Capital Commitments

On July 1, 2026, $11,666.67 of the outstanding commitment to Vacation Rental Brands, LLC was funded. The balance of the remaining unfunded commitment was $1,531,000.00 as of such date.

From July 9, 2026 to July 30, 2026, $41,507.60 in aggregate was paid down on the Radwell Parent, LLC facility. The balance of the remaining unfunded commitment was $224,140.95 as of such date.

On July 17, 2026, $34,038.02 was paid down on the Galway Borrower LLC facility. The balance of the remaining unfunded commitment was $415,902.08 as of such date.

On July 23, 2026, $391,935.48 of the outstanding commitment to CoreWeave Financing DDTL V LLC was funded. The balance of the remaining unfunded commitment was $3,832,258.07 as of such date.

On July 24, 2026, $14,285.71 was paid down on the Deerfield Dakota Holding, LLC facility. The balance of the remaining unfunded commitment was $557,142.85 as of such date.

On July 24, 2026, the Dwyer Instruments, LLC facility was paid down in full. No unfunded commitment remained as of such date.

On July 31, 2026, $89,142.86 of the outstanding commitment to Trilon Group LLC was funded. The balance of the remaining unfunded commitment was $155,755.10 as of such date.

On August 3, 2026, $28,235.29 of the outstanding commitment to Azuria Water Solutions, Inc. was funded. The balance of the remaining unfunded commitment was $254,117.65 as of such date.

On August 4, 2026, $60,187.01 of the outstanding commitment to Radwell Parent, LLC. was funded. The balance of the remaining unfunded commitment was $1,218,787.03 as of such date.

Company Rule 10b5-1 Stock Repurchase Plan

From July 1, 2026 to August 4, 2026, the Company repurchased 91,860 shares of its common stock pursuant to the Extended Company Rule 10b5-1 Stock Repurchase Plan at an aggregate price of $924,887.

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

Portfolio and Investment Activity

As of June 30, 2026, our weighted average total yield to maturity of debt and income producing securities at fair value was 11.95%, and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 8.43%.

As of December 31, 2025, our weighted average total yield to maturity of debt and income producing securities at fair value was 11.30%, and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 8.15%.

As of June 30, 2026, we had 282 debt and equity investments in 206 portfolio companies with an aggregate fair value of approximately $1.1 billion.

As of December 31, 2025, we had 264 debt and equity investments in 205 portfolio companies with an aggregate fair value of approximately $1.2 billion.

Our investment activity for the three and six months ended June 30, 2026 and June 30, 2025 is presented below (information presented herein is at amortized cost unless otherwise indicated).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
New investments:
Gross investments	$72,369,299	$92,361,724	$181,731,937	$196,684,831
Less: sold investments	(109,836,385)	(133,281,726)	(189,776,072)	(277,651,090)
Total new investments	(37,467,086)	(40,920,002)	(8,044,135)	(80,966,259)

Principal amount of investments funded:
First-lien senior secured debt investments	$66,369,299	$84,724,520	$169,659,493	$182,160,770
Second-lien senior secured debt investments	6,000,000	4,990,000	8,500,000	4,990,000
Corporate bonds	—	1,998,573	1,000,000	1,998,573
Collateralized securities and structured products - debt	—	—	1,406,500	—
Common stock	—	50,158	1,165,944	6,937,015
Preferred Stock	—	598,473	—	598,473
Total principal amount of investments funded	72,369,299	92,361,724	181,731,937	196,684,831

Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$100,883,564	$125,479,304	$168,641,466	$263,482,677
Second-lien senior secured debt investments	3,211,746	5,032,501	8,796,380	8,236,495
Corporate bonds	728,826	2,005,000	1,740,076	2,005,000
Collateralized securities and structured products - debt	4,614,100	—	9,807,265	2,900,000
CLO Equity	398,149	764,921	790,885	1,026,918
Total principal amount of investments sold or repaid	$109,836,385	$133,281,726	$189,776,072	$277,651,090

Our investment activity for the three and six months ended June 30, 2026 and June 30, 2025 is presented below (information presented herein is at par unless otherwise indicated). New investment commitment refers to long-term funded commitments in new securities made during the period that remained outstanding as of June 30, 2026 and June 30, 2025, respectively.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Number of new investment commitments	21	23	62	46
Average new investment commitment amount	$3,252,928	$3,145,736	$2,438,895	$3,513,716
Weighted average maturity for new investment commitments	5.31 years	5.16 years	5.48 years	5.27 years
Percentage of new debt investment commitments at floating rates	98.90%	100.00%	99.50%	100.00%
Percentage of new debt investment commitments at fixed rates	1.10%	0.00%	0.50%	0.00%
Weighted average interest rate of new investment commitments(1)	8.26%	8.93%	7.82%	8.75%
Weighted average spread over reference rate of new floating rate investment commitments(2)	4.65%	4.56%	4.27%	4.38%
Weighted average interest rate on long-term investments sold or paid down	8.17%	8.65%	8.12%	8.47%

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

As of June 30, 2026 and December 31, 2025, our investments consisted of the following:

	June 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt	$1,073,909,041	$971,550,785	$1,088,644,221	$1,014,924,713
Second-lien senior secured debt	76,247,736	59,085,127	72,146,972	59,868,971
Corporate Bonds	8,378,433	7,167,689	8,892,453	7,929,631
CLO Mezzanine	26,467,532	24,259,370	34,863,998	34,300,352
CLO Equity	6,821,335	3,966,693	8,326,282	6,087,607
Equity	10,453,997	7,471,097	8,965,875	7,812,775
Short-term investments	39,876,479	39,876,479	72,716,269	72,716,269
Total Investments	$1,242,154,553	$1,113,377,240	$1,294,556,070	$1,203,640,318

The table below describes investments by industry composition based on fair value as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Software	10.9%	10.7%
Professional Services	8.7%	7.3%
Healthcare Providers and Services	8.6%	8.8%
Diversified Financial Services	5.9%	5.0%
Chemicals	5.6%	5.4%
Construction and Engineering	5.4%	5.0%
IT Services	5.4%	9.6%
Electronic Equipment, Instruments and Components	4.2%	3.3%
Media	3.6%	1.6%
Commercial Services and Supplies	3.6%	2.0%
Short-Term Investments	3.6%	6.0%
Insurance	3.0%	3.5%
Containers and Packaging	2.5%	2.2%
Hotels, Restaurants and Leisure	2.3%	2.2%
Structured Note	2.2%	2.8%
Food Products	1.9%	2.5%
Building Products	1.8%	1.8%
Aerospace and Defense	1.5%	1.1%
Auto Components	1.5%	1.6%
Healthcare Technology	1.5%	0.6%
Metals and Mining	1.4%	1.3%
Interactive Media Services	1.3%	1.3%
Household Durables	1.2%	1.2%
Healthcare Equipment and Supplies	1.1%	0.7%
Pharmaceuticals	0.9%	0.7%
Machinery	0.9%	1.8%
Real Estate Management and Development	0.8%	0.6%
Specialty Retail	0.8%	1.1%
Road and Rail	0.8%	0.7%
Entertainment	0.7%	0.2%
Industrial Conglomerates	0.7%	0.7%
Diversified Consumer Services	0.7%	1.1%
Diversified Telecommunication Services	0.7%	0.7%
Energy Equipment and Services	0.6%	0.9%
Trading Companies and Distributors	0.6%	—
Textiles, Apparel & Luxury Goods	0.5%	0.6%
Ground Transportation	0.4%	—
Restaurants	0.4%	0.3%
Automotive	0.4%	0.3%
Structured Subordinated Note	0.4%	0.5%
Construction Materials	0.3%	0.3%
Household Products	0.3%	0.3%
Semiconductors and Semiconductor Equipment	0.2%	—
Technology Hardware, Storage & Peripherals	0.1%	—
Oil, Gas & Consumable Fuels	0.1%	—
Independent Power and Renewable Electricity Producers	—	1.2%
Electrical Equipment	—	0.5%
Total	100%	100%

The table below shows the weighted average yields and interest rate of our debt investments at fair value as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Weighted average total yield of debt and income producing securities(1)	11.95%	11.30%
Weighted average interest rate of debt and income producing securities(2)	8.14%	8.25%
Weighted average spread over reference rate of all floating rate investments (3)	4.47%	4.46%

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

4. Performing At or Above Plan/Add on Relative Where Applicable

3. Hold/Fair Value

2. Sell Opportunistically/Don’t Add

1. Sell Now Where Possible/Potential for Impairment.

The following table shows the distribution of our debt and equity investments on the 1 to 5 investment risk rating scale range at fair value as of June 30, 2026 and December 31, 2025:

		June 30, 2026		December 31, 2025
Scale Range	Designation	Investments at Fair Value (In thousands)	Percentage of Total Debt and Equity Investments	Investments at Fair Value (In thousands)	Percentage of Total Debt and Equity Investments
5	Add Now Where Possible/Outperforming or Compelling Relative Value	$10,979	1.1%	$4,522	0.4%
4	Performing At or Above Plan/Add on Relative Where Applicable	664,091	63.5%	670,428	61.5%
3	Hold/Fair Value	288,275	27.6%	341,140	31.3%
2	Sell Opportunistically/Don't Add	81,930	7.8%	74,446	6.8%
1	Sell Now Where Possible/Potential for Impairment	-	0.0%	-	0.0%
Total Debt and Equity Investments		$1,045,275	100.0%	$1,090,536	100.0%
Excluded from Ratings:
CLO Mezzanine		24,259		34,300
CLO Equity		3,967		6,088
Short-Term Investments		39,876		72,716
Total Investments		$1,113,377		$1,203,640

Results of Operations

The following table represents the operating results for the three and six months ended June 30, 2026 and June 30, 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Total investment income	$27,296,277	$31,676,920	$53,512,991	$62,891,199
Less: Net expenses	15,255,027	17,835,391	30,435,091	36,136,519
Net investment income	12,041,250	13,841,529	23,077,900	26,754,680
Net realized gains (losses) on investments	(3,328,686)	(5,745,139)	(14,003,112)	(11,639,632)
Net change in unrealized gains (losses) on investments	(262,380)	(926,414)	(37,861,570)	(16,334,283)
Net increase (decrease) in net assets resulting from operations	$8,450,184	$7,169,976	$(28,786,782)	$(1,219,235)

Investment Income

Investment income for the three and six months ended June 30, 2026 and June 30, 2025, was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Interest from investments	$25,816,102	$30,023,842	$50,915,028	$59,843,505
Dividend income	358,221	481,501	779,355	1,055,837
Payment-in-kind interest income	373,693	801,918	804,654	1,309,768
Other income	748,261	369,659	1,013,954	682,089
Total investment income	$27,296,277	$31,676,920	$53,512,991	$62,891,199

For the six months ended June 30, 2026 and June 30, 2025, total investment income was driven by interest income from our investments. Total investment income is lower for the six months ended June 30, 2026 compared to the prior year period due to the investment portfolio primarily consisting of floating rate loans in a falling rate environment. The size of our investment portfolio at fair value was approximately $1.2 billion as of December 31, 2025 and $1.1 billion as of June 30, 2026, respectively. As of June 30, 2026, loans on non-accrual status represented 0.29% of the total investments at fair value (or 1.49% at amortized cost). As of December 31, 2025, loans on non-accrual status represented 0.09% of the total investments at fair value (or 1.34% at amortized cost).

Expenses

Operating expenses for the three and six months ended June 30, 2026 and June 30, 2025, were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense	$10,643,607	$12,576,374	$21,226,424	$25,546,131
Incentive fees	1,719,824	1,940,079	3,295,972	3,782,785
Management fees	1,826,658	2,233,077	3,759,546	4,566,752
Other operating expenses	1,027,541	1,048,464	2,078,766	2,166,467
Directors fees	37,397	37,397	74,383	74,384
Management fee waiver	—	—	—	—
Net expenses	$15,255,027	$17,835,391	$30,435,091	$36,136,519

Net expenses for the three months ended June 30, 2026 were $15.3 million, which consisted of $10.6 million in interest and debt financing, $1.7 million in incentive fees, $1.8 million in management fees, $1.0 million in other operating expenses, and $37 thousand in directors fees. Net expenses for the six months ended June 30, 2026 were $30.4 million, which consisted of $21.2 million in interest and debt financing, $3.3 million in incentive fees, $3.8 million in management fees, $2.1 million in other operating expenses, and $74 thousand in directors fees.

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

Interest expense decreased during the six months ended June 30, 2026 compared to the prior year period primarily due to the average interest rate on debt decreasing from 6.06% at June 30, 2025 to 5.34% at June 30, 2026 (average debt outstanding decreased from $786.7 million to $708.1 million during the same period) under our BoA Credit Facility, WF Credit Facility and CLO Transaction. Incentive fees and management fees decreased compared to the prior year period due to lower net investment income and average net assets, respectively.

Net Change in Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and six months ended June 30, 2026 and June 30, 2025, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Unrealized gains on investments	$30,461,064	$22,624,193	$59,646,333	$28,668,154
Unrealized (losses) on investments	(30,723,444)	(23,550,607)	(97,507,903)	(45,002,437)
Net change in unrealized gains (losses) on investments	$(262,380)	$(926,414)	$(37,861,570)	$(16,334,283)

The change in unrealized appreciation (depreciation) for the three months ended June 30, 2026 and June 30, 2025, totaled $(0.3) million and ($0.9) million, respectively. For the three months ended June 30, 2026, this consisted of net unrealized depreciation of $6.3 million related to existing portfolio investments and net unrealized appreciation of $6.0 million related to exited portfolio investments (a portion of which has been reclassified to realized losses). For the three months ended June 30, 2025, this consisted of net unrealized depreciation of $13.3 million related to existing portfolio investments, and net unrealized appreciation of $12.4 million related to exited portfolio investments (a portion of which has been reclassified to realized losses).

The change in unrealized appreciation (depreciation) for the six months ended June 30, 2026 and June 30, 2025. totaled $(37.9) million and $(16.3) million, respectively. For the six months ended June 30, 2026, this consisted of net unrealized depreciation of $59.0 million related to existing portfolio investments and net unrealized appreciation of $21.2 million related to exited portfolio investments (a portion of which has been reclassified to realized losses). For the six months ended June 30, 2025, this consisted of net unrealized depreciation of $35.0 million related to existing portfolio investments and net unrealized appreciation of $18.7 million related to exited portfolio investments (a portion of which has been reclassified to realized losses).

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

During the six months ended June 30, 2026, we experienced a net decrease in cash and cash equivalents of $0.8 million. During the period, net cash provided by operating activities was $50.3 million, primarily as a result of proceeds received from sale of investments of $189.8 million, offset by fundings of portfolio investments (excluding investments in short-term investments) of $181.7 million. We funded short-term investments during the period, and as of the end of the period we held $39.9 million in fair value of short-term investments. During the same period, net cash used in financing activities was $51.1 million, primarily consisting of $20.5 million net repayments under the BoA Credit Facility and WF Credit Facility, distributions paid in cash of $25.0 million and payment for the repurchase of common stock of $5.7 million.

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

As of June 30, 2026 and June 30, 2025, we had cash and cash equivalents of $2.4 million and $16.4 million, respectively. As of June 30, 2026, we had $288.1 million in undrawn capacity under the BoA Credit Facility and $40.4 million in undrawn capacity under the WF Credit Facility. As of June 30, 2025, we had $216.4 million in undrawn capacity under the BoA Credit Facility and $20.7 million in undrawn capacity under the WF Credit Facility.

As a BDC, we are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. As of June 30, 2026, our asset coverage ratio was 158%.

Capital Contributions

During the six months ended June 30, 2026, the Company did not issue or sell any shares. During the six months ended June 30, 2025, the Company issued and sold 32,662 shares at an aggregate purchase price of $0.5 million. These amounts include shares issued in reinvestment.

Open Market Share Repurchase Plans

Concurrently with the closing of the IPO, on January 22, 2024, we entered into a share repurchase plan (the “Company Rule 10b5-1 Stock Repurchase Plan”) to acquire up to $15 million in the aggregate of shares of our common stock, if the market price per share of our common stock is below the most recently reported NAV per share, subject to certain limitations. Under the Company Rule 10b5-1 Stock Repurchase Plan, the agent will increase the volume of purchases made as the price of our common stock declines, subject to volume restrictions. The Company Rule 10b5-1 Stock Repurchase Plan commenced on March 23, 2024, and terminated upon the effectiveness of an extension to such plan on January 22, 2025. Concurrently with the closing of the IPO, the Company also entered into a letter agreement (the “Company Rule 10b-18 Repurchase Plan”) with J.P. Morgan Securities LLC (“JPMS”), pursuant to which JPMS acts as non-exclusive agent for the Company in connection with the Company's program to repurchase shares of our common stock in the open market, in accordance with Rule 10b-18 under the Exchange Act. The Company Rule 10b-18 Repurchase Plan was entered into on January 22, 2024 and will continue until terminated by either party upon written notice to the other party.

The Board has subsequently authorized the Company to enter into extended share repurchase plans from time to time. Most recently, on May 21, 2026, the Company entered into a share repurchase plan (the “Extended Company Rule 10b5-1 Stock Repurchase Plan”) to acquire up to $10 million in the aggregate of shares of the Company’s common stock, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The Extended Company Rule 10b5-1 Stock Repurchase Plan commenced on June 22, 2026 and will terminate upon the earliest to occur of (i) 12 months from the date of the Extended Company Rule 10b5-1 Stock Repurchase Plan, (ii) the end of the trading day on which the aggregate purchase price for all shares purchased under the Extended Company Rule 10b5-1 Stock Repurchase Plan equals $10 million, and (iii) the occurrence of certain other events described in the Extended Company Rule 10b5-1 Stock Repurchase Plan.

On November 3, 2025, the Board authorized the Company to repurchase an additional $5 million of shares of our common stock through our open-market share repurchase program. On May 20, 2026, the Board authorized the Company to repurchase an additional $30 million of shares of our common stock through our open-market share repurchase program and extended the Company’s open-market share repurchase program to expire on June 22, 2027.

Pursuant to the program, the Company may, from time to time, purchase shares of our common stock in the open market, subject to market conditions and other factors. We will determine the timing and amount of repurchases based on our evaluation of market conditions and other factors.

For the six months ended June 30, 2026, we repurchased 517,882 shares of our common stock pursuant to the Company Rule 10b5-1 Stock Repurchase Plan, Extended Company Rule 10b5-1 Stock Repurchase Plan, and Company Rule 10b-18 Repurchase Plan.

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

On April 22, 2025, PSCM entered into a share purchase plan (the “Extended PSCM Rule 10b5-1 Stock Purchase Plan”) to acquire up to $2.5 million in the aggregate of shares of our common stock less any purchases made pursuant to the PSCM Rule 10b5-1 Stock Purchase Plan, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The Extended PSCM Rule 10b5-1 Stock Purchase Plan commenced on May 22, 2025 and terminated on May 22, 2026.

For the six months ended June 30, 2026, PSCM purchased 67,875 shares of the Company's common stock pursuant to the PSCM Rule 10b5-1 Stock Purchase Plan and Extended PSCM Rule 10b5-1 Stock Purchase Plan.

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

As of June 30, 2026, we had approximately $236.9 million principal outstanding and $288.1 million of available Commitments under the BoA Credit Facility, and PS BDC Funding was in compliance with the applicable covenants in the BoA Credit Facility on such date.

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

As of June 30, 2026, we had $159.6 million principal outstanding and $40.4 million of available Commitments under the WF Credit Facility, and PS BDC Funding II was in compliance with the applicable covenants in the WF Credit Facility on such date.

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

As of June 30, 2026, we had outstanding indebtedness under the CLO Transaction of $300.0 million.

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

We have adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our Board authorizes, and we declare, a cash dividend or other distribution, then stockholders who do not “opt out” of the Company’s dividend reinvestment plan will have their cash dividends and distributions (net of applicable withholding tax) automatically reinvested in additional shares of our common stock, rather than receiving cash dividends and distributions.

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

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at June 30, 2026 is as follows:

	Contractual Obligations Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
BoA Credit Facility, Net	$—	$235,130,503	$—	$—	$235,130,503
WF Credit Facility, Net	—	—	159,412,689	—	159,412,689
CLO Transaction, Net	—	—	—	301,949,233	301,949,233
Total contractual obligations	$—	$235,130,503	$159,412,689	$301,949,233	$696,492,425

Off-Balance Sheet Arrangements

Unfunded commitments to provide funds to portfolio companies are not recorded on our consolidated statements of assets and liabilities. Our unfunded commitments may be significant from time to time. Unfunded commitments may expire without being drawn upon and the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2026 and December 31, 2025, we had 27 unfunded commitments totaling $21.5 million and 22 unfunded commitments totaling $21.5 million, respectively. See “Note 9. Commitments and Contingencies” in the notes to the accompanying consolidated financial statements for specific identification of the unfunded commitments. We believe we maintain sufficient liquidity in the form of cash (including restricted cash, if any), receivables and borrowing capacity to fund these unfunded commitments should the need arise. See Financial Condition, Liquidity and Capital Resources above.

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

Assuming that the consolidated statements of assets and liabilities as of June 30, 2026 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rate.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 200 basis points	$(23,877,589)	$(13,929,102)	$(9,948,487)
Down 150 basis points	(17,904,753)	(10,446,826)	(7,457,927)
Down 100 basis points	(11,931,977)	(6,964,551)	(4,967,426)
Down 50 basis points	(5,959,674)	(3,482,275)	(2,477,399)
Up 50 basis points	5,958,252	3,482,275	2,475,977
Up 100 basis points	11,901,873	6,964,551	4,937,322
Up 150 basis points	17,842,559	10,446,826	7,395,733
Up 200 basis points	23,807,587	13,929,102	9,878,485

The data in the table are based on our current statements of assets and liabilities. As of June 30, 2026, we had $9.5 million in net purchases that had not yet settled and $21.5 million in unfunded commitments. After settlement of these purchases, the change in interest expense will be larger as a result of the increase in the amount borrowed under the BoA Credit Facility, WF Credit Facility or CLO Transaction, as applicable. The table does not include any change in dividend income from our money market investments.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a number of significant risks. In addition to other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 31, 2025. The risks described in our annual report are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the six months ended June 30, 2026 to the risk factors discussed in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Dividend Reinvestment Plan

During the six months ended June 30, 2026, the Company did not issue or sell any shares in connection with the dividend reinvestment plan.

Open Market Share Repurchase Plans

During the six months ended June 30, 2026, we repurchased 517,882 shares of our common stock pursuant to the Company Rule 10b5-1 Stock Repurchase Plan, Extended Company Rule 10b5-1 Stock Repurchase Plan, and Company Rule 10b-18 Repurchase Plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs (Dollars in Thousands) (1)
January 1, 2026 through January 31, 2026	61,796	$12.14	1,512,207	$5,000
February 1, 2026 through February 28, 2026	—	—	1,512,207	5,000
March 1, 2026 through March 31, 2026	78,353	10.70	1,590,560	4,162
April 1, 2026 through April 30, 2026	—	—	1,590,560	4,162
May 1, 2026 through May 31, 2026	167,628	10.86	1,758,188	32,341
June 1, 2026 through June 30, 2026	210,105	10.78	1,968,293	30,076
Total	517,882	$10.96	1,968,293	$30,076

(1)
On December 19, 2024, the Company entered into a share repurchase plan (the “Company Rule 10b5-1 Stock Repurchase Plan”) to acquire up to $20 million in the aggregate of shares of the Company’s common stock less any repurchases made pursuant to the Company's prior share repurchase plan, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The Company Rule 10b5-1 Stock Repurchase Plan commenced on January 22, 2025 and terminated on January 22, 2026. On May 21, 2026, the Company entered into a share repurchase plan (the “Extended Company Rule 10b5-1 Stock Repurchase Plan”) to acquire an additional $10 million in the aggregate of shares of the Company’s common stock, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The Extended Company Rule 10b5-1 Stock Repurchase Plan commenced on June 22, 2026 and will terminate upon the earliest to occur of (i) 12 months from the date of the Extended Company Rule 10b5-1 Stock Repurchase Plan, (ii) the end of the trading day on which the aggregate purchase price for all shares purchased under the Extended Company Rule 10b5-1 Stock Repurchase Plan equals $10 million, and (iii) the occurrence of certain other events described in the Extended Company Rule 10b5-1 Stock Repurchase Plan. On November 3, 2025, the Board authorized the Company to repurchase an additional $5 million of shares of its common stock through its open-market share repurchase program. On May 20, 2026, the Board authorized the Company to repurchase an additional $30 million of shares of its common stock through its open-market share repurchase program and extended the Company’s open-market share repurchase program to expire on June 22, 2027. Pursuant to the program, the Company may, from time to time, purchase shares of its common stock in the open market, subject to market conditions and other factors. The Company will determine the timing and amount of repurchases based on its evaluation of market conditions and other factors.

PSCM Rule 10b5-1 Stock Purchase Plan

During the six months ended June 30, 2026, PSCM purchased 67,875 shares of the Company’s common stock pursuant to the PSCM Rule 10b5-1 Stock Purchase Plan and Extended PSCM Rule 10b5-1 Stock Purchase Plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs (Dollars in Thousands) (1)
January 1, 2026 through January 31, 2026	33,622	$12.00	169,877	$387
February 1, 2026 through February 28, 2026	34,253	11.30	204,130	—
March 1, 2026 through March 31, 2026	—	—	204,130	—
April 1, 2026 through April 30, 2026	—	—	204,130	—
May 1, 2026 through May 31, 2026	—	—	204,130	—
June 1, 2026 through June 30, 2026	—	—	204,130	—
Total	67,875	$11.65	204,130	$—

(1) On April 22, 2025, PSCM entered into a share purchase plan (the "Extended PSCM Rule 10b5-1 Stock Purchase Plan") to permit the purchase of up to $2.5 million shares of our common stock, if the market price per share of our common stock is below the most recently reported NAV per share, subject to certain limitations. Under the Extended PSCM Rule 10b5-1 Stock Purchase Plan, the agent will increase the volume of purchases made as the price of the Company’s common stock declines, subject to volume restrictions. The Extended PSCM Rule 10b5-1 Stock Purchase Plan commenced on May 22, 2025 and terminated on May 22, 2026.

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

Palmer Square Capital BDC Inc.

Date: August 5, 2026	/s/ Christopher D. Long
	Name:	Christopher D. Long
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 5, 2026	/s/ Jeffrey D. Fox
	Name:	Jeffrey D. Fox
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)