Form 10-Q
period 2026-09-30
Palmer Square Capital BDC Inc.
filed 2026-11-04
CIK 1794776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 3, 2026, the registrant had 30,138,536 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Assets and Liabilities

	September 30, 2026	December 31, 2025
Assets:	(Unaudited)
Non-controlled, non-affiliated investments, at fair value (amortized cost of $1,209,375,951 and $1,294,556,070, respectively)	$1,087,582,875	$1,203,640,318
Cash and cash equivalents	1,880,760	3,217,449
Receivables:
Receivable for sales of investments	8,598,809	2,821,628
Receivable for paydowns of investments	118,127	233,930
Due from investment adviser	616,715	616,715
Dividend receivable	158,737	195,710
Interest receivable	7,225,017	8,608,563
Prepaid expenses and other assets	3,675	41,446
Total Assets	$1,106,184,715	$1,219,375,759

Liabilities:
Credit facilities (net of deferred financing costs of $3,297,774 and $5,030,068, respectively) (Note 6)	$355,894,687	$414,438,758
Notes (net of deferred financing costs of $2,628,274 and $1,609,420, respectively) (Note 6)	300,727,862	302,075,353
Payables:
Payable for investments purchased	29,725,586	20,366,967
Distributions payable	11,493,758	13,442,214
Management fee payable	1,807,868	2,129,141
Incentive fee payable	1,661,740	1,866,531
Accrued other general and administrative expenses	1,436,768	933,623
Total Liabilities	$702,748,269	$755,252,587

Commitments and contingencies (Note 9)

Net Assets:
Common Shares, $0.001 par value; 450,000,000 shares authorized; 30,234,979 and 31,260,963 as of September 30, 2026 and December 31, 2025, respectively issued and outstanding	$30,235	$31,261
Additional paid-in capital	582,739,026	593,643,044
Total distributable earnings (accumulated deficit)	(179,332,815)	(129,551,133)
Total Net Assets	$403,436,446	$464,123,172
Total Liabilities and Net Assets	$1,106,184,715	$1,219,375,759
Net Asset Value Per Common Share	$13.34	$14.85

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Income:
Investment income from non-controlled, non-affiliated investments:
Interest income	$24,813,915	$30,432,071	$75,728,943	$90,275,576
Dividend income	414,919	657,248	1,194,274	1,713,085
Payment-in-kind interest income	578,696	360,941	1,383,350	1,670,709
Other income	761,325	235,009	1,775,279	917,098
Total investment income from non-controlled, non-affiliated investments	26,568,855	31,685,269	80,081,846	94,576,468
Total Investment Income	26,568,855	31,685,269	80,081,846	94,576,468

Expenses:
Incentive fees	1,661,741	1,950,400	4,957,713	5,733,185
Interest expense	10,340,229	12,757,494	31,566,653	38,303,625
Management fees	1,807,868	2,242,634	5,567,414	6,809,386
Professional fees	297,484	229,116	894,392	793,224
Directors fees	37,808	37,808	112,191	112,192
Other general and administrative expenses	788,045	826,747	2,269,903	2,429,106
Total Expenses	14,933,175	18,044,199	45,368,266	54,180,718
Net Investment Income (Loss)	11,635,680	13,641,070	34,713,580	40,395,750

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses):
Non-controlled, non-affiliated investments	(4,612,351)	(1,243,620)	(18,615,463)	(12,883,252)
Total net realized gains (losses)	(4,612,351)	(1,243,620)	(18,615,463)	(12,883,252)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	6,984,238	(9,044,026)	(30,877,332)	(25,378,309)
Total net change in unrealized gains (losses)	6,984,238	(9,044,026)	(30,877,332)	(25,378,309)
Total realized and unrealized gains (losses)	2,371,887	(10,287,646)	(49,492,795)	(38,261,561)

Net Increase (Decrease) in Net Assets Resulting from Operations	$14,007,567	$3,353,424	$(14,779,215)	$2,134,189

Per Common Share Data:
Basic and diluted net increase (decrease) in net assets resulting from operations	$0.46	$0.10	$(0.48)	$0.07
Weighted Average Common Shares Outstanding - Basic and Diluted	30,540,075	32,084,902	30,907,327	32,343,757

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$11,635,680	$13,641,070	$34,713,580	$40,395,750
Net realized gains (losses) on investments and foreign currency transactions	(4,612,351)	(1,243,620)	(18,615,463)	(12,883,252)
Net change in unrealized gains (losses) on investments, foreign currency translations, and foreign currency exchange contracts	6,984,238	(9,044,026)	(30,877,332)	(25,378,309)
Net Increase (Decrease) in Net Assets Resulting from Operations	14,007,567	3,353,424	(14,779,215)	2,134,189

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(11,493,759)	(13,404,534)	(35,002,467)	(39,629,393)
Net Decrease in Net Assets Resulting from Stockholder Distributions	(11,493,759)	(13,404,534)	(35,002,467)	(39,629,393)

Increase (Decrease) in Net Assets Resulting from Capital Share Transactions
Shares issued in connection with dividend reinvestment plan (Note 7)	—	—	—	514,649
Repurchase of common shares	(5,230,892)	(4,717,117)	(10,905,044)	(10,419,201)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	(5,230,892)	(4,717,117)	(10,905,044)	(9,904,552)
Total Increase (Decrease) in Net Assets	(2,717,084)	(14,768,227)	(60,686,726)	(47,399,756)
Net Assets, Beginning of Period	406,153,530	505,213,440	464,123,172	537,844,969
Net Assets, End of Period	$403,436,446	$490,445,213	$403,436,446	$490,445,213

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(14,779,215)	$2,134,189
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gains)/losses on investments	18,615,463	12,883,252
Net change in unrealized (gains)/losses on investments	30,877,332	25,378,309
Net accretion of discount on investments	(1,627,988)	(1,743,643)
Payment-in-kind interest and other income	(2,270,684)	(1,670,709)
Purchases of short-term investments	(511,135,557)	(447,866,247)
Purchases of portfolio investments	(296,684,470)	(335,350,462)
Proceeds from sale of short-term investments	522,706,111	462,833,964
Proceeds from sale of portfolio investments	355,577,236	433,678,517
Amortization of deferred financing cost	1,851,040	1,288,295
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in receivable for sales of investments	(5,777,181)	183,807
(Increase)/decrease in interest and dividends receivable	1,420,519	2,837,984
(Increase)/decrease in due from investment adviser	—	(368,605)
(Increase)/decrease in receivable for paydowns of investments	115,803	234,215
(Increase)/decrease in prepaid expenses and other assets	37,771	(75,044)
Increase/(decrease) in interest payable on credit facilities	(629,830)	(1,393,892)
Increase/(decrease) in payable for investments purchased	9,358,619	(47,486,643)
Increase/(decrease) in management fees payable	(321,273)	(171,164)
Increase/(decrease) in incentive fee payable	(204,791)	(198,732)
Increase/(decrease) in accrued other general and administrative expenses	503,145	(213,682)
Net cash provided by (used in) operating activities	107,632,050	104,913,709

Cash Flows from Financing Activities:
Borrowings on the credit facilities	12,000,000	45,100,000
Payments on the credit facilities	(71,975,173)	(96,800,000)
Payments of debt issuance costs	(1,137,599)	—
Distributions paid in cash	(36,950,923)	(41,874,784)
Purchase of common shares for dividend reinvestment plan	—	514,649
Repurchase of common shares	(10,905,044)	(10,419,201)
Net cash provided by (used in) financing activities	(108,968,739)	(103,479,336)
Net increase/(decrease) in cash and cash equivalents	(1,336,689)	1,434,373
Cash and cash equivalents, beginning of period	3,217,449	2,766,409
Cash and cash equivalents, end of period	$1,880,760	$4,200,782

Supplemental and Non-Cash Information:
Interest paid during the period	$32,196,483	$39,697,517
Distributions declared during the period	$35,002,467	$39,629,393
Distributions payable	$11,493,758	$13,404,534

The accompanying notes are an integral part of these consolidated financial statements.

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of September 30, 2026

(Unaudited)

Portfolio Company(3)	Investment	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Debt Investments
Aerospace and Defense
Arcline FM Holdings LLC (8)	First Lien Senior Secured Loan	6.60% (S + 2.75%)	6/24/2030	$2,962,575	$2,956,897	$2,978,158
Galileo Parent, Inc. (6)(8)	First Lien Senior Secured Loan	8.32% (S + 4.25%)	3/3/2033	4,289,250	4,227,442	4,306,085
Peraton Corp. (7)	First Lien Senior Secured Loan	7.67% (S +CSA + 3.75%)	2/1/2028	8,524,728	8,526,478	7,959,368
Peraton Corp.	Second Lien Senior Secured Loan	11.61% (S +CSA + 7.75%)	2/1/2029	2,898,876	2,926,495	2,195,899
					18,637,312	17,439,510	4.3%
Auto Components
Autokiniton US Holdings, Inc. (6)(8)	First Lien Senior Secured Loan	8.02% (S +CSA + 4.00%)	4/6/2028	9,789,968	9,788,820	9,774,304
First Brands Group, LLC (6)(8)(9)	First Lien Senior Secured Loan	11.03% (S + 7.11%) PIK	3/30/2027	2,547,410	2,113,428	255
First Brands Group, LLC (6)(8)(9)	First Lien Senior Secured Loan	15% (P + 8.00% incl. 2.00% Default Add-On) PIK	6/29/2026	7,226,668	6,472,339	723
First Brands Group, LLC (9)	Second Lien Senior Secured Loan	14.29% (S + 10.61%) PIK	3/24/2028	3,504,271	2,994,948	350
Realtruck Group Inc (6)	First Lien Senior Secured Loan	8.78% (S +CSA + 4.75%)	1/31/2031	6,749,762	6,749,762	3,200,501
Realtruck Group Inc	First Lien Senior Secured Loan	10.03% (S +CSA + 6.00%)	1/31/2031	1,960,000	1,960,000	932,235
					30,079,297	13,908,368	3.4%
Automotive
Highline Aftermarket Acquisition, LLC (8)	First Lien Senior Secured Loan	7.23% (S + 3.50%)	2/13/2030	3,930,000	3,923,200	3,946,367
					3,923,200	3,946,367	1.0%
Building Products
LBM Acquisition, LLC (6)(7)	First Lien Senior Secured Loan	7.75% (S +CSA + 3.75%)	6/6/2031	10,302,542	10,229,351	7,299,351
Park River Holdings, Inc. (8)	First Lien Senior Secured Loan	8.23% (S + 4.50%)	3/17/2031	2,985,000	2,946,816	2,978,776
Specialty Building Products Holdings, LLC (6)(7)	First Lien Senior Secured Loan	7.75% (S +CSA + 3.75%)	10/5/2028	9,550,000	9,546,258	8,567,878
					22,722,425	18,846,005	4.7%
Chemicals
Advancion Holdings, LLC (6)	First Lien Senior Secured Loan	12.98% (S + 9.00% incl. 8% PIK)	11/25/2030	3,517,500	3,517,500	3,077,813
Advancion Holdings, LLC (6)(8)	First Lien Senior Secured Loan	9.58% (S +CSA + 5.50%)	11/25/2030	8,083,751	8,083,751	7,821,029
ARC Falcon I Inc.	Second Lien Senior Secured Loan	11.00% (S +CSA + 7.00%)	9/24/2029	2,427,315	2,368,774	2,352,978
B'laster Holdings, LLC (7)	First Lien Senior Secured Loan	8.51% (S + 4.75%)	10/25/2029	1,604,750	1,594,398	1,588,703
B'laster Holdings, LLC (7)	First Lien Senior Secured Loan	8.48% (S + 4.75%)	10/25/2029	470,036	465,900	465,336
B'laster Holdings, LLC (7)	First Lien Senior Secured Loan	8.51% (S + 4.75%)	10/25/2029	4,311,417	4,261,549	4,268,303
Fortis 333 Inc (8)	First Lien Senior Secured Loan	7.07% (S + 3.00%)	3/29/2032	3,763,718	3,758,647	3,779,413
Ineos Quattro Holdings UK Limited (4)(8)	First Lien Senior Secured Loan	8.15% (S + 4.25%)	10/7/2031	3,940,000	3,950,311	3,220,950
Ineos Quattro Holdings UK Limited (4)(6)	First Lien Senior Secured Loan	8.25% (S +CSA + 4.25%)	4/2/2029	2,939,698	2,945,061	2,526,039
Ineos US Finance LLC (4)(8)	First Lien Senior Secured Loan	6.90% (S + 3.00%)	2/7/2031	3,910,200	3,884,155	3,711,445
Natgasoline LLC (6)(8)	First Lien Senior Secured Loan	9.40% (S + 5.50%)	3/25/2030	6,706,147	6,631,572	6,789,973
Rohm Holding GmbH (4)(6)(7)(8)	First Lien Senior Secured Loan	9.45% (S + 5.50% incl. 0.25% PIK)	1/31/2029	10,529,872	10,452,414	10,418,939
SCIL IV LLC (4)(6)(8)	First Lien Senior Secured Loan	7.76% (S + 4.00%)	11/8/2032	6,947,500	6,923,969	6,982,238
Sparta US HoldCo LLC (8)	First Lien Senior Secured Loan	6.80% (S + 3.00%)	8/2/2030	992,187	992,187	996,806
Tronox Finance LLC (4)(8)	First Lien Senior Secured Loan	6.40% (S + 2.50%)	9/30/2031	2,984,810	2,497,059	2,206,267
Vibrantz Technologies, Inc. (6)	First Lien Senior Secured Loan	8.13% (S +CSA + 4.25%)	4/30/2030	3,444,370	3,444,370	2,192,565
Vibrantz Technologies, Inc. (6)	First Lien Senior Secured Loan	8.13% (S +CSA + 4.25%)	4/30/2030	5,739,176	5,739,176	1,088,406
					71,510,793	63,487,203	15.7%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of September 30, 2026

(Unaudited)

Portfolio Company(3)	Investment	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Commercial Services and Supplies
Allied Universal Holdco LLC (6)(8)	First Lien Senior Secured Loan	7.15% (S + 3.25%)	8/20/2032	$9,900,000	$9,890,551	$9,926,780
Anticimex Global AB (4)(8)	First Lien Senior Secured Loan	6.55% (S + 2.90%)	11/17/2031	2,878,898	2,878,898	2,896,214
Apex Service Partners, LLC (7)	First Lien Senior Secured Loan	9.07% (S + 5.00%)	10/24/2030	711,253	709,476	710,364
Apex Service Partners, LLC (7)	First Lien Senior Secured Delayed Draw Loan	9.07% (S + 5.00%)	10/24/2030	2,181,436	2,175,984	2,178,709
Apex Service Partners, LLC (7)	First Lien Senior Secured Delayed Draw Loan	9.07% (S + 5.00%)	10/24/2030	2,082,014	2,076,811	2,079,411
Azuria Water Solutions, Inc. (8)	First Lien Senior Secured Loan	6.82% (S + 2.75%)	4/25/2033	2,804,706	2,798,419	2,795,706
Gategroup Fin Luxembourg SA (4)(8)	First Lien Senior Secured Loan	7.23% (S + 3.50%)	6/10/2032	2,970,075	2,958,534	2,989,247
Lido Purchaser Inc (7)	First Lien Senior Secured Loan	8.65% (S + 4.75% cash)/S + 5.25% incl. 2.875% PIK)	4/4/2033	7,777,778	7,772,618	7,740,278
Verifone Systems Inc (6)(8)	First Lien Senior Secured Loan	9.58% (S +CSA + 5.50%)	8/18/2028	9,146,112	9,072,427	8,902,917
					40,333,718	40,219,626	10.0%
Construction and Engineering
Congruex Group LLC (7)	First Lien Senior Secured Loan	9.63% (S +CSA + 5.75%)	5/3/2029	6,641,439	6,574,284	3,493,397
Crown Subsea Communications Holding, Inc. (6)(8)	First Lien Senior Secured Loan	6.90% (S + 3.00%)	1/30/2031	9,351,986	9,326,133	9,398,746
Holding Socotec (4)(8)	First Lien Senior Secured Loan	6.62% (S + 2.75%)	6/2/2031	3,920,400	3,913,724	3,931,828
Michael Baker International, LLC (7)(8)	First Lien Senior Secured Loan	7.82% (S + 4.00%)	12/1/2028	8,912,561	8,891,723	8,925,084
Northstar Group Services, Inc. (7)(8)	First Lien Senior Secured Loan	8.57% (S + 4.75%)	5/31/2030	11,104,425	11,108,666	11,208,529
Resilience Parent LLC	Second Lien Senior Secured Loan	9.32% (S + 5.25%)	2/27/2034	1,785,714	1,785,714	1,781,250
Trilon Group LLC (8)	First Lien Senior Secured Loan	7.25% (S + 3.50%)	6/10/2033	2,844,245	2,829,949	2,852,705
USIC Holdings, Inc. (7)	First Lien Senior Secured Loan	9.26% (S + 5.50%)	9/10/2031	2,484,741	2,466,940	2,403,987
USIC Holdings, Inc. (7)	First Lien Senior Secured Delayed Draw Loan	9.26% (S + 5.50%)	9/10/2031	136,758	136,758	132,314
USIC Holdings, Inc. (7)(22)	First Lien Senior Secured Revolving Loan	9.20% (S + 5.25%)	9/10/2031	286,926	286,926	276,466
					47,320,817	44,404,306	11.0%
Construction Materials
Smyrna Ready Mix Concrete (8)(23)	Corporate Bond	6.00%	11/1/2028	3,000,000	3,000,000	2,983,125
					3,000,000	2,983,125	0.7%
Containers and Packaging
Ahlstrom Holding 3 OY (4)(6)(8)	First Lien Senior Secured Loan	8.59% (S +CSA + 4.25%)	5/23/2030	5,416,687	5,351,828	5,439,247
Kleopatra Finco S.a.r.l (4)(8)	First Lien Senior Secured Loan	10.84% (S + 6.00% cash)/S + 7% incl. 5.00% PIK)	1/30/2031	1,335,694	1,335,694	1,272,061
Pretium PKG Holdings, Inc.	First Lien Senior Secured Loan	8.98% (S + 5.25%)	3/3/2031	2,528,666	2,528,666	2,508,753
Pretium PKG Holdings, Inc. (6)(7)	First Lien Senior Secured Loan	9.48% (S + 5.75% cash)/S + 6% incl. 1.20% PIK)	3/1/2032	2,274,312	2,274,312	1,869,200
Tank Holding Corp. (7)	First Lien Senior Secured Loan	9.75% (S +CSA + 5.75%)	3/31/2028	2,417,929	2,398,545	2,306,705
Tank Holding Corp. (7)	First Lien Senior Secured Loan	10.00% (S +CSA + 6.00%)	3/31/2028	2,026,500	2,010,988	1,935,308
Tank Holding Corp. (7)	First Lien Senior Secured Delayed Draw Loan	10.00% (S +CSA + 6.00%)	3/31/2028	878,543	872,079	839,008
Tosca Services, LLC (8)	First Lien Senior Secured Loan	9.40% (S + 5.50%)	11/30/2028	1,372,991	1,372,991	1,378,140
Tosca Services, LLC (6)	First Lien Senior Secured Loan	8.25% (S +CSA + 4.25%)	11/30/2028	8,156,078	8,096,206	8,152,000
					26,241,309	25,700,422	6.4%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of September 30, 2026

(Unaudited)

Portfolio Company(3)	Investment	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Diversified Consumer Services
Cengage Learning , Inc. (6)(8)	First Lien Senior Secured Loan	6.90% (S + 3.00%)	3/24/2031	$5,880,748	$5,851,159	$5,860,960
Mister Car Wash Holdings, Inc. (6)(8)	First Lien Senior Secured Loan	6.90% (S + 3.00%)	9/19/2033	7,868,599	7,829,256	7,864,507
Radar Bidco SARL (4)(8)	First Lien Senior Secured Loan	6.50% (S + 2.75%)	4/4/2031	992,425	992,425	993,254
					14,672,840	14,718,721	3.6%
Diversified Financial Services
CUB Financing Intermediate LLC (8)	First Lien Senior Secured Loan	8.33% (S + 4.25%)	8/5/2033	2,000,000	1,980,239	2,013,340
Deerfield Dakota Holding, LLC (7)	First Lien Senior Secured Loan	9.82% (S + 5.75% incl. 2.75% PIK)	9/13/2032	9,340,500	9,340,500	9,225,612
Deerfield Dakota Holding, LLC (7)(15)	First Lien Senior Secured Revolving Loan	9.15% (S + 5.25%)	9/13/2032	300,000	300,000	294,694
Edelman Financial Engines Center LLC (6)(8)	First Lien Senior Secured Loan	7.90% (S + 4.00%)	12/1/2031	8,000,000	7,923,808	8,010,000
GC Ferry Acquisition Inc (6)(8)	First Lien Senior Secured Loan	7.57% (S + 3.50%)	8/16/2032	7,629,844	7,532,514	7,672,499
Minotaur Acquisition, Inc. (7)	First Lien Senior Secured Loan	9.07% (S + 5.00%)	5/10/2030	6,817,220	6,817,220	6,742,071
Minotaur Acquisition, Inc. (7)	First Lien Senior Secured Delayed Draw Loan	9.07% (S + 5.00%)	5/10/2030	1,156,977	1,156,977	1,145,407
Minotaur Acquisition, Inc. (7)	First Lien Senior Secured Delayed Draw Loan	9.07% (S + 5.00%)	5/10/2030	1,078,080	1,078,080	1,067,300
Nexus Buyer LLC (6)(8)	First Lien Senior Secured Loan	7.40% (S + 3.50%)	7/31/2031	9,800,812	9,633,830	9,621,849
Nexus Buyer LLC	Second Lien Senior Secured Loan	9.65% (S + 5.75%)	1/30/2032	6,000,000	5,946,959	5,880,000
Osaic Holdings, Inc (8)	First Lien Senior Secured Loan	6.57% (S + 2.50%)	7/30/2032	2,985,000	2,978,873	2,961,598
Plano Holdco, Inc. (8)	First Lien Senior Secured Loan	7.57% (S + 3.50%)	10/2/2031	4,925,000	4,906,567	4,260,125
Tegra118 Wealth Solutions Inc (6)(8)	First Lien Senior Secured Loan	7.82% (S + 4.00%)	1/27/2033	3,391,500	3,360,664	3,411,849
Transnetwork LLC (7)	First Lien Senior Secured Loan	8.82% (S + 4.75%)	12/29/2030	5,057,000	4,999,816	4,475,445
					67,956,047	66,781,789	16.6%
Diversified Telecommunication Services
Altice Financing S.A. (4)(23)	Corporate Bond	5.00%	1/15/2028	3,000,000	2,859,619	1,635,000
Zayo Group Holdings, Inc. (6)(8)	First Lien Senior Secured Loan	7.52% (S + CSA + 3.50% incl. 0.50% PIK)	3/11/2030	5,219,479	5,162,364	5,226,499
					8,021,983	6,861,499	1.7%
Electronic Equipment, Instruments and Components
Creation Technologies Inc (7)	First Lien Senior Secured Loan	9.51% (S + 5.25%)	9/4/2033	5,178,571	5,178,571	5,173,393
Creation Technologies Inc (7)(14)	First Lien Senior Secured Revolving Loan	9.51% (S + 5.25%)	9/4/2031	62,143	62,143	62,143
Idemia Group S.A.S. (4)(6)(8)	First Lien Senior Secured Loan	8.32% (S + 4.25%)	9/30/2028	6,825,000	6,835,766	6,819,881
Infinite Bidco, LLC (6)(8)	First Lien Senior Secured Loan	7.58% (S +CSA + 3.75%)	3/2/2028	6,169,552	6,157,238	6,169,552
Infinite Bidco, LLC (6)	Second Lien Senior Secured Loan	11.08% (S +CSA + 7.00%)	2/24/2029	2,729,999	2,727,302	2,712,254
PVKG Investment Holdings Inc. (6)(7)	First Lien Senior Secured Loan	9.59% (S + 5.75%)	6/4/2030	1,737,165	1,711,542	416,919
					22,672,562	21,354,142	5.3%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of September 30, 2026

(Unaudited)

Portfolio Company(3)	Investment	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Energy Equipment and Services
Star Holding LLC (6)(8)	First Lien Senior Secured Loan	8.40% (S + 4.50%)	7/31/2031	$6,882,217	$6,861,563	$6,894,433
					6,861,563	6,894,433	1.7%
Entertainment
International Entertainment JJCo 3 Limited (4)(8)	First Lien Senior Secured Loan	6.82% (S + 3.00%)	4/30/2032	2,962,687	2,950,849	2,967,620
OakEagle AcquireCo Inc (6)(8)	First Lien Senior Secured Loan	7.25% (S + 3.50%)	8/4/2033	5,000,000	4,927,055	5,045,000
					7,877,904	8,012,620	2.0%
Food Products
Aspire Bakeries Holdings LLC (6)(8)	First Lien Senior Secured Loan	6.90% (S + 3.00%)	12/23/2030	10,451,380	10,447,878	10,477,509
Frozen Bakery Acquisition LLC (7)	First Lien Senior Secured Loan	8.50% (S + 4.75%)	7/9/2029	6,386,250	6,351,791	6,306,422
Solina Group Services SAS (4)(8)	First Lien Senior Secured Loan	7.11% (S + 3.25%)	9/30/2032	1,975,050	1,975,050	1,984,659
Utz Quality Foods, LLC (4)(6)(8)	First Lien Senior Secured Loan	7.39% (S + 3.50%)	9/17/2033	8,000,000	7,920,000	7,807,520
					26,694,719	26,576,110	6.6%
Ground Transportation
Pods, LLC (6)(8)	First Lien Senior Secured Loan	8.39% (S + 4.50%)	5/14/2031	4,987,500	4,916,123	4,612,041
					4,916,123	4,612,041	1.1%
Healthcare Equipment and Supplies
Hologic Inc (8)	Second Lien Senior Secured Loan	9.05% (S + 5.00%)	4/7/2034	6,000,000	6,000,000	5,955,000
NSM Top Holdings Corp (6)(8)	First Lien Senior Secured Loan	8.42% (S +CSA + 4.25%)	5/14/2029	6,723,706	6,710,623	6,763,643
					12,710,623	12,718,643	3.2%
Healthcare Providers and Services
AccentCare, Inc. (6)	First Lien Senior Secured Loan	7.76% (S + 4.00%)	9/20/2028	5,747,017	5,747,656	5,589,003
Aveanna Healthcare LLC (4)(8)	First Lien Senior Secured Loan	6.90% (S + 3.00%)	9/17/2032	3,731,847	3,727,911	3,745,618
CHG Healthcare Services, Inc. (8)	First Lien Senior Secured Loan	6.82% (S + 3.00%)	9/29/2031	2,992,481	2,988,741	2,988,172
Gainwell Acquisition Corp. (6)(8)	First Lien Senior Secured Loan	8.22% (S + 4.50%)	8/13/2031	5,528,078	5,418,905	5,566,111
Gainwell Acquisition Corp.	Second Lien Senior Secured Loan	12.22% (S + 8.00%)	11/19/2031	5,122,413	5,122,413	5,019,964
HAH Group Holding Company LLC (6)(8)	First Lien Senior Secured Loan	8.90% (S + 5.00%)	9/24/2031	10,033,889	9,940,315	9,531,091
IVC Acquisition, Ltd. (4)(6)(8)	First Lien Senior Secured Loan	8.07% (S + 4.00%)	12/12/2031	7,426,986	7,378,887	7,451,532
Medical Solutions Holdings, Inc. (6)(7)	First Lien Senior Secured Loan	9.17% (S +CSA + 5.25%)	11/1/2030	5,188,756	5,188,756	3,113,254
Medical Solutions Holdings, Inc. (6)(7)	First Lien Senior Secured Loan	7.42% (S +CSA + 3.50%)	11/1/2030	4,141,025	4,141,025	600,449
Medical Solutions Holdings, Inc.	First Lien Senior Secured Loan	9.17% (S +CSA + 5.25%)	11/1/2030	2,078,207	2,078,207	1,513,620
NAPA Management Services Corporation (6)	First Lien Senior Secured Loan	9.25% (S +CSA + 5.25%)	2/23/2029	9,586,500	9,507,859	7,046,077
National Mentor Holdings, Inc. (6)(8)	First Lien Senior Secured Loan	9.90% (S + 6.00%)	12/5/2030	10,945,000	10,771,693	11,073,440
New WPCC Parent, LLC (6)	First Lien Senior Secured Loan	13.40% (S + 9.50% cash)/S + 11.50% incl. 8.00% PIK)	5/9/2030	793,224	793,224	773,393
Outcomes Group Holdings, Inc. (8)	First Lien Senior Secured Loan	6.76% (S + 3.00%)	5/6/2031	2,932,931	2,924,330	2,949,956
Radiology Partners Inc (6)(8)	First Lien Senior Secured Loan	8.57% (S + 4.50%)	6/25/2032	7,920,000	7,852,026	7,889,666
Recovery Solutions Parent, LLC (7)	First Lien Senior Secured Loan	11.57% (S + 7.50/S + 8.50% incl. 5.00% PIK)	1/28/2030	2,348,883	2,348,883	2,332,746
U.S. Renal Care, Inc. (6)(7)	First Lien Senior Secured Loan	9.02% (S +CSA + 5.00%)	6/20/2028	7,620,348	7,582,133	7,422,028
					93,512,964	84,606,120	21.0%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of September 30, 2026

(Unaudited)

Portfolio Company(3)	Investment	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Healthcare Technology
AthenaHealth Group Inc (8)	First Lien Senior Secured Loan	7.15% (S + 3.25%)	2/16/2032	$2,992,500	$2,958,594	$2,992,500
Cotiviti, Inc. (6)(8)	First Lien Senior Secured Loan	7.63%	5/1/2031	5,000,000	4,935,525	4,737,500
Ensemble RCM LLC (6)(8)	First Lien Senior Secured Loan	6.82% (S + 3.00%)	1/28/2033	6,982,500	6,976,633	6,994,964
Raven Acquisition Holdings LLC (8)	First Lien Senior Secured Loan	6.90% (S + 3.00%)	11/19/2031	2,764,450	2,769,871	2,764,213
Zelis Payments Buyer Inc (8)	First Lien Senior Secured Loan	7.15% (S + 3.25%)	11/26/2031	1,984,848	1,973,782	1,977,981
					19,614,405	19,467,158	4.8%
Hotels, Restaurants and Leisure
888 Holdings PLC (4)	First Lien Senior Secured Loan	9.02% (S +CSA + 5.25%)	7/8/2028	5,836,123	5,770,946	5,802,566
Bulldog Purchaser Inc (8)	First Lien Senior Secured Loan	7.15% (S + 3.25%)	2/7/2033	1,990,000	1,981,051	1,992,338
Jack Ohio Finance LLC (7)	First Lien Senior Secured Loan	7.90% (S + 4.00%)	1/28/2032	6,895,000	6,885,064	6,879,934
Ontario Gaming GTA Limited Partnership (4)(6)(8)	First Lien Senior Secured Loan	8.33% (S + 4.25%)	8/1/2030	8,194,899	8,194,216	7,531,358
					22,831,277	22,206,196	5.5%
Household Durables
HP PHRG BORROWER, LLC (6)(8)	First Lien Senior Secured Loan	8.07% (S + 4.00%)	2/20/2032	9,875,000	9,792,982	9,834,858
Hunter Douglas Inc (8)	First Lien Senior Secured Loan	7.07% (S + 3.00%)	1/16/2032	3,939,874	3,938,276	3,951,852
					13,731,258	13,786,710	3.4%
Industrial Conglomerates
Gloves Buyer Inc (6)(8)	First Lien Senior Secured Loan	7.65% (S + 3.75%)	5/21/2032	7,960,000	7,926,609	7,975,522
					7,926,609	7,975,522	2.0%
Insurance
Acrisure, LLC (6)	First Lien Senior Secured Loan	7.15% (S + 3.25%)	6/21/2032	4,949,875	4,965,357	3,852,661
Acrisure, LLC (8)	First Lien Senior Secured Loan	6.90% (S + 3.00%)	11/6/2030	3,920,175	3,914,506	3,178,282
Asurion, LLC (8)	First Lien Senior Secured Loan	8.07% (S + 4.25%)	9/19/2030	2,992,424	2,941,600	2,921,354
Asurion, LLC (8)	Second Lien Senior Secured Loan	9.33% (S +CSA + 5.25%)	1/19/2029	3,532,710	3,499,575	3,511,267
Galway Borrower LLC (7)(16)	First Lien Senior Secured Delayed Draw Loan	8.57% (S + 4.50%)	9/29/2028	605,336	605,336	572,076
Galway Borrower LLC (7)	First Lien Senior Secured Delayed Draw Loan	8.57% (S +CSA + 4.50%)	9/29/2028	1,101,718	1,096,616	1,090,701
Galway Borrower LLC (7)(17)	First Lien Senior Secured Revolving Loan	8.57% (S + 4.50%)	9/29/2028	89,350	87,411	83,755
Hyperion Refinance S.a.r.l. (4)(8)	First Lien Senior Secured Loan	6.65% (S + 2.75%)	4/18/2030	1,969,847	1,969,847	1,902,794
Jones DesLauriers Insurance Management Inc (4)(8)	First Lien Senior Secured Loan	6.82% (S + 3.00%)	2/2/2033	2,000,000	1,996,155	1,976,750
OneDigital Borrower LLC (8)	First Lien Senior Secured Loan	6.90% (S + 3.25%)	6/13/2031	2,992,347	2,933,662	2,961,182
OneDigital Borrower LLC	Second Lien Senior Secured Loan	9.15% (S + 5.25%)	7/2/2032	5,000,000	4,983,008	4,766,675
Patriot Growth Insurance Services, LLC (7)	First Lien Senior Secured Loan	9.07% (S + 5.00%)	10/16/2028	4,923,532	4,888,067	4,898,914
Patriot Growth Insurance Services, LLC (7)	First Lien Senior Secured Loan	9.22% (S +CSA + 5.00%)	10/16/2028	1,969,247	1,963,104	1,959,401
					35,844,244	33,675,812	8.3%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of September 30, 2026

(Unaudited)

Portfolio Company(3)	Investment	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Interactive Media Services
Bending Spoons Operations Spa (4)(8)	First Lien Senior Secured Loan	9.39% (S + 5.63%)	3/7/2031	$2,937,342	$2,868,411	$2,939,178
Bending Spoons Operations Spa (4)(7)	First Lien Senior Secured Loan	9.39% (S + 5.63%)	3/7/2031	4,544,113	4,470,642	4,546,953
Red Ventures, LLC (6)(8)	First Lien Senior Secured Loan	6.40% (S + 2.50%)	3/4/2030	4,913,307	4,598,846	4,643,837
Stepstone Group MidCo 2 GmbH, The (4)(6)(8)	First Lien Senior Secured Loan	8.18% (S + 4.50%)	12/4/2031	9,875,000	9,808,429	7,867,067
					21,746,328	19,997,035	5.0%
IT Services
Connectwise LLC (6)	First Lien Senior Secured Loan	7.84% (S +CSA + 3.50%)	9/29/2028	5,663,694	5,660,939	5,573,443
Delta Topco, Inc. (6)	First Lien Senior Secured Loan	6.59% (S + 2.75%)	11/30/2029	4,813,754	4,808,887	4,715,985
Delta Topco, Inc. (6)	Second Lien Senior Secured Loan	9.09% (S + 5.25%)	12/24/2030	4,500,000	4,484,688	4,384,688
Everest SubBidCo (4)(7)(8)	First Lien Senior Secured Loan	8.25% (S + 4.50%)	12/8/2031	2,613,798	2,593,317	2,522,315
Everest SubBidCo (4)(7)(8)	First Lien Senior Secured Loan	8.25% (S + 4.50%)	12/8/2031	5,247,248	5,205,886	5,063,594
Flash Charm, Inc. (6)(8)	First Lien Senior Secured Loan	7.31% (S + 3.50%)	3/2/2028	9,456,183	9,448,543	8,352,599
Flash Charm, Inc.	Second Lien Senior Secured Loan	10.71% (S +CSA + 6.75%)	3/2/2029	3,353,659	3,361,228	2,381,098
LogMeIn, Inc. (6)	First Lien Senior Secured Loan	8.69% (S +CSA + 4.75%)	4/28/2028	4,037,687	4,024,603	3,610,702
LogMeIn, Inc. (6)	First Lien Senior Secured Loan	8.69% (S +CSA + 4.75%)	4/28/2028	4,037,687	4,023,514	1,144,846
Logrhythm, Inc. (7)	First Lien Senior Secured Loan	11.31% (S + 7.5%) PIK	7/2/2029	6,773,094	6,773,094	5,249,148
Logrhythm, Inc. (7)(18)	First Lien Senior Secured Revolving Loan	9.23% (S + 5.50%)	7/2/2029	111,364	111,364	88,295
Precisely Software Incorporated (6)(8)	First Lien Senior Secured Loan	8.08% (S +CSA + 4.00%)	4/24/2028	10,471,867	10,464,233	8,586,931
Redstone Holdco 2 LP (6)(7)	First Lien Senior Secured Loan	9.32% (S + 5.50%)	12/31/2030	2,446,129	2,446,129	746,069
Redstone Holdco 2 LP (6)(7)	First Lien Senior Secured Loan	8.57% (S + 4.75%)	12/31/2030	635,994	635,994	539,536
Rithum Holdings Inc (6)(8)	First Lien Senior Secured Loan	8.82% (S + 4.75%)	7/21/2032	4,950,000	4,862,957	4,670,325
Vision Solutions, Inc.	Second Lien Senior Secured Loan	11.33% (S +CSA + 7.25%)	4/23/2029	5,500,000	5,461,314	2,612,500
					74,366,690	60,242,074	14.9%
Machinery
Dresser Utility Solutions LLC (6)(8)	First Lien Senior Secured Loan	7.15% (S + 3.25%)	9/26/2033	3,013,043	3,004,293	3,039,293
PT Intermediate Holdings III, LLC (7)	First Lien Senior Secured Loan	8.82% (S + 4.75%)	4/9/2030	10,114,373	10,076,504	10,063,801
TK Elevator Midco GmbH (4)(8)	First Lien Senior Secured Loan	6.70% (S + 2.75%)	4/30/2030	2,992,500	3,009,782	3,007,313
					16,090,579	16,110,407	4.0%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of September 30, 2026

(Unaudited)

Portfolio Company(3)	Investment	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Media
Century De Buyer LLC (8)	First Lien Senior Secured Loan	6.82% (S + 3.00%)	10/30/2030	$1,960,250	$1,948,585	$1,964,944
Directv Financing LLC (8)	First Lien Senior Secured Loan	8.32% (S + 4.50%)	8/2/2029	1,680,856	1,677,864	1,690,983
London Buyer LLC (7)	First Lien Senior Secured Loan	8.90% (S + 5.00%)	6/24/2033	3,913,043	3,913,043	3,825,543
Micro Holding Corp. (6)(8)	First Lien Senior Secured Loan	8.15% (S + 4.25%)	12/31/2031	3,845,829	3,783,353	3,610,272
Red Planet Borrower LLC (4)(6)(8)	First Lien Senior Secured Loan	7.65% (S + 3.75%)	9/8/2032	10,035,054	9,946,061	10,078,957
Summer BC Holdco B LLC (4)(6)(7)(8)	First Lien Senior Secured Loan	9.33% (S +CSA + 5.00%)	2/12/2029	11,586,114	11,586,107	10,110,970
The E.W. Scripps Company (6)	First Lien Senior Secured Loan	9.52% (S +CSA + 5.75%)	6/30/2028	2,669,137	2,560,596	2,675,329
					35,415,609	33,956,998	8.4%
Metals and Mining
American Rock Salt Company LLC (6)	First Lien Senior Secured Loan	11.02% (S +CSA + 7.00%)	6/9/2028	1,443,813	1,408,817	1,458,554
American Rock Salt Company LLC (6)	First Lien Senior Secured Loan	8.02% (S +CSA + 4.00%)	6/9/2028	5,689,761	5,689,761	5,587,033
American Rock Salt Company LLC	Second Lien Senior Secured Loan	11.27% (S +CSA + 7.25%)	6/4/2029	2,750,000	2,761,765	1,993,750
Tega MC Australia Holdings Pty Ltd (4)(7)(8)	First Lien Senior Secured Loan	7.26% (S + 3.50%)	6/1/2033	4,000,000	3,961,855	4,022,520
Worthington Steel Inc (4)(8)	First Lien Senior Secured Loan	7.90% (S + 4.00%)	6/1/2033	1,785,714	1,759,542	1,801,616
					15,581,740	14,863,473	3.7%
Oil, Gas & Consumable Fuels
Crescent Midstream Operating LLC (8)	First Lien Senior Secured Loan	7.32% (S + 3.25%)	2/14/2033	997,500	993,083	1,003,320
					993,083	1,003,320	0.2%
Pharmaceuticals
Curium BidCo S.a.r.l (4)(8)	First Lien Senior Secured Loan	7.07% (S + 3.00%)	8/6/2031	1,984,962	1,984,962	1,986,213
Padagis, LLC (7)(8)	First Lien Senior Secured Loan	8.74% (S +CSA + 4.75%)	7/6/2028	8,890,339	8,853,354	8,779,210
					10,838,316	10,765,423	2.7%
Professional Services
Ankura Consulting Group, LLC (6)(8)	First Lien Senior Secured Loan	7.25% (S + 3.50%)	12/17/2031	7,256,826	7,247,709	7,026,168
BarBri Holdings, Inc (7)	First Lien Senior Secured Loan	8.79% (S + 4.75%)	4/30/2030	7,123,125	7,123,125	7,087,509
Calabrio, Inc. (8)	First Lien Senior Secured Loan	7.90% (S + 4.00%)	11/26/2032	2,418,938	2,309,704	1,842,928
Castle US Holding Corporation (7)	First Lien Senior Secured Loan	8.33% (S +CSA + 4.25%)	5/31/2030	1,736,088	1,736,088	878,895
Castle US Holding Corporation (7)	First Lien Senior Secured Loan	10.73% (S + 6.00% incl. 1.00% PIK)	4/29/2030	1,069,850	1,031,122	1,076,365
Castle US Holding Corporation (6)(7)	First Lien Senior Secured Loan	8.53% (S +CSA + 4.50%)	5/31/2030	5,308,507	5,308,507	2,673,205
CoreLogic, Inc. (6)(8)	First Lien Senior Secured Loan	8.15% (S + 4.25%)	7/25/2031	9,750,000	9,558,849	9,250,313
CoreLogic, Inc. (23)	Corporate Bond	12.00%	2/1/2032	2,000,000	1,902,552	1,830,000
Edition Holdings Inc (7)	First Lien Senior Secured Loan	8.40% (S +4.5% cash)/S + 5.25% incl. 2.75% PIK)	12/20/2032	8,644,172	8,620,197	8,456,765
EP Purchaser, LLC (6)(8)	First Lien Senior Secured Loan	8.38% (S +CSA + 4.50%)	11/6/2028	8,633,399	8,608,471	6,570,016
Foundever Worldwide Corporation (4)	First Lien Senior Secured Loan	9.99% (S + 6.25%)	3/27/2031	1,958,946	1,958,946	1,227,280
Genuine Financial Holdings LLC (6)(8)	First Lien Senior Secured Loan	7.15% (S + 3.25%)	9/27/2030	10,203,102	10,166,934	10,062,810
Inmar, Inc. (6)(7)(8)	First Lien Senior Secured Loan	8.57% (S + 4.50%)	10/30/2031	9,535,064	9,475,086	8,962,960
Mermaid Bidco Inc (6)(8)	First Lien Senior Secured Loan	7.01% (S + 3.25%)	7/3/2031	4,443,325	4,434,282	4,368,344
NewFold Digital Holdings Gr (6)	First Lien Senior Secured Loan	7.25% (S +CSA + 3.50%)	4/30/2029	2,907,427	2,907,427	2,496,753
NewFold Digital Holdings Gr (6)	First Lien Senior Secured Loan	7.36% (S +CSA + 3.60%)	4/30/2029	595,787	595,787	303,354
Ryan, LLC (6)(8)	First Lien Senior Secured Loan	7.40% (S + 3.50%)	11/5/2032	7,381,234	7,303,003	7,408,914
Thryv, Inc. (6)	First Lien Senior Secured Loan	10.65% (S + 6.75%)	5/1/2029	5,200,000	5,168,059	5,057,000
Xplor T1, LLC (7)	First Lien Senior Secured Loan	7.05% (S + 3.25%)	12/1/2032	7,105,725	7,080,594	6,874,789
					102,536,442	93,454,368	23.2%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of September 30, 2026

(Unaudited)

Portfolio Company(3)	Investment	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Real Estate Management and Development
RealPage, Inc. (6)(8)	First Lien Senior Secured Loan	7.82% (S + 3.75%)	4/24/2028	$5,910,000	$5,896,248	$5,853,382
Vacation Rental Brands, LLC (7)	First Lien Senior Secured Loan	8.82% (S + 4.75%)	5/6/2032	2,636,413	2,636,413	2,609,420
Vacation Rental Brands, LLC (7)	First Lien Senior Secured Loan	8.82% (S + 4.75%)	5/6/2032	1,375,000	1,375,000	1,364,688
					9,907,661	9,827,490	2.4%
Restaurants
Cooper's Hawk Intermediate Holding LLC (7)	First Lien Senior Secured Loan	9.26% (S + 5.50%)	7/29/2031	4,231,184	4,231,184	4,242,683
Cooper's Hawk Intermediate Holding LLC (7)(12)	First Lien Senior Secured Revolving Loan	9.39% (S + 5.50%)	7/29/2031	157,895	157,895	157,434
					4,389,079	4,400,117	1.1%
Road and Rail
Carriage Purchaser, Inc. (7)(8)	First Lien Senior Secured Loan	7.40% (S + 3.50%)	9/25/2028	8,640,185	8,643,131	8,686,626
					8,643,131	8,686,626	2.2%
Semiconductors and Semiconductor Equipment
Coreweave Financing LLC (4)(6)(8)(13)	First Lien Senior Secured Delayed Draw Loan	9.15% (S + 5.50%)	9/1/2031	1,651,783	1,615,138	1,675,375
					1,615,138	1,675,375	0.4%
Software
Aptean Inc. (7)	First Lien Senior Secured Loan	8.51% (S + 4.75%)	1/30/2031	6,592,905	6,564,525	6,395,117
Aptean Inc. (7)(11)	First Lien Senior Secured Revolving Loan	8.51% (S + 3.75%)	1/30/2031	226,398	223,695	210,550
Auctane, Inc (7)	First Lien Senior Secured Loan	9.51% (S + 5.75%)	6/1/2033	7,500,000	7,500,000	7,425,000
Barracuda Networks, Inc. (6)	First Lien Senior Secured Loan	8.32% (S + 4.50%)	8/15/2029	10,135,417	10,000,877	7,173,341
Barracuda Networks, Inc.	Second Lien Senior Secured Loan	10.82% (S + 7.00%)	8/15/2030	4,000,000	3,915,622	1,357,520
Boxer Parent Company Inc. (6)(8)	First Lien Senior Secured Loan	6.51% (S + 2.75%)	7/30/2031	9,800,750	9,769,840	9,282,927
Flexera Software LLC (7)	First Lien Senior Secured Loan	8.48% (S +4.75% cash)/S + 5% incl. 2.5% PIK)	8/16/2032	6,791,141	6,791,141	6,604,385
Help/Systems Holdings, Inc. (6)(8)	First Lien Senior Secured Loan	9.86% (S +CSA + 6.00%)	5/21/2029	4,836,104	4,836,104	3,665,066
Help/Systems Holdings, Inc.	Second Lien Senior Secured Loan	12.86% (S + 9% PIK)	5/21/2029	3,994,581	3,994,581	1,897,426
IGT Holding IV AB (4)(8)	First Lien Senior Secured Loan	7.07% (S + 3.00%)	9/2/2031	1,990,013	1,990,013	1,975,087
Imprivata, Inc. (8)	First Lien Senior Secured Loan	7.82% (S + 3.75%)	12/3/2029	3,000,000	3,021,694	3,031,875
Ivanti Software, Inc. (6)(8)	First Lien Senior Secured Loan	9.50% (S + 5.75%)	6/1/2029	2,366,745	2,350,800	2,319,410
Ivanti Software, Inc. (6)	First Lien Senior Secured Loan	8.50% (S + 4.75%)	6/1/2029	9,817,557	9,817,557	3,206,512
Ivanti Software, Inc.	Second Lien Senior Secured Loan	11.26% (S +CSA + 7.25%)	6/1/2029	3,030,000	3,030,000	439,350
Leia Finco US LLC (8)	First Lien Senior Secured Loan	6.99% (S + 3.25%)	10/9/2031	1,979,899	1,971,521	1,887,715
Magenta Security Holdings LLC (6)	First Lien Senior Secured Loan	10.83% (S +CSA + 6.75%)	7/27/2028	641,850	639,999	388,319
Magenta Security Holdings LLC (6)	First Lien Senior Secured Loan	11.08% (S +CSA + 7.00%)	7/27/2028	1,174,081	1,171,650	377,543
Magenta Security Holdings LLC (6)	First Lien Senior Secured Loan	10.07% (S + 6.25%)	7/27/2028	949,963	943,838	945,451
Magenta Security Holdings LLC (6)	First Lien Senior Secured Loan	10.33% (S + CSA + 7.00% incl. 0.75% PIK)	7/27/2028	6,355,448	6,345,991	877,052
McAfee Corp (8)	First Lien Senior Secured Loan	6.90% (S + 3.00%)	3/1/2029	1,745,558	1,671,658	1,601,113
Metropolis Technologies Inc (7)(8)	First Lien Senior Secured Loan	9.01% (S + 5.25%)	11/3/2032	7,443,750	7,402,555	7,336,746
Mitchell International, Inc. (6)	Second Lien Senior Secured Loan	9.15% (S + 5.25%)	6/7/2032	7,500,000	7,473,647	6,958,125
MRI Software LLC (7)	First Lien Senior Secured Loan	8.82% (S + 4.75%)	2/10/2028	6,227,538	6,200,192	6,087,419
MRI Software LLC (7)(19)	First Lien Senior Secured Revolving Loan	8.82% (S + 4.75%)	2/10/2028	159,093	157,003	144,774
Optimizely North America Inc. (7)	First Lien Senior Secured Loan	9.19% (S + 5% cash)/S + 5.50% incl. 1.25% PIK)	10/30/2031	4,521,445	4,521,445	4,222,658
Project Alpha Intermediate Holding, Inc. (6)(8)	First Lien Senior Secured Loan	7.32% (S + 3.25%)	10/26/2030	7,786,088	7,716,571	5,503,090
Proofpoint Inc (6)(8)	First Lien Senior Secured Loan	8.57% (S + 4.50%)	8/30/2030	6,664,547	6,533,889	6,693,771
Renaissance Holding Corp. (6)(8)	First Lien Senior Secured Loan	7.90% (S + 4.00%)	4/5/2030	11,410,139	11,320,184	8,745,073
S1 Holdings Finco LLC (6)	First Lien Senior Secured Loan	9.04% (S + 5.00%)	1/14/2031	1,704,848	1,704,848	1,698,370
Sophos Holding LLC (8)	First Lien Senior Secured Loan	7.52% (S +CSA + 3.50%)	3/5/2027	2,992,026	2,897,005	2,998,758
Starlight Parent LLC (8)	First Lien Senior Secured Loan	7.95% (S + 4.00%)	4/16/2032	2,475,000	2,412,998	2,235,754
Tuple US Bidco LLC (4)(8)	First Lien Senior Secured Loan	7.73% (S + 3.75%)	1/14/2033	1,990,000	1,982,076	1,940,250
Veracode (6)	First Lien Senior Secured Loan	8.67% (S +CSA + 4.75%)	5/2/2029	8,448,000	8,431,553	1,812,096
					155,305,072	117,437,643	29.2%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of September 30, 2026

(Unaudited)

Portfolio Company(3)	Investment	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Specialty Retail
Great Outdoors Group, LLC (6)(8)	First Lien Senior Secured Loan	7.15% (S + 3.25%)	1/23/2032	$6,854,560	$6,858,138	$6,881,876
Petco Health and Wellness Company Inc (4)(8)	First Lien Senior Secured Loan	8.32% (S + 4.25%)	1/31/2031	2,286,562	2,234,811	2,292,679
					9,092,949	9,174,555	2.3%
Technology Hardware, Storage & Peripherals
Clover Holdings 2 LLC (8)	First Lien Senior Secured Loan	7.75%	12/9/2031	385,548	369,827	367,878
Clover Holdings 2 LLC (6)	First Lien Senior Secured Loan	7.64% (S + 3.75%)	12/9/2031	746,222	730,141	738,297
					1,099,968	1,106,175	0.3%
Textiles, Apparel & Luxury Goods
Tory Burch LLC (6)(8)	First Lien Senior Secured Loan	7.90% (S + 4.00%)	4/30/2031	5,985,000	5,872,223	6,034,885
					5,872,223	6,034,885	1.5%
Trading Companies and Distributors
Albion Financing 3 S.a.r.l (4)(8)	First Lien Senior Secured Loan	6.74% (S + 3.00%)	5/21/2031	2,977,387	2,977,387	2,989,952
ALRO Steel Corp (8)	First Lien Senior Secured Loan	7.42% (S + 3.50%)	9/23/2033	4,000,000	3,980,000	4,000,000
Radwell Parent, LLC (7)	First Lien Senior Secured Loan	8.82% (S + 4.75%)	4/1/2030	2,083,189	2,083,189	2,072,773
Radwell Parent, LLC (7)	First Lien Senior Secured Loan	8.82% (S + 4.75%)	4/1/2030	1,080,433	1,080,433	1,075,031
Radwell Parent, LLC (7)(20)	First Lien Senior Secured Delayed Draw Loan	8.82% (S + 4.75%)	4/1/2030	97,465	97,465	90,884
Radwell Parent, LLC (7)	First Lien Senior Secured Delayed Draw Loan	8.82% (S + 4.75%)	4/1/2030	252,995	252,995	251,730
Radwell Parent, LLC (7)(21)	First Lien Senior Secured Revolving Loan	8.48% (S + 4.75%)	4/1/2030	24,905	24,905	23,659
White Cap Supply Holdings, LLC (8)	First Lien Senior Secured Loan	7.15% (S + 3.25%)	10/19/2029	3,000,000	3,007,371	2,987,745
					13,503,745	13,491,774	3.3%
Passenger Airlines
American Airlines, Inc. (4)(8)	First Lien Senior Secured Loan	6.76% (S + 3.00%)	5/30/2033	3,000,000	2,981,700	2,984,295
					2,981,700	2,984,295	0.7%

Total debt investments					$1,119,593,445	$1,006,394,481	249.5%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of September 30, 2026

(Unaudited)

Portfolio Company(3)	Investment	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(1)(5)	Fair Value	Percentage of Net Assets
Structured Note
CGMS 2020-2A ER (4)(23)	Collateralized Loan Obligation	12.60% (S +CSA + 8.53%)	1/25/2035	$4,000,000	$3,923,971	$3,485,544
MORGN 2020-6A F (4)(23)	Collateralized Loan Obligation	12.05% (S +CSA + 8.04%)	10/23/2034	2,800,000	2,748,111	2,231,428
THAYR 2017-1A ER (4)(23)	Collateralized Loan Obligation	12.86% (S +CSA + 8.87%)	4/20/2034	1,300,000	1,274,941	370,142
Total CLO Mezzanine				8,100,000	7,947,023	6,087,114	1.5%

Structured Subordinated Note
BABSN 2018-4A SUB (4)(23)	Collateralized Loan Obligation	NA	10/15/2030	4,000,000	-	-
DRSLF 2020-86A SUB (4)(23)	Collateralized Loan Obligation	NA	7/17/2034	6,000,000	2,256,661	1,259,967
HLM 12A-18 SUB (4)(23)	Collateralized Loan Obligation	NA	7/18/2031	7,500,000	28,943	-
LNGPT 2017-1A SUB (4)(23)	Collateralized Loan Obligation	NA	1/17/2030	6,358,000	267,476	225,073
REG12 2019-1A SUB (4)(23)	Collateralized Loan Obligation	NA	10/15/2032	6,000,000	3,159,484	1,985,629
SPEAK 2017-4A SUB (4)(23)	Collateralized Loan Obligation	NA	10/26/2034	5,000,000	1,057,278	194,879
Total CLO Equity				34,858,000	6,769,842	3,665,548	0.9%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of September 30, 2026

(Unaudited)

Portfolio Company(3)	Investment	Number of Shares	Cost	Fair Value	Percentage of Net Assets
Equity Investments
Containers and Packaging
Kleopatra Finco S.a.r.l (4)(8)(23)	Class A Common Shares	19,577	$89,838	$35,489
Kleopatra Finco S.a.r.l (4)(8)(23)	Class B Common Shares	19,577	89,838	35,489
Kleopatra Finco S.a.r.l (4)(8)(23)	Class C Common Shares	19,577	89,838	35,489
Kleopatra Finco S.a.r.l (4)(8)(23)	Class D Common Shares	19,577	89,838	35,489
Kleopatra Finco S.a.r.l (4)(8)(23)	Class E Common Shares	19,577	89,838	35,489
Kleopatra Finco S.a.r.l (4)(8)(23)	Class F Common Shares	19,577	89,838	35,489
Kleopatra Finco S.a.r.l (4)(8)(23)	Class G Common Shares	19,577	89,838	35,489
Kleopatra Finco S.a.r.l (4)(8)(23)	Class H Common Shares	19,577	89,838	35,489
Kleopatra Finco S.a.r.l (4)(8)(23)	Class I Common Shares	19,577	89,838	35,489
Pretium PKG Holdings, Inc. (6)(7)(23)	Class A1 Common Shares	31,201	624,020	457,615
			1,432,562	777,016	0.2%
Diversified Telecommunication Services
Mitel Networks (23)	Common Units	3,061	30,610	842
			30,610	842	0.0%
Healthcare Providers and Services
Athletico Management, LLC (6)(23)	Common Shares	69,546	2,955,705	2,990,478
New WPCC Parent, LLC (6)(23)	Class A Common Units	62,372	23,390	42,881
New WPCC Parent, LLC (23)	Series A Preferred Units	60,894	822,384	882,963
Recovery Solutions Parent, LLC (6)(23)	Common Units	98,983	2,229,831	2,152,880
			6,031,310	6,069,202	1.5%
Hotels, Restaurants and Leisure
Aimbridge Acquisition Co., Inc. (6)(8)(23)	Common Shares	70,561	4,657,026	2,869,469
			4,657,026	2,869,469	0.7%
IT Services
PVKG Investments Holdings Inc (23)	Common Shares	89,288	1,258,194	39,287
			1,258,194	39,287	0.0%
Professional Services
Foundever Worldwide Corporation (4)	Common Shares	1,663,931	48,171	101,803
			48,171	101,803	0.0%
Software
S1 Holdings Finco LLC (6)(23)	Common Shares	446	462,053	432,398
			462,053	432,398	0.1%

Total Equity Investments		2,326,476	13,919,926	10,290,017	2.5%

Total Equity and Other Investments			28,636,791	20,042,679	4.9%

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of September 30, 2026

(Unaudited)

Portfolio Company(3)	Investment	Number of Shares	Cost	Fair Value	Percentage of Net Assets
Short-Term Investments
Fidelity Investments Money Market Government Portfolio - Institutional Class, 3.76% (6)(7)(10)		25,723,334	$25,723,334	$25,723,334	6.4%
Morgan Stanley Liquidity Funds US Dollar Treasury Liquidity Fund - Institutional Class, 3.74% (8)(10)		35,422,381	35,422,381	35,422,381	8.8%
Total Short-Term Investments			61,145,715	61,145,715	15.2%
Total Investments			$1,209,375,951	$1,087,582,875	269.6%
Liabilities in Excess of Other Assets				(684,146,429)	(169.6)%
Net Assets				$403,436,446	100.0%
(1)
The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(2)
Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”), SOFR + Credit Spread Adjustment (S+CSA), where the Credit Spread Adjustment is a defined additional spread amount based on the tenor of SOFR the borrower selects, the Euro Interbank Offered Rate (“Euribor” or “E”), the U.S. Prime Rate (“P”), or an alternate base rate (which can include the Federal Funds Effective Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. For the holdings as of September 30, 2026 that have S+CSA as the base rate, the credit spread adjustment ranges from 10 bps to 26 bps.
(3)
As of September 30, 2026, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
(4)
Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2026, 15.9% of the Company’s total assets were in non-qualifying investments.
(5)
As of September 30, 2026, the tax cost of the Company’s investments approximates their amortized cost.
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
(8)
Security or portion thereof held within Palmer Square BDC CLO I, LLC (“PS BDC CLO I Funding”) and is pledged as collateral supporting the notes offered in the CLO Transactions (see Note 6 to the consolidated financial statements).
(9)
Loan was on non-accrual status as of September 30, 2026.
(10)
7-day effective yield as of September 30, 2026.
(11)
Of the $528,261 commitment to Aptean Inc, $301,864 was unfunded as of September 30, 2026
(12)
Of the $368,421 commitment to Cooper's Hawk Intermediate Holding LLC, $210,526 was unfunded as of September 30, 2026.
(13)
Of the $2,762,500 commitment to CoreWeave Financing LLC, $1,110,717 was unfunded as of September 30, 2026.
(14)
Of the $1,035,714 commitment to Creation Technologies Inc, $973,571 was unfunded as of September 30, 2026.
(15)
Of the $857,143 commitment to Deerfield Dakota Holding, LLC, $557,143 was unfunded as of September 30, 2026.
(16)
Of the $3,326,023 commitment to Galway Borrower LLC, $2,720,687 was unfunded as of September 30, 2026.
(17)
Of the $559,500 commitment to Galway Borrower LLC, $470,150 was unfunded as of September 30, 2026.
(18)
Of the $636,364 commitment to Logrhythm, Inc., $525,000 was unfunded as of September 30, 2026.
(19)
Of the $636,370 commitment to MRI Software LLC, $477,278 was unfunded as of September 30, 2026.
(20)
Of the $1,316,252 commitment to Radwell Parent, LLC, $1,218,787 was unfunded as of September 30, 2026.
(21)
Of the $249,045 commitment to Radwell Parent, LLC, $224,141 was unfunded as of September 30, 2026.
(22)
Of the $321,873 commitment to USIC Holdings, Inc, $34,946 was unfunded as of September 30, 2026.

Palmer Square Capital BDC Inc.

Consolidated Schedules of Investments

As of September 30, 2026

(Unaudited)

(23)
Securities acquired in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2026, the aggregate fair value of these securities is $26.5 million or 6.6% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
Aimbridge Acquisition Co., Inc.	Common Shares	3/11/2025
Altice Financing S.A.	Corporate Bond	12/8/2023
Athletico Management, LLC	Common Shares	8/13/2026
BABSN 2018-4A SUB	Collateralized Loan Obligation	5/12/2022
CGMS 2020-2A ER	Collateralized Loan Obligation	11/5/2021
CoreLogic, Inc.	Corporate Bond	7/17/2026
DRSLF 2020-86A SUB	Collateralized Loan Obligation	11/16/2021
Foundever Worldwide Corporation	Common Shares	8/17/2026
HLM 12A-18 SUB	Collateralized Loan Obligation	1/28/2022
Kleopatra Finco S.a.r.l	Class A Common Shares	1/30/2026
Kleopatra Finco S.a.r.l	Class B Common Shares	1/30/2026
Kleopatra Finco S.a.r.l	Class C Common Shares	1/30/2026
Kleopatra Finco S.a.r.l	Class D Common Shares	1/30/2026
Kleopatra Finco S.a.r.l	Class E Common Shares	1/30/2026
Kleopatra Finco S.a.r.l	Class F Common Shares	1/30/2026
Kleopatra Finco S.a.r.l	Class G Common Shares	1/30/2026
Kleopatra Finco S.a.r.l	Class H Common Shares	1/30/2026
Kleopatra Finco S.a.r.l	Class I Common Shares	1/30/2026
LNGPT 2017-1A SUB	Collateralized Loan Obligation	11/17/2021
Mitel Networks	Common Units	6/20/2025
MORGN 2020-6A F	Collateralized Loan Obligation	11/9/2021
New WPCC Parent, LLC	Series A Preferred Units	5/9/2025
New WPCC Parent, LLC	Class A Common Units	5/9/2025
Pretium PKG Holdings, Inc.	Class A1 Common Shares	3/2/2026
PVKG Investments Holdings Inc	Common Shares	6/4/2024
Recovery Solutions Parent, LLC	Common Units	1/27/2025
REG12 2019-1A SUB	Collateralized Loan Obligation	11/17/2021
S1 Holdings Finco LLC	Common Shares	7/23/2026
Smyrna Ready Mix Concrete	Corporate Bond	7/10/2025
SPEAK 2017-4A SUB	Collateralized Loan Obligation	1/28/2022
THAYR 2017-1A ER	Collateralized Loan Obligation	12/15/2021

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
(2)
Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”), SOFR + Credit Spread Adjustment (S+CSA), where the Credit Spread Adjustment is a defined additional spread amount based on the tenor of SOFR the borrower selects, the Euro Interbank Offered Rate (“Euribor” or “E”), the U.S. Prime Rate (“P”), or an alternate base rate (which can include the Federal Funds Effective Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement. For the holdings as of December 31, 2025, that have S+CSA as the base rate, the credit spread adjustment ranges from 10 bps to 26 bps.
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

The Company’s investment objective is to maximize total return, comprised of current income and capital appreciation. The Company’s current investment focus is guided by two strategies that facilitate its investment opportunities and core competencies: (1) investing in corporate debt securities and, to a lesser extent, (2) investing in collateralized loan obligation (“CLO”) structured credit funds that typically own corporate debt securities, including the equity and junior debt tranches of CLOs. To a limited extent, the Company may enter into derivatives transactions, which may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of the Company’s portfolio positions from changes in currency exchange rates and market interest rates or to earn income and enhance the Company’s total returns. The Company may receive or purchase warrants or rights to acquire equity or other securities in connection with making a debt investment in a company. During the nine months ended September 30, 2026 and the years ended December 31, 2025 and 2024, the Company did not enter into any derivative contracts.

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

The Company has four wholly-owned subsidiaries: PS BDC Funding, a special purpose wholly-owned subsidiary established for utilizing the Company’s revolving credit facility with BofA N.A.; PS BDC Funding II, a special purpose wholly-owned subsidiary established for utilizing the Company’s credit facility with WFB; Palmer Square BDC CLO 1, Ltd., a special purpose wholly-owned subsidiary established to be the Issuer in connection with the CLO Transactions (as defined below); and Palmer Square BDC CLO 1, LLC, a special purpose indirect wholly-owned subsidiary established to be the co-issuer in connection with the CLO Transactions. These subsidiaries are consolidated in the financial statements of the Company.

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

Debt Issuance Costs

The Company records origination and other expenses related to its debt obligations as deferred financing costs. These expenses are deferred and amortized over the life of the related debt instrument. Debt issuance costs are presented on the consolidated statements of assets and liabilities as a direct deduction from the debt liability. In circumstances in which there is not an associated debt liability amount recorded in the consolidated financial statements when the debt issuance costs are incurred, such debt issuance costs will be reported on the consolidated statements of assets and liabilities as an asset until the debt liability is recorded. As of September 30, 2026, the balance of debt issuance costs was $307.4 thousand, representing deferred financing costs of $5.9 million less accrued interest of $5.6 million, included in the BoA Credit Facility, WF Credit Facility and CLO Transactions (each as defined below), and is presented on a net basis of $355.9 million for the BoA and WF Credit Facilities and $300.7 million for the CLO Transactions on the consolidated statements of assets and liabilities. As of December 31, 2025, the balance of debt issuance costs was $0.4 million, representing deferred financing costs of $6.6 million less accrued interest of $6.2 million, included in the BoA Credit Facility, WF Credit Facility, and CLO Transactions (each as defined below), and is presented on a net basis of $414.4 million for the BoA Credit Facility and WF Credit Facility and $302.1 million for the CLO Transactions on the consolidated statements of assets and liabilities.

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

Non-Accrual Status

Management reviews all loans that have principal or interest that is 90 days past due, or when there is reasonable doubt as to the collection of principal or interest to determine if a loan will be placed on non-accrual status. When a loan is placed on non-accrual status, the accrued interest and unpaid interest are generally reversed, and any discount (market or original) is no longer accreted to interest income. Interest payments received while a loan is on non-accrual status may be applied to principal or recognized as income, as determined by management’s judgment regarding collectability.

A loan may be taken off non-accrual status if past due payments are made, and if management determines the issuer is likely to remain current on future payments. Management may make exceptions to this policy if the loan has sufficient collateral value or is in the process of collection. Management may also leave a loan on accrual status while actively seeking recovery of past due payment. As of September 30, 2026, the Company had one portfolio company on non-accrual status. As of September 30, 2026, loans on non-accrual status represented less than 0.01% of the total investments at fair value (or 0.96% at amortized cost). As of December 31, 2025, the Company had three portfolio companies on non-accrual status. As of December 31, 2025, loans on non-accrual status represented 0.09% of the total investments at fair value (or 1.34% at amortized cost).

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

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance; however, the Company does not expect a material impact on its consolidated financial statements.

In September 2026, the FASB issued ASU 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions (“ASU 2026-03”), which requires investment companies to consider the effect of contractual sale restrictions when measuring the fair value of equity securities subject to such restrictions. ASU 2026-03 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

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

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt	$1,038,993,241	$943,746,262	$1,088,644,221	$1,014,924,713
Second-lien senior secured debt	72,838,033	56,200,094	72,146,972	59,868,971
Corporate Bonds	7,762,171	6,448,125	8,892,453	7,929,631
CLO Mezzanine	7,947,023	6,087,114	34,863,998	34,300,352
CLO Equity	6,769,842	3,665,548	8,326,282	6,087,607
Equity	13,919,926	10,290,017	8,965,875	7,812,775
Short-term investments	61,145,715	61,145,715	72,716,269	72,716,269
Total Investments	$1,209,375,951	$1,087,582,875	$1,294,556,070	$1,203,640,318

As of September 30, 2026, approximately 16.4% of the long-term investment portfolio at amortized cost and 17.1% of the long-term investment portfolio measured at fair value, respectively, were invested in non-qualifying assets. As of December 31, 2025, approximately 18.6% of the long-term investment portfolio at amortized cost and 19.2% of the long-term investment portfolio measured at fair value, respectively, were invested in non-qualifying assets. With respect to the Company’s total assets, approximately 15.9% and 17.8% of the Company’s total assets were invested in non-qualifying assets as defined by Section 55(a) of the 1940 Act as of September 30, 2026 and December 31, 2025, respectively.

The industry composition of investments based on fair value, as a percentage of total investments at fair value, as of September 30, 2026 and December 31, 2025 was as follows:

	September 30, 2026	December 31, 2025
Software	10.8%	10.7%
Professional Services	8.6%	7.3%
Healthcare Providers and Services	8.3%	8.8%
Diversified Financial Services	6.2%	5.0%
Chemicals	5.8%	5.4%
Short-Term Investments	5.6%	6.0%
IT Services	5.5%	9.6%
Construction and Engineering	4.1%	5.0%
Commercial Services and Supplies	3.7%	2.0%
Media	3.1%	1.6%
Insurance	3.1%	3.5%
Food Products	2.4%	2.5%
Containers and Packaging	2.4%	2.2%
Hotels, Restaurants and Leisure	2.3%	2.2%
Electronic Equipment, Instruments and Components	2.0%	3.3%
Interactive Media Services	1.8%	1.3%
Healthcare Technology	1.8%	0.6%
Building Products	1.7%	1.8%
Aerospace and Defense	1.6%	1.1%
Machinery	1.5%	1.8%
Metals and Mining	1.4%	1.3%
Diversified Consumer Services	1.4%	1.1%
Auto Components	1.3%	1.6%
Household Durables	1.3%	1.2%
Trading Companies and Distributors	1.2%	—
Healthcare Equipment and Supplies	1.2%	0.7%
Pharmaceuticals	1.0%	0.7%
Real Estate Management and Development	0.9%	0.6%
Specialty Retail	0.9%	1.1%
Road and Rail	0.8%	0.7%
Entertainment	0.7%	0.2%
Industrial Conglomerates	0.7%	0.7%
Energy Equipment and Services	0.6%	0.9%
Diversified Telecommunication Services	0.6%	0.7%
Structured Note	0.6%	2.8%
Textiles, Apparel & Luxury Goods	0.6%	0.6%
Ground Transportation	0.4%	—
Restaurants	0.4%	0.3%
Automotive	0.4%	0.3%
Structured Subordinated Note	0.3%	0.5%
Passenger Airlines	0.3%	—
Construction Materials	0.3%	0.3%
Semiconductors and Semiconductor Equipment	0.2%	—
Technology Hardware, Storage & Peripherals	0.1%	—
Oil, Gas & Consumable Fuels	0.1%	—
Independent Power and Renewable Electricity Producers	—	1.2%
Electrical Equipment	—	0.5%
Household Products	—	0.3%
Total	100%	100%

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

Investments in private investment companies measured based upon NAV as a practical expedient to determine fair value are not required to be categorized in the fair value hierarchy. As of September 30, 2026 and as of December 31, 2025, there were no investments accounted for using the practical expedient.

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

The following table presents the fair value hierarchy of investments as of September 30, 2026:

	Fair Value Hierarchy as of September 30, 2026
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$—	$943,746,262	$—	$943,746,262
Second-lien senior secured debt	—	56,200,094	—	56,200,094
Corporate Bonds	—	6,448,125	—	6,448,125
CLO Mezzanine	—	6,087,114	—	6,087,114
CLO Equity	—	3,665,548	—	3,665,548
Equity	—	10,290,017	—	10,290,017
Short Term Investments	61,145,715	—	—	61,145,715
Total Investments	$61,145,715	$1,026,437,160	$—	$1,087,582,875

The following table presents the fair value hierarchy of investments as of December 31, 2025:

	Fair Value Hierarchy as of December 31, 2025
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt	$—	$1,014,924,713	$—	$1,014,924,713
Second-lien senior secured debt	—	59,868,971	—	59,868,971
Corporate Bonds	—	7,929,631	—	7,929,631
CLO Mezzanine	—	34,300,352	—	34,300,352
CLO Equity	—	6,087,607	—	6,087,607
Equity	—	7,812,775	—	7,812,775
Short Term Investments	72,716,269	—	—	72,716,269
Total Investments	$72,716,269	$1,130,924,049	$—	$1,203,640,318

The Company did not hold any Level 3 investments during the nine months ended September 30, 2026. The following table shows the changes in the fair value of the Company's Level 3 investments during the nine months ended September 30, 2025.

Equity
Fair value, beginning of period	$—
Purchases of investments, net	6,886,857
Proceeds from principal payments and sales of investments, net	—
Net change in unrealized gain (loss)	(865,138)
Net accretion of discount on investments	—
Transfers into (out of) Level 3	(6,021,719)
Fair value, end of period	$—

The Company did not recognize any transfers to or from Level 3 for the nine months ended September 30, 2026. For the nine months ended September 30, 2025, two equity investments were transferred out of Level 3 and into Level 2 of the fair value hierarchy as a result of changes in the observability of significant inputs for the portfolio companies.

Debt Not Carried at Fair Value

The fair value of the BoA Credit Facility, WF Credit Facility and CLO Transactions, which would be categorized as Level 3 within the fair value hierarchy as of September 30, 2026, approximates their respective carrying values because the BoA Credit Facility, WF Credit Facility and CLO Transactions each have variable interest based on selected short-term rates.

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, BDCs are permitted to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 150% after such borrowing. As of September 30, 2026, the Company’s asset coverage ratio was 161%.

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

Under the BoA Credit Facility, the Lenders have agreed to extend credit to PS BDC Funding in an aggregate amount up to the Commitment (as defined in the Credit Agreement) amount. The Commitment amount for the BoA Credit Facility was $200.0 million as of the closing date of the Credit Agreement, increased to $400.0 million on the one-month anniversary of the closing date, further increased to $475.0 million on October 12, 2020, further increased to $725.0 million on September 29, 2021, decreased to $525.0 million on June 13, 2024, and further decreased to $350.0 million on July 1, 2026. The Borrowers’ ability to draw under the BoA Credit Facility is scheduled to terminate on February 11, 2028. All amounts outstanding under the BoA Credit Facility are required to be repaid by February 18, 2028.

Debt obligations under the BoA Credit Facility consisted of the following as of September 30, 2026:

	September 30, 2026
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
BoA Credit Facility	$350,000,000	$201,750,677	$148,249,323	$200,781,571
Total debt	$350,000,000	$201,750,677	$148,249,323	$200,781,571

(1)
The amount available reflects any limitations related to the BoA Credit Facility’s borrowing base.
(2)
The carrying value of the BoA Credit Facility is presented net of deferred financing costs of $1.0 million and accrued interest of $34.2 thousand.

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

Average debt outstanding under the BoA Credit Facility during the nine months ended September 30, 2026 and the year ended December 31, 2025, was $240.6 million and $316.1 million, respectively.

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

For the three and nine months ended September 30, 2026 and September 30, 2025, the components of interest expense with respect to the BoA Credit Facility were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense	$3,085,025	$4,979,284	$10,697,775	$15,185,170
Amortization of debt issuance costs	775,259	273,621	1,313,579	811,941
Total interest expense	$3,860,284	$5,252,905	$12,011,354	$15,997,111
Average interest rate	5.09%	5.73%	5.07%	5.73%

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

Debt obligations under the WF Credit Facility consisted of the following as of September 30, 2026:

	September 30, 2026
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
WF Credit Facility	$200,000,000	$155,179,239	$44,820,761	$155,113,116
Total debt	$200,000,000	$155,179,239	$44,820,761	$155,113,116

(1)
The amount available reflects any limitations related to the WF Credit Facility’s borrowing base.
(2)
The carrying value of the WF Credit Facility is presented net of deferred financing costs of $2.3 million and accrued interest of $2.2 million.

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

Average debt outstanding under the WF Credit Facility during the nine months ended September 30, 2026 and the year ended December 31, 2025 was $157.2 million and $154.7 million, respectively.

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

For the three and nine months ended September 30, 2026 and September 30, 2025, the components of interest expense with respect to the WF Credit Facility were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense	$2,317,734	$2,725,655	$6,855,549	$8,117,999
Amortization of debt issuance costs	141,106	125,393	418,715	372,089
Total interest expense	$2,458,840	$2,851,048	$7,274,264	$8,490,088
Average interest rate	5.60%	6.84%	5.59%	6.83%

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

CLO Transactions

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

On June 18, 2026, the Company, through Palmer Square BDC CLO 1, Ltd., priced its refinancing of a $300.0 million term debt securitization (the “CLO Reset Transaction” and together with the CLO Transaction, the “CLO Transactions”). The CLO Reset Transaction closed on July 15, 2026 (the “Refinancing Date”).

The notes offered in the CLO Reset Transaction were issued by the Issuer, and consist of (i) $228.0 million of AAA Class A-R Notes due 2039, which bear interest at the forward-looking term rate based on the secured overnight financing rate (“Term SOFR”) plus 1.27% (the “Class A-R Notes”); and (ii) $72.0 million of AA Class B-R Notes due 2039, which bear interest at Term SOFR plus 1.75% (the “Class B-R Notes” and, together with the Class A-R Notes, the “Secured Reset Notes”). The Company continues to retain 100% of the Subordinated Notes (together with the Secured Reset Notes, the “Reset Notes”).

The following table presents information on the Reset Notes issued in the CLO Reset Transaction as of September 30, 2026:

		September 30, 2026
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A-R Notes	Senior Secured Floating Rate	$228,000,000	SOFR + (1.27)%	AAA
Class B-R Notes	Senior Secured Floating Rate	72,000,000	SOFR + (1.75)%	AA
Total Secured Notes		$300,000,000
Subordinated Notes (1)		100,500,000	None	Not rated
Total Notes		$400,500,000

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

On the Refinancing Date and in connection with the CLO Reset Transaction, the Issuer and the Company entered into a note purchase agreement (the “Purchase Agreement”) with BofA Securities, Inc., as the initial purchaser (the “Initial Purchaser”), pursuant to which the Initial Purchaser purchased the Secured Reset Notes issued pursuant to an indenture as part of the CLO Reset Transaction.

The CLO Reset Transaction is backed by a diversified portfolio of senior secured loans or participation interests therein with the potential for investment in second lien loans or participation interests therein, corporate bonds or loans made to a debtor-in-possession pursuant to Section 364 of the Bankruptcy Code having the priority allowed by either Section 364(c) or 364(d) of the Bankruptcy Code and fully secured by senior liens or participation interests therein, which is managed by the Company as collateral manager pursuant to a collateral management agreement entered into with the Issuer on the Closing Date (the “Collateral Management Agreement”). The Company has agreed to irrevocably waive all collateral management fees payable to it so long as it is the collateral manager under the Collateral Management Agreement. The Reset Notes are scheduled to mature on July 15, 2039; however, the Reset Notes may be redeemed by the Issuer, at the written direction of (i) a majority of the Subordinated Notes (with the consent of the Company, in the case of the Secured Reset Notes) or (ii) the Company, in each case, on any business day on or after July 15, 2028.

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

For the three and nine months ended September 30, 2026 and September 30, 2025, the components of interest expense with respect to the Notes and Reset Notes were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense	$3,971,487	$4,618,404	$12,162,289	$13,712,161
Amortization of debt issuance costs	49,618	35,137	118,746	104,265
Total interest expense	$4,021,105	$4,653,541	$12,281,035	$13,816,426
Average interest rate	5.18%	6.03%	5.35%	6.03%

Note 7. Share Transactions

Offering Proceeds

During the nine months ended September 30, 2026, the Company did not issue or sell any shares. During the nine months ended September 30, 2025, the Company issued and sold 32,662 shares at an aggregate purchase price of $0.5 million. These amounts include shares issued in reinvestment.

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

For the nine months ended September 30, 2026, the Company did not issue new shares of its common stock pursuant to the Company's dividend reinvestment plan.

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

For the nine months ended September 30, 2026, the Company repurchased 1,025,984 shares of its common stock pursuant to the Company Rule 10b5-1 Stock Repurchase Plan, Extended Company Rule 10b5-1 Stock Repurchase Plan, and Company Rule 10b-18 Repurchase Plan.

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

The PSCM Rule 10b5-1 Stock Purchase Plan and Extended PSCM Rule 10b5-1 Stock Purchase Plan are intended to allow PSCM to purchase shares of the Company’s common stock at times when it otherwise might be prevented from doing so under insider trading laws. The PSCM Rule 10b5-1 Stock Purchase Plan and Extended PSCM Rule 10b5-1 Stock Purchase Plan required PSCM’s agent to purchase shares of common stock on PSCM’s behalf when the market price per share of the Company’s common stock traded below the most recently reported NAV per share of common stock. Under the PSCM Rule 10b5-1 Stock Purchase Plan and Extended PSCM Rule 10b5-1 Stock Purchase Plan, the agent increased the volume of purchases made as the price of the Company’s common stock declines, subject to volume restrictions.

The purchase of shares pursuant to the PSCM Rule 10b5-1 Stock Purchase Plan and Extended PSCM Rule 10b5-1 Stock Purchase Plan are intended to satisfy the conditions of Rule 10b5-1 and Rule 10b-18 under the Exchange Act, and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances.

For the nine months ended September 30, 2026, PSCM purchased 67,875 shares of the Company’s common stock pursuant to the PSCM Rule 10b5-1 Stock Purchase Plan and Extended PSCM Rule 10b5-1 Stock Purchase Plan.

Note 8. Dividends and Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table summarizes the Company’s dividend declarations and distributions during the nine months ended September 30, 2026:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
2/26/2026	3/27/2026	4/9/2026	$0.360	$11,174,784	2,787	$28,709	(1)
3/19/2026	3/27/2026	4/9/2026	0.010	310,411	77	797	(1)
5/6/2026	6/26/2026	7/13/2026	0.360	11,041,652	2,910	29,740	(2)
6/24/2026	6/26/2026	7/13/2026	0.030	920,137	243	2,479	(2)
8/5/2026	9/25/2026	10/13/2026	0.360	10,888,823	-	-
9/22/2026	9/25/2026	10/13/2026	0.020	604,935	-	-

(1)
In accordance with the Company’s dividend reinvestment plan, 2,864 shares of the Company’s stock were purchased in the open market at an average price of $10.30 and such shares were allocated to stockholders of the Company participating in the dividend reinvestment plan.
(2)
In accordance with the Company’s dividend reinvestment plan, 3,153 shares of the Company’s stock were purchased in the open market at an average price of $10.22 and such shares were allocated to stockholders of the Company participating in the dividend reinvestment plan.

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

Note 9. Commitments and Contingencies

As of September 30, 2026 and December 31, 2025, the Company had an aggregate of $19.4 million and $21.5 million, respectively, of unfunded commitments to provide debt financing to its portfolio companies. As of each of September 30, 2026 and December 31, 2025, there were no capital calls or draw requests made by the portfolio companies to fund these commitments. Such commitments are generally up to the Company’s discretion to approve or are subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the composition of the unfunded commitments as of September 30, 2026 is shown in the table below:

	Expiration Date (1)	As of September 30, 2026
Azuria Water Solutions, Inc.	4/24/2028	$195,294
Aptean Inc.	1/30/2031	301,864
Cooper's Hawk Intermediate Holding LLC	7/29/2027	368,421
Cooper's Hawk Intermediate Holding LLC	7/29/2031	210,526
Coreweave Financing LLC	12/31/2026	1,110,717
Creation Technologies Inc	9/4/2028	1,035,714
Creation Technologies Inc	9/4/2031	973,571
Deerfield Dakota Holding, LLC	9/12/2032	557,143
Dresser Utility Solutions LLC	9/24/2028	486,957
Edition Holdings Inc	12/20/2027	1,350,868
Galway Borrower LLC	2/7/2028	2,720,687
Galway Borrower LLC	9/30/2028	470,150
GC Ferry Acquisition Inc	8/16/2027	1,312,500
Lido Purchaser Inc	4/3/2028	2,222,222
Logrhythm, Inc.	7/2/2029	525,000
London Buyer LLC	6/30/2028	434,783
London Buyer LLC	6/24/2033	652,174
Minotaur Acquisition, Inc.	5/10/2030	697,674
MRI Software LLC	2/10/2027	477,278
Optimizely North America Inc.	10/30/2031	458,333
Radwell Parent, LLC	4/1/2030	1,218,787
Radwell Parent, LLC	4/1/2030	224,141
Raven Acquisition Holdings LLC	11/19/2026	200,468
Trilon Group LLC	6/11/2028	155,755
USIC Holdings, Inc.	9/10/2031	34,946
Vacation Rental Brands, LLC	10/15/2027	962,667
Total unfunded commitments		$19,358,640

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

Note 10. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of each of September 30, 2026 and September 30, 2025, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of common stock for the three and nine months ended September 30, 2026 and September 30, 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net increase (decrease) in net assets resulting from operations	$14,007,567	$3,353,424	$(14,779,215)	$2,134,189
Weighted average shares of common stock outstanding - basic and diluted	30,540,075	32,084,902	30,907,327	32,343,757
Earnings (loss) per share of common stock - basic and diluted	$0.46	$0.10	$(0.48)	$0.07

Note 11. Financial Highlights

The following per share of common stock data has been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights for the nine months ended September 30, 2026 and September 30, 2025:

	For the Nine Months Ended September 30,
	2026	2025
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$14.85	$16.50

Results of Operations:
Net Investment Income(1)	1.12	1.25
Net Realized and Unrealized Gain (Loss) on Investments(4)	(1.49)	(1.13)
Net Increase (Decrease) in Net Assets Resulting from Operations	(0.37)	0.12

Distributions to Common Stockholders
Distributions from Net Investment Income	(1.14)	(1.23)
Net Decrease in Net Assets Resulting from Distributions	(1.14)	(1.23)

Net Asset Value, End of Period	$13.34	$15.39

Shares Outstanding, End of Period	30,234,979	31,875,902

Ratio/Supplemental Data
Net assets, end of period	$403,436,446	$490,445,213
Weighted-average shares outstanding	30,907,327	32,343,757
Total Return(3)	0.45%	2.20%
Portfolio turnover	27%	27%
Ratio of operating expenses to average net assets without waiver(2)	14.26%	13.92%
Ratio of operating expenses to average net assets with waiver(2)	14.26%	13.92%
Ratio of net investment income (loss) to average net assets without waiver(2)	10.91%	10.38%
Ratio of net investment income (loss) to average net assets with waiver(2)	10.91%	10.38%

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

Distributions

On October 13, 2026, the Company paid a distribution in the amount of $11,493,758, or $0.38 per share, to shareholders on record as of September 25, 2026.

Unfunded Capital Commitments

On October 27, 2026, $437,835.50 of the outstanding commitment to Coreweave Financing LLC was funded. The balance of the remaining unfunded commitment was $672,881.17 as of such date.

Company Rule 10b5-1 Stock Repurchase Plan

From October 1, 2026 to November 3, 2026, the Company repurchased 96,443 shares of its common stock pursuant to the Extended Company Rule 10b5-1 Stock Repurchase Plan at an aggregate price of $942,492.

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

Portfolio and Investment Activity

As of September 30, 2026, our weighted average total yield to maturity of debt and income producing securities at fair value was 11.99%, and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 8.38%.

As of December 31, 2025, our weighted average total yield to maturity of debt and income producing securities at fair value was 11.30%, and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 8.15%.

As of September 30, 2026, we had 278 debt and equity investments in 200 portfolio companies with an aggregate fair value of approximately $1.1 billion.

As of December 31, 2025, we had 264 debt and equity investments in 205 portfolio companies with an aggregate fair value of approximately $1.2 billion.

Our investment activity for the three and nine months ended September 30, 2026 and September 30, 2025 is presented below (information presented herein is at amortized cost unless otherwise indicated).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
New investments:
Gross investments	$114,952,533	$138,665,631	$296,684,470	$335,350,462
Less: sold investments	(165,801,164)	(156,027,427)	(355,577,236)	(433,678,517)
Total new investments	(50,848,631)	(17,361,796)	(58,892,766)	(98,328,055)

Principal amount of investments funded:
First-lien senior secured debt investments	$104,470,307	$121,385,632	$274,129,800	$303,546,402
Second-lien senior secured debt investments	5,122,413	5,970,000	13,622,413	10,960,000
Corporate bonds	1,900,000	2,999,999	2,900,000	4,998,572
Collateralized securities and structured products - debt	—	8,310,000	1,406,500	8,310,000
CLO Equity	—	—	—	—
Common stock	3,003,876	—	4,169,820	6,937,015
Preferred Stock	455,937	—	455,937	598,473
Total principal amount of investments funded	114,952,533	138,665,631	296,684,470	335,350,462

Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$136,489,315	$140,963,220	$305,130,781	$404,445,897
Second-lien senior secured debt investments	8,636,087	7,499,999	17,432,467	15,736,494
Corporate bonds	2,545,650	—	4,285,726	2,005,000
Collateralized securities and structured products - debt	18,078,619	5,900,000	27,885,884	8,800,000
CLO Equity	51,493	1,664,208	842,378	2,691,126
Common Stock	—	—	—	—
Preferred Stock	—	—	—	—
Total principal amount of investments sold or repaid	$165,801,164	$156,027,427	$355,577,236	$433,678,517

Our investment activity for the three and nine months ended September 30, 2026 and September 30, 2025 is presented below (information presented herein is at par unless otherwise indicated). New investment commitment refers to long-term funded commitments in new securities made during the period that remained outstanding as of September 30, 2026 and September 30, 2025, respectively.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Number of new investment commitments	31	28	91	69
Average new investment commitment amount	$3,502,268	$4,760,375	$2,804,899	$4,182,689
Weighted average maturity for new investment commitments	2.89 years	6.75 years	4.20 years	5.80 years
Percentage of new debt investment commitments at floating rates	98.13%	97.75%	99.06%	98.96%
Percentage of new debt investment commitments at fixed rates	1.87%	2.25%	0.94%	1.04%
Weighted average interest rate of new investment commitments(1)	8.34%	8.48%	8.12%	8.54%
Weighted average spread over reference rate of new floating rate investment commitments(2)	4.28%	4.30%	4.23%	4.32%
Weighted average interest rate on long-term investments sold or paid down	8.38%	8.64%	8.09%	8.53%

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

As of September 30, 2026 and December 31, 2025, our investments consisted of the following:

	September 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt	$1,038,993,241	$943,746,262	$1,088,644,221	$1,014,924,713
Second-lien senior secured debt	72,838,033	56,200,094	72,146,972	59,868,971
Corporate Bonds	7,762,171	6,448,125	8,892,453	7,929,631
CLO Mezzanine	7,947,023	6,087,114	34,863,998	34,300,352
CLO Equity	6,769,842	3,665,548	8,326,282	6,087,607
Equity	13,919,926	10,290,017	8,965,875	7,812,775
Short-term investments	61,145,715	61,145,715	72,716,269	72,716,269
Total Investments	$1,209,375,951	$1,087,582,875	$1,294,556,070	$1,203,640,318

The table below describes investments by industry composition based on fair value as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Software	10.8%	10.7%
Professional Services	8.6%	7.3%
Healthcare Providers and Services	8.3%	8.8%
Diversified Financial Services	6.2%	5.0%
Chemicals	5.8%	5.4%
Short-Term Investments	5.6%	6.0%
IT Services	5.5%	9.6%
Construction and Engineering	4.1%	5.0%
Commercial Services and Supplies	3.7%	2.0%
Media	3.1%	1.6%
Insurance	3.1%	3.5%
Food Products	2.4%	2.5%
Containers and Packaging	2.4%	2.2%
Hotels, Restaurants and Leisure	2.3%	2.2%
Electronic Equipment, Instruments and Components	2.0%	3.3%
Interactive Media Services	1.8%	1.3%
Healthcare Technology	1.8%	0.6%
Building Products	1.7%	1.8%
Aerospace and Defense	1.6%	1.1%
Machinery	1.5%	1.8%
Metals and Mining	1.4%	1.3%
Diversified Consumer Services	1.4%	1.1%
Auto Components	1.3%	1.6%
Household Durables	1.3%	1.2%
Trading Companies and Distributors	1.2%	—
Healthcare Equipment and Supplies	1.2%	0.7%
Pharmaceuticals	1.0%	0.7%
Real Estate Management and Development	0.9%	0.6%
Specialty Retail	0.9%	1.1%
Road and Rail	0.8%	0.7%
Entertainment	0.7%	0.2%
Industrial Conglomerates	0.7%	0.7%
Energy Equipment and Services	0.6%	0.9%
Diversified Telecommunication Services	0.6%	0.7%
Structured Note	0.6%	2.8%
Textiles, Apparel & Luxury Goods	0.6%	0.6%
Ground Transportation	0.4%	—
Restaurants	0.4%	0.3%
Automotive	0.4%	0.3%
Structured Subordinated Note	0.3%	0.5%
Passenger Airlines	0.3%	—
Construction Materials	0.3%	0.3%
Semiconductors and Semiconductor Equipment	0.2%	—
Technology Hardware, Storage & Peripherals	0.1%	—
Oil, Gas & Consumable Fuels	0.1%	—
Independent Power and Renewable Electricity Producers	—	1.2%
Electrical Equipment	—	0.5%
Household Products	—	0.3%
Total	100%	100%

The table below shows the weighted average yields and interest rate of our debt investments at fair value as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Weighted average total yield of debt and income producing securities(1)	11.99%	11.30%
Weighted average interest rate of debt and income producing securities(2)	8.31%	8.25%
Weighted average spread over reference rate of all floating rate investments (3)	4.39%	4.46%

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

4. Performing At or Above Plan/Add on Relative Where Applicable

3. Hold/Fair Value

2. Sell Opportunistically/Don’t Add

1. Sell Now Where Possible/Potential for Impairment.

The following table shows the distribution of our debt and equity investments on the 1 to 5 investment risk rating scale range at fair value as of September 30, 2026 and December 31, 2025:

		September 30, 2026		December 31, 2025
Scale Range	Designation	Investments at Fair Value (In thousands)	Percentage of Total Debt and Equity Investments	Investments at Fair Value (In thousands)	Percentage of Total Debt and Equity Investments
5	Add Now Where Possible/Outperforming or Compelling Relative Value	$4,486	0.4%	$4,522	0.4%
4	Performing At or Above Plan/Add on Relative Where Applicable	646,493	63.6%	670,428	61.5%
3	Hold/Fair Value	289,476	28.5%	341,140	31.3%
2	Sell Opportunistically/Don't Add	76,229	7.5%	74,446	6.8%
1	Sell Now Where Possible/Potential for Impairment	-	0.0%	-	0.0%
Total Debt and Equity Investments		$1,016,684	100.0%	$1,090,536	100.0%
Excluded from Ratings:
CLO Mezzanine		6,087		34,300
CLO Equity		3,666		6,088
Short-Term Investments		61,146		72,716
Total Investments		$1,087,583		$1,203,640

Results of Operations

The following table represents the operating results for the three and nine months ended September 30, 2026 and September 30, 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Total investment income	$26,568,855	$31,685,269	$80,081,846	$94,576,468
Less: Total expenses	14,933,175	18,044,199	45,368,266	54,180,718
Net investment income	11,635,680	13,641,070	34,713,580	40,395,750
Net realized gains (losses) on investments	(4,612,351)	(1,243,620)	(18,615,463)	(12,883,252)
Net change in unrealized gains (losses) on investments	6,984,238	(9,044,026)	(30,877,332)	(25,378,309)
Net increase (decrease) in net assets resulting from operations	$14,007,567	$3,353,424	$(14,779,215)	$2,134,189

Investment Income

Investment income for the three and nine months ended September 30, 2026 and September 30, 2025, was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Interest from investments	$24,813,915	$30,432,071	$75,728,943	$90,275,576
Dividend income	414,919	657,248	1,194,274	1,713,085
Payment-in-kind interest income	578,696	360,941	1,383,350	1,670,709
Other income	761,325	235,009	1,775,279	917,098
Total investment income	$26,568,855	$31,685,269	$80,081,846	$94,576,468

For the nine months ended September 30, 2026 and September 30, 2025, total investment income was driven by interest income from our investments. Total investment income is lower for the nine months ended September 30, 2026 compared to the prior year period due to lower average base rates on the investment portfolio, primarily consisting of floating rate loans, as a result of the Federal Reserve rate cuts beginning in September 2025. The size of our investment portfolio at fair value was approximately $1.2 billion as of December 31, 2025 and $1.1 billion as of September 30, 2026, respectively. As of September 30, 2026, loans on non-accrual status represented less than 0.01% of the total investments at fair value (or 0.96% at amortized cost). As of December 31, 2025, loans on non-accrual status represented 0.09% of the total investments at fair value (or 1.34% at amortized cost).

Expenses

Operating expenses for the three and nine months ended September 30, 2026 and September 30, 2025, were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense	$10,340,229	$12,757,494	$31,566,653	$38,303,625
Incentive fees	1,661,741	1,950,400	4,957,713	5,733,185
Management fees	1,807,868	2,242,634	5,567,414	6,809,386
Other operating expenses	1,085,529	1,055,863	3,164,295	3,222,330
Directors fees	37,808	37,808	112,191	112,192
Total expenses	$14,933,175	$18,044,199	$45,368,266	$54,180,718

Total expenses for the three months ended September 30, 2026 were $14.9 million, which consisted of $10.3 million in interest and debt financing, $1.7 million in incentive fees, $1.8 million in management fees, $1.1 million in other operating expenses, and $38 thousand in directors fees. Total expenses for the nine months ended September 30, 2026 were $45.4 million, which consisted of $31.6 million in interest and debt financing, $5.0 million in incentive fees, $5.6 million in management fees, $3.2 million in other operating expenses, and $112 thousand in directors fees.

Total expenses for the three months ended September 30, 2025 were $18.0 million, which consisted of $12.8 million in interest expense, $2.2 million in management fees, $2.0 million in incentive fees, $1.1 million in other operating expenses, and $38 thousand in directors fees. Total expenses for the nine months ended September 30, 2025 were $54.2 million, which consisted of $38.3 million in interest and debt financing, $6.8 million in management fees, $5.7 million in incentive fees, $3.2 million in other operating expenses, and $112 thousand in directors fees.

Interest expense decreased during the nine months ended September 30, 2026 compared to the prior year period primarily due to the average interest rate on debt decreasing from 6.06% at September 30, 2025 to 5.31% at September 30, 2026 (average debt outstanding decreased from $780.0 million to $697.7 million during the same period) under our BoA Credit Facility, WF Credit Facility and CLO Transactions. Incentive fees and management fees decreased compared to the prior year period due to lower net investment income and average net assets, respectively.

Net Change in Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and nine months ended September 30, 2026 and September 30, 2025, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Unrealized gains on investments	$33,697,582	$15,433,912	$52,614,579	$34,163,475
Unrealized (losses) on investments	(26,713,344)	(24,477,938)	(83,491,911)	(59,541,784)
Net change in unrealized gains (losses) on investments	$6,984,238	$(9,044,026)	$(30,877,332)	$(25,378,309)

The change in unrealized appreciation (depreciation) for the three months ended September 30, 2026 and September 30, 2025, totaled $7.0 million and $(9.0) million, respectively. For the three months ended September 30, 2026, this consisted of net unrealized depreciation of $2.2 million related to existing portfolio investments and net unrealized appreciation of $9.2 million related to exited portfolio investments (a portion of which has been reclassified to realized losses). For the three months ended September 30, 2025, this consisted of net unrealized depreciation of $7.9 million related to existing portfolio investments, and net unrealized depreciation of $1.1 million related to exited portfolio investments (a portion of which has been reclassified to realized losses).

The change in unrealized appreciation (depreciation) for the nine months ended September 30, 2026 and September 30, 2025 totaled $(30.9) million and $(25.4) million, respectively. For the nine months ended September 30, 2026, this consisted of net unrealized depreciation of $61.3 million related to existing portfolio investments and net unrealized appreciation of $30.4 million related to exited portfolio investments (a portion of which has been reclassified to realized losses). For the nine months ended September 30, 2025, this consisted of net unrealized depreciation of $42.9 million related to existing portfolio investments and net unrealized appreciation of $17.6 million related to exited portfolio investments (a portion of which has been reclassified to realized losses).

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

During the nine months ended September 30, 2026, we experienced a net decrease in cash and cash equivalents of $1.3 million. During the period, net cash provided by operating activities was $107.6 million, primarily as a result of proceeds received from sale of investments of $355.6 million, offset by fundings of portfolio investments (excluding investments in short-term investments) of $296.7 million. We funded short-term investments during the period, and as of the end of the period we held $61.1 million in fair value of short-term investments. During the same period, net cash used in financing activities was $109.0 million, primarily consisting of $60.0 million net repayments under the BoA Credit Facility and WF Credit Facility, $1.1 million payments of debt issuance costs, distributions paid in cash of $37.0 million and payment for the repurchase of common stock of $10.9 million.

During the nine months ended September 30, 2025, we experienced a net increase in cash and cash equivalents of $1.4 million. During the period, net cash provided by operating activities was $104.9 million, primarily as a result of proceeds received from sale of investments of $433.7 million, offset by fundings of portfolio investments (excluding investments in short-term investments) of $335.4 million. We funded short-term investments during the period, and as of the end of the period we held $54.5 million in fair value of short-term investments. During the same period, net cash used in financing activities was $103.5 million, primarily consisting of $51.7 million net repayments under the BoA Credit Facility and WF Credit Facility, distributions paid in cash of $41.9 million and payment for the repurchase of common shares of $10.4 million, partially offset by proceeds from the issuance of common stock of $0.5 million.

As of September 30, 2026 and September 30, 2025, we had cash and cash equivalents of $1.9 million and $4.2 million, respectively. As of September 30, 2026, we had $148.2 million in undrawn capacity under the BoA Credit Facility and $44.8 million in undrawn capacity under the WF Credit Facility. As of September 30, 2025, we had $227.9 million in undrawn capacity under the BoA Credit Facility and $20.7 million in undrawn capacity under the WF Credit Facility.

As a BDC, we are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. As of September 30, 2026, our asset coverage ratio was 161%.

Capital Contributions

During the nine months ended September 30, 2026, the Company did not issue or sell any shares. During the nine months ended September 30, 2025, the Company issued and sold 32,662 shares at an aggregate purchase price of $0.5 million. These amounts include shares issued in reinvestment.

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

For the nine months ended September 30, 2026, we repurchased 1,025,984 shares of our common stock pursuant to the Company Rule 10b5-1 Stock Repurchase Plan, Extended Company Rule 10b5-1 Stock Repurchase Plan, and Company Rule 10b-18 Repurchase Plan.

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

For the nine months ended September 30, 2026, PSCM purchased 67,875 shares of the Company's common stock pursuant to the PSCM Rule 10b5-1 Stock Purchase Plan and Extended PSCM Rule 10b5-1 Stock Purchase Plan.

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

Under the BoA Credit Facility, the Lenders have agreed to extend credit to PS BDC Funding in an aggregate amount up to the Commitment (as defined in the Credit Agreement) amount. The Commitment amount for the BoA Credit Facility is currently $350 million. The Borrowers’ ability to draw under the BoA Credit Facility is scheduled to terminate on February 11, 2028. All amounts outstanding under the BoA Credit Facility are required to be repaid by February 18, 2028. The loans under the BoA Credit Facility may be base rate loans or SOFR loans. The base rate loans will bear interest at the base rate plus 1.40%, and the SOFR loans will bear interest at 1-month SOFR plus 1.40% or 3-month SOFR plus 1.45%. The “base rate” will be equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate, and (c) 1-month or 3-month SOFR plus 0.10%.

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

As of September 30, 2026, we had approximately $201.8 million principal outstanding and $148.2 million of available Commitments under the BoA Credit Facility, and PS BDC Funding was in compliance with the applicable covenants in the BoA Credit Facility on such date.

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

As of September 30, 2026, we had $155.2 million principal outstanding and $44.8 million of available Commitments under the WF Credit Facility, and PS BDC Funding II was in compliance with the applicable covenants in the WF Credit Facility on such date.

CLO Transactions

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

On June 18, 2026, the Company, through Palmer Square BDC CLO 1, Ltd., priced its refinancing of a $300.0 million term debt securitization (the “CLO Reset Transaction” and together with the CLO Transaction, the “CLO Transactions”). The CLO Reset Transaction closed on July 15, 2026 (the “Refinancing Date”).

The notes offered in the CLO Reset Transaction were issued by the Issuer, and consist of (i) $228.0 million of AAA Class A-R Notes due 2039, which bear interest at the forward-looking term rate based on the secured overnight financing rate (“Term SOFR”) plus 1.27% (the “Class A-R Notes”); and (ii) $72.00 million of AA Class B-R Notes due 2039, which bear interest at Term SOFR plus 1.75% (the “Class B-R Notes” and, together with the Class A-R Notes, the “Secured Reset Notes”). The Company continues to retain 100% of the Subordinated Notes (together with the Secured Reset Notes, the “Reset Notes”).

The CLO Reset Transaction is backed by a diversified portfolio of senior secured loans or participation interests therein with the potential for investment in second lien loans or participation interests therein, corporate bonds or loans made to a debtor-in-possession pursuant to Section 364 of the Bankruptcy Code having the priority allowed by either Section 364(c) or 364(d) of the Bankruptcy Code and fully secured by senior liens or participation interests therein, which is managed by us as collateral manager pursuant to a collateral management agreement entered into with the Issuer (the “Collateral Management Agreement”). We have agreed to irrevocably waive all collateral management fees payable to us so long as we are the collateral manager under the Collateral Management Agreement. The Reset Notes are scheduled to mature on July 15, 2039; however, the Reset Notes may be redeemed by the Issuer, at the written direction of (i) a majority of the Subordinated Notes (with the consent of us, in the case of the Secured Reset Notes) or (ii) us, in each case, on any business day on or after July 15, 2028.

As of September 30, 2026, we had outstanding indebtedness under the CLO Reset Transaction of $300.0 million.

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

Under procedures established by our Board, we value investments for which market quotations are readily available at such market quotations. Assets listed on an exchange will be valued at their last sales prices as reported to the consolidated quotation service at 4:00 P.M. Eastern Time on the date of determination. If no such sales of such securities occurred, such securities will be valued at the mean between the last available bid and ask prices as reported by an independent, third-party pricing service on the date of determination (unless the prices provided by the pricing service are believed by the Investment Advisor to be unreliable or a significant event has occurred subsequent to the provision of the prices that the Investment Advisor determines will affect the fair value of the securities). Debt and equity securities that are not publicly traded or whose market prices are not readily available (or for which either of the events noted in the parenthetical immediately above occur) are valued at fair value by the Investment Advisor. Such determination of fair values may involve subjective judgments and estimates, although we will also engage independent valuation providers to review the valuation of each portfolio investment that constitutes a material portion of our portfolio and that does not have a readily available market quotation at least once annually. With respect to unquoted securities, our Investment Advisor will value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. With respect to Level 3 assets, we intend to retain one or more independent providers of financial advisory services to assist the Investment Advisor by performing certain limited third-party valuation services. We may appoint additional or different third-party valuation firms in the future.

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

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at September 30, 2026 is as follows:

	Contractual Obligations Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
BoA Credit Facility, Net	$—	$200,781,571	$—	$—	$200,781,571
WF Credit Facility, Net	—	—	155,113,116	—	155,113,116
CLO Transactions, Net	—	—	—	300,727,862	300,727,862
Total contractual obligations	$—	$200,781,571	$155,113,116	$300,727,862	$656,622,549

Off-Balance Sheet Arrangements

Unfunded commitments to provide funds to portfolio companies are not recorded on our consolidated statements of assets and liabilities. Our unfunded commitments may be significant from time to time. Unfunded commitments may expire without being drawn upon and the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2026 and December 31, 2025, we had 26 unfunded commitments totaling $19.4 million and 22 unfunded commitments totaling $21.5 million, respectively. See “Note 9. Commitments and Contingencies” in the notes to the accompanying consolidated financial statements for specific identification of the unfunded commitments. We believe we maintain sufficient liquidity in the form of cash (including restricted cash, if any), receivables and borrowing capacity to fund these unfunded commitments should the need arise. See Financial Condition, Liquidity and Capital Resources above.

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

Assuming that the consolidated statements of assets and liabilities as of September 30, 2026 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rate.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 200 basis points	$(22,448,699)	$(13,138,598)	$(9,310,101)
Down 150 basis points	(16,837,338)	(9,853,949)	(6,983,389)
Down 100 basis points	(11,225,951)	(6,569,299)	(4,656,652)
Down 50 basis points	(5,614,540)	(3,284,650)	(2,329,890)
Up 50 basis points	5,586,782	3,284,650	2,302,132
Up 100 basis points	11,226,515	6,569,299	4,657,216
Up 150 basis points	16,884,818	9,853,949	7,030,869
Up 200 basis points	22,570,896	13,138,598	9,432,298

The data in the table are based on our current statements of assets and liabilities. As of September 30, 2026, we had $21.1 million in net purchases that had not yet settled and $19.4 million in unfunded commitments. After settlement of these purchases, the change in interest expense will be larger as a result of the increase in the amount borrowed under the BoA Credit Facility, WF Credit Facility or CLO Transactions, as applicable. The table does not include any change in dividend income from our money market investments.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a number of significant risks. In addition to other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 31, 2025. The risks described in our annual report are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended September 30, 2026 to the risk factors discussed in Item 1A. Risk Factors of our annual report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Dividend Reinvestment Plan

During the nine months ended September 30, 2026, the Company did not issue or sell any shares in connection with the dividend reinvestment plan.

Open Market Share Repurchase Plans

During the nine months ended September 30, 2026, we repurchased 1,025,984 shares of our common stock pursuant to the Company Rule 10b5-1 Stock Repurchase Plan, Extended Company Rule 10b5-1 Stock Repurchase Plan, and Company Rule 10b-18 Repurchase Plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs (Dollars in Thousands) (1)
January 1, 2026 through January 31, 2026	61,796	$12.14	1,512,207	$5,000
February 1, 2026 through February 28, 2026	—	—	1,512,207	5,000
March 1, 2026 through March 31, 2026	78,353	10.70	1,590,560	4,162
April 1, 2026 through April 30, 2026	—	—	1,590,560	4,162
May 1, 2026 through May 31, 2026	167,628	10.86	1,758,188	32,341
June 1, 2026 through June 30, 2026	210,105	10.78	1,968,293	30,076
July 1, 2026 through July 31, 2026	84,087	10.10	2,052,380	29,227
August 1, 2026 through August 31, 2026	196,033	10.34	2,248,413	27,200
September 1, 2026 through September 30, 2026	227,982	10.33	2,476,395	24,845
Total	1,025,984	$10.63	2,476,395	$24,845

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

PSCM Rule 10b5-1 Stock Purchase Plan

During the nine months ended September 30, 2026, PSCM purchased 67,875 shares of the Company’s common stock pursuant to the PSCM Rule 10b5-1 Stock Purchase Plan and Extended PSCM Rule 10b5-1 Stock Purchase Plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs (Dollars in Thousands) (1)
January 1, 2026 through January 31, 2026	33,622	$12.00	169,877	$387
February 1, 2026 through February 28, 2026	34,253	11.30	204,130	—
March 1, 2026 through March 31, 2026	—	—	204,130	—
April 1, 2026 through April 30, 2026	—	—	204,130	—
May 1, 2026 through May 31, 2026	—	—	204,130	—
June 1, 2026 through June 30, 2026	—	—	204,130	—
July 1, 2026 through July 31, 2026	—	—	204,130	—
August 1, 2026 through August 31, 2026	—	—	204,130	—
September 1, 2026 through September 30, 2026	—	—	204,130	—
Total	67,875	$11.65	204,130	$—

(1) On April 22, 2025, PSCM entered into a share purchase plan (the "Extended PSCM Rule 10b5-1 Stock Purchase Plan") to permit the purchase of up to $2.5 million shares of our common stock, if the market price per share of our common stock is below the most recently reported NAV per share, subject to certain limitations. Under the Extended PSCM Rule 10b5-1 Stock Purchase Plan, the agent increased the volume of purchases made as the price of the Company’s common stock declines, subject to volume restrictions. The Extended PSCM Rule 10b5-1 Stock Purchase Plan commenced on May 22, 2025 and terminated on May 22, 2026.

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
10.1

Note Purchase Agreement, dated as of July 15, 2026, by and among Palmer Square BDC CLO 1, Ltd., as Issuer, Palmer Square BDC CLO 1, LLC, as Co-Issuer, and BofA Securities, Inc., as Initial Purchaser (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K (File No. 814-01334), filed on July 15, 2026).

10.2

Supplemental Indenture, dated as of July 15, 2026, by and between Palmer Square BDC CLO 1, Ltd., as Issuer, Palmer Square BDC CLO 1, LLC, as Co-Issuer, and U.S. Bank Trust Company, National Association, as Trustee (Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K (File No. 814-01334), filed on July 15, 2026).

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

Palmer Square Capital BDC Inc.

Date: November 4, 2026	/s/ Christopher D. Long
	Name:	Christopher D. Long
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 4, 2026	/s/ Jeffrey D. Fox
	Name:	Jeffrey D. Fox
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)